Form 10-Q
period 1995-03-31
BJ SERVICES CO
filed 1995-05-15
CIK 864328

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period From _____ to ______.


                         COMMISSION FILE NUMBER 1-10570


                              BJ SERVICES COMPANY
             (Exact name of registrant as specified in its charter)


                 Delaware                             63-0084140
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)



5500 Northwest Central Drive, Houston, Texas            77092
  (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (713) 462-4239


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. YES   X     NO
                                              -----       -----

There were 26,874,254 shares of the registrant's common stock, $.10 par value, outstanding as of May 12, 1995.


================================================================================

                              BJ SERVICES COMPANY




                                     INDEX

PART  I - FINANCIAL INFORMATION:

   Item 1. Financial Statements

           Consolidated Condensed Statement of Operations - Three
                 and six months ended March 31, 1995 and 1994                                 3

           Consolidated Condensed Statement of Financial Position -
                 March 31, 1995 and September 30, 1994                                        4

           Consolidated Condensed Statement of Cash Flows -
                 Six months ended March 31, 1995 and 1994                                     5

           Notes to Unaudited Consolidated Condensed Financial Statements                     6

   Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                    8


PART II - OTHER INFORMATION                                                                  13

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      Three Months Ended                  Six Months Ended
                                                         March 31,                            March 31,
                                                   1995              1994              1995               1994
                                              --------------    --------------     -------------      -------------
Revenue                                       $    106,668      $      98,451      $     226,083     $     203,208
Operating Expense:
   Cost of sales and services                       90,665             85,658            190,264           173,300
   Research and engineering                          2,215              2,468              4,278             4,512
   Marketing                                         4,004              3,221              7,948             6,603
   General and administrative                        6,349              5,542             12,453            11,177
                                              ------------      -------------      -------------     -------------
      Total operating expense                      103,233             96,889            214,943           195,592
                                              ------------      -------------      -------------     -------------
Operating income                                     3,435              1,562             11,140             7,616
Interest expense                                    (2,311)            (1,514)            (4,618)           (3,056)
Interest income                                        197                125                334               311
Other income (expense) - net                           393                383                940                95
                                              ------------      -------------      -------------     -------------
Income before income taxes and
   cumulative effect of accounting change            1,714                556              7,796             4,966
Income taxes                                           336                111              1,674               949
                                              ------------      -------------      -------------     -------------
Income before cumulative effect of
   accounting change                                 1,378                445              6,122             4,017
Cumulative effect of change in
   accounting principle, net of tax                                                                        (10,400)
                                              ------------      -------------      -------------     -------------
Net income (loss)                             $      1,378      $         445      $       6,122     $      (6,383)
                                              ============      =============      =============     =============

Net income (loss) per common share:
Income per common share before cumulative
   effect of accounting change                $        .09      $         .03      $         .39     $         .26
Cumulative effect of change in
    accounting principle, net of tax                                                                          (.66)
                                              ------------      -------------      -------------     -------------
Net income (loss) per common share            $        .09      $         .03      $         .39     $        (.40)
                                              ============      =============      =============     =============

Average shares outstanding                          15,716             15,663             15,716            15,663
                                              ============      =============      =============     =============





            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
                                 (IN THOUSANDS)


                                                                    March 31,      September 30,
                                                                      1995             1994
                                                                 -------------     -------------
                                                                   (Unaudited)
ASSETS

Current Assets:
   Cash and cash equivalents                                     $      5,698       $      3,218
   Receivables - net                                                   98,053            103,754
   Inventories:
      Finished goods                                                   31,740             30,970
      Work in process                                                   2,366              1,118
      Raw materials                                                     8,707              6,591
                                                                 ------------       ------------
         Total inventories                                             42,813             38,679
   Deferred income taxes                                                4,716              4,478
   Other current assets                                                 9,544              8,230
                                                                 ------------       ------------
         Total current assets                                         160,824            158,359
Property - net                                                        197,033            198,844
Goodwill                                                               20,413             20,998
Investments and other assets                                           35,348             31,865
                                                                 ------------       ------------
                                                                 $    413,618            410,066
                                                                 ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                              $     48,913       $     54,609
   Short-term borrowings and current
      portion of long-term debt                                        29,291             33,450
   Accrued employee compensation and benefits                          11,216             10,521
   Income and other taxes                                               8,911             10,678
   Accrued insurance                                                    3,097              2,637
   Other accrued liabilities                                           13,344              9,162
                                                                 ------------       ------------
      Total current liabilities                                       114,772            121,057
Long-term debt                                                         74,700             74,700
Deferred income taxes                                                   9,188              6,986
Accrued postretirement benefits and other                              17,812             17,396
Stockholders' equity                                                  197,146            189,927
                                                                 ------------       ------------
                                                                 $    413,618       $    410,066
                                                                 ============       ============





            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                    Six Months Ended
                                                                                        March 31,
                                                                                  1995            1994
                                                                               -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                              $     6,122     $    (6,383)
Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
   Cumulative effect of accounting change                                                           10,400
   Depreciation and amortization                                                    13,612          12,425
   Deferred income taxes (benefit)                                                  (2,264)         (2,185)
   Gain on disposal of property                                                       (692)           (381)
   Amortization of unearned compensation                                               660             410
   Changes in:
         Receivables                                                                 5,701           4,909
         Inventories                                                                (4,134)         (2,282)
         Accounts payable                                                           (5,696)         (5,100)
         Other current assets and liabilities                                        2,351          (8,605)
         Other, net                                                                  1,427            (156)
                                                                              ------------     -----------
Net cash provided by operating activities                                           17,087           3,052

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions                                                              (15,003)        (23,281)
   Proceeds from disposal of assets                                                  3,806           1,809
   Acquisition of business                                                                          (2,000)
                                                                              ------------     -----------
Net cash used for investing activities                                             (11,197)        (23,472)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                                         21,024
   Reduction of borrowings                                                          (4,159)
   Proceeds from issuance of stock                                                     749             757
                                                                              ------------     -----------
Net cash provided by (used for) financing activities                                (3,410)         21,781
Increase in cash and cash equivalents                                                2,480           1,361
Cash and cash equivalents at beginning of period                                     3,218           1,620
                                                                              ------------     -----------
Cash and cash equivalents at end of period                                    $      5,698     $     2,981
                                                                              ============     ===========





            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 GENERAL

In the opinion of management, the unaudited consolidated condensed financial statements for BJ Services Company (the "Company") include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position as of March 31, 1995, the results of operations for each of the three and six month periods ended March 31, 1995 and 1994 and the cash flows for each of the six month periods then ended. The consolidated condensed statement of financial position at September 30, 1994 is derived from the September 30, 1994 audited financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and six month periods ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

Certain amounts for fiscal 1994 have been reclassified in the accompanying consolidated condensed financial statements to conform to current year presentation.

NOTE 2 SUBSEQUENT EVENT

In April 1995, the Company acquired The Western Company of North America ("Western") for total consideration, including transaction costs, of approximately $514 million in cash and shares of the Company's common stock and warrants to purchase common stock. The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred at the beginning of fiscal year 1995.

                                                                     Six Months Ended
                                                                      March 31, 1995
                                                                  (In thousands, except
                                                                    per share amounts)
 Revenue                                                                  $400,005

 Net income from continuing operations                                      10,158

 Net income per share from continuing operations                              0.37


On April 13, 1995, the Company canceled its committed, unsecured credit facilities and the outstanding borrowings were repaid by funding from the Company's newly restructured committed unsecured credit facility, executed on April 14, 1995 to accommodate the acquisition of Western (the "Bank Credit Facility"). The Bank Credit Facility consists of a five-year $175.0 million revolving credit facility and a six-year $265.0 million term loan, providing an aggregate of $440.0 million in principal borrowings to the Company.

Waivers have been obtained with respect to the Company's $30.0 million 9.2% Notes Due August 1, 1998 (the "Notes") regarding the noncompliance that would have occurred, as a result of the consummation of the Bank Credit Facility, in respect of certain restrictive covenants included in the note agreements. Such waivers are effective for three months after the closing of the Bank Credit Facility, subject to earlier termination upon the occurrence of any event of default under the Bank Credit Facility. The Company is currently engaged in negotiations to modify such restrictive covenants and other provisions of the note agreements. If an amended note agreement is not consummated, the Company intends to prepay the Notes with funds available under its Bank Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's operations are primarily driven by the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity worldwide. Drilling activity, in turn, is largely dependent on the price of oil and natural gas. This is especially true in the United States, where the Company generates approximately half of its revenues (approximately two-thirds after giving effect to the acquisition of Western).

Due to weak energy prices and declining production, drilling activity in the United States has declined more than 75% from its peak in 1981, and record low drilling activity levels were experienced in 1986 and 1992. These events have led to the withdrawal by the Company from several low activity areas, including Casper and Riverton, Wyoming and Abilene, Texas in 1994. In addition, pumping service companies have been unable to recapitalize their aging United States fleets due to the inability, under current market conditions, to generate adequate returns on new capital investments.

The U.S. averaged 708 and 767 active drilling rigs for the respective three and six month periods ended March 31, 1995. This represents a decline of 7% and 5% compared with the same periods in 1994. For the most recent quarter, most of the activity decline occurred from reduced drilling for natural gas. It is anticipated that natural gas drilling activity will continue to show unfavorable comparisons over at least the next several quarters due to currently weak natural gas prices.

While international (excluding Canada) drilling activity has historically been less volatile than domestic activity, the international active rig count has declined in each of the last four years due to weaker oil prices and economic and political instability in certain overseas countries. Over the last few years, the most significant declines in international drilling activity have occurred in the North Sea, Italy, Nigeria and Mexico.

In both the U.S. and internationally, there has been an increasing trend by oil and gas companies toward "alliances" with the service companies. These alliances take various forms including packaged or integrated services, single source suppliers and turnkey agreements. For the first half of the fiscal year, approximately $36 million of the Company's U.S. revenue and $5 million of its international revenue were generated under such alliances.

EXPANSIONS AND ACQUISITIONS

Despite the recent declines in international drilling activity, management believes the primary opportunities for geographic and product expansion remain in international markets. As a result, other than the acquisition of Western, the Company's capital spending and expansion efforts have been primarily focused outside of the U.S. Most of the Company's expansion efforts during the past year have been focused on expanding the tubular services and commissioning and leak detection products, acquired in 1992, into geographic regions outside the North Sea.

On April 13, 1995 the Company completed its transaction to acquire Western for approximately $514 million, including transaction costs of approximately $10 million in cash and shares of the Company's common stock and warrants to purchase common stock. Both the Company and Western are leading providers of oilfield services. The acquisition gives the Company a greater "critical mass" with which to compete in the U.S. and international markets and the opportunity to realize significant consolidation benefits. While merger and consolidation costs will depress earnings for the next two quarters, the acquisition should add revenues of up to 70 - 80% to the Company's previous revenue base beginning in the June quarter. In addition, the majority of the consolidation efforts and resulting benefits are expected to be in place by the beginning of fiscal 1996. The realization of consolidation benefits depends upon a number of factors, including factors relating to general industry conditions and other factors outside the Company's control and the amount and timing of consolidation costs and benefits that are ultimately realized remain subject to all such factors affecting the combined business.

RESULTS OF OPERATIONS

Revenue: Revenue for the quarter ended March 31, 1995 was $106.7 million, an 8% increase from the prior year's second quarter revenue. For the six months ended March 31, 1995, revenue was $226.1 million, an 11% increase over the same period of the previous year.

U.S. revenues for the quarter ended March 31, 1995 were relatively flat with those of the same period in 1994. For the six month period, U.S. revenues increased 5% from the prior year due primarily to increased cement unit placements in the Gulf of Mexico, the addition of a stimulation vessel which was introduced in mid 1994 and slightly improved pricing. Also contributing to the year over year increase were alliances with major operators which generated approximately $8 million of additional revenue during the current six month period. For the most recent quarter, those increases were offset by lower revenues in the natural gas regions of South Texas and the Rocky Mountains.

International revenue for the three and six month periods was $60.0 million and $122.2 million, respectively. Such revenue represented increases of 15% and 17%, respectively, over the same periods of 1994 and occurred despite declines in overall international drilling activity as measured by the active drilling rig count. Much of the revenue growth occurred in Latin America as a result of increased stimulation activity with both private and governmental oil companies in Argentina, and the addition of a stimulation vessel in 1994 and a coiled tubing barge in 1995 to service the Lake Maracaibo, Venezuela market. Also contributing to the revenue increases were revenues from the Company's operations in Egypt which was previously accounted for as an equity investment until the Company acquired the remaining ownership from its joint venture partner in April 1994. In addition, geographic expansion of the Company's tubular services and casing and leak detection products generated increased revenues as these products have now been expanded into a total of 13 countries, including parts of the Middle East, Africa, South America, the Far

East and Australia. These gains were partially offset by declines in revenue from the Company's North Sea operations as a result of a decline in stimulation vessel activity and the loss of a major cementing contract in Norway.

Operating Income: As a result of the revenue increase, the Company's operating income of $3.4 million for the three month period ended March 31, 1995 was more than double the operating earnings of the same period in the previous year. Operating earnings for the six month period ended March 31, 1995 increased 46% over the same period of the previous year. For the quarter, the cost of sales and services as a percentage of revenue was 2.0% lower than that of the previous year's second quarter and 1.1% lower for the six month period primarily as a result of approximately $1.5 million in unusual or nonrecurring expenses which were incurred in the second quarter of fiscal 1994. Such expenses included startup costs associated with the Company's new stimulation vessels in the Gulf of Mexico and Venezuela, mobilization costs for geographic expansions and offshore skid placements, and severance and other costs associated with the downsizing of selected international locations. Other operating expenses increased by $1.4 million and $2.4 million, respectively, for the three and six month periods as compared to the same periods of the prior year primarily as a result of marketing expenses related to international expansions and computer system costs.

Net interest expense increased by $.7 million and $1.5 million, respectively, over the same three and six month periods of the previous year as a result of increased interest rates on the Company's floating rate debt obligations and interest rate swap agreement which effectively converts the fixed interest rate on the Company's 9.2% notes to a variable rate. The net other income of $.9 million for the six months ended March 31, 1995 resulted from royalty income from certain of the Company's products, a nonrecurring gain on the sale of a duplicate facility in Scotland during the first quarter and a gain in the second quarter on the sale of certain non revenue generating assets in the Far East region.

The effective tax rate increased from 19% in the prior year's first six month period to 21% in the current year due to marginal tax rates on higher profitability during the current year. The prior year's results also reflect the cumulative effect of an accounting change for retiree health benefits which resulted in a net loss for the six month period.

FINANCIAL CONDITION

Capital resources and liquidity: Net cash provided by operating activities during the first six months of 1995 was $17.1 million compared to $3.1 million in the same prior year period. The improvement was due to higher profitability and a smaller increase in working capital compared with the year earlier period.

Management strives to maintain low cash balances while utilizing available credit facilities to meet the Company's capital needs. Any excess cash generated is used to pay down outstanding borrowings.

At March 31, 1995, the Company maintained committed, unsecured credit facilities of $88.0 million, under which $74.2 million was outstanding. The commitments were subsequently canceled and the outstanding borrowings were repaid by funding from the Company's newly restructured committed unsecured credit facility, executed on April 14, 1995 to accommodate the acquisition of Western. The Bank Credit Facility consists of a five-year $175.0 million revolving credit facility and a six-year $265.0 million term loan, providing an aggregate of $440.0 million in principal borrowings to the Company. The credit facility specifically allocates $40.0 million of the term loan for redemption of the 7 1/4% convertible subordinated debentures originally issued by Western and assumed by the Company as a result of the acquisition. The Company subsequently called the outstanding debt for redemption, and holders of all but $111,000 principal amount of the debentures elected to convert their debentures into the right to receive cash, Company stock and warrants to purchase common stock. Accordingly, the Company has provided notice to the banks under its Bank Credit Facility of its intention to reduce the aggregate commitment and the term loan thereunder by $40.0 million to $400.0 million and $225.0 million, respectively. At March 31, 1995 the Company had $35.0 million in available discretionary lines of credit, under which $5.8 million was outstanding. The Company has subsequently increased its available discretionary lines of credit to $55.0 million.

The Company's interest bearing debt represented 34.5% of its total capitalization at March 31, 1995, compared to 36.3% at the previous fiscal year end. The improvement reflects cash flows from operations which were used to pay down short term borrowings.

Management believes that the restructured credit facilities described above, combined with other discretionary credit facilities and cash flows from operations, will provide the Company with sufficient capital resources and liquidity to manage its routine operations and fund projected capital expenditures.

The Company's 9.2% note agreement and Bank Credit Facility agreement contain various customary covenants, including the maintenance of certain profitability and solvency ratios. Waivers have been obtained with respect to the Company's $30.0 million 9.2% Notes Due August 1, 1998, regarding the noncompliance that would have occurred, as a result of the consummation of the Company's credit agreement, in respect of certain restrictive covenants included in the note agreements. Such waivers are effective for three months after the closing of the Bank Credit Facility, subject to earlier termination upon the occurrence of any event of default under the Bank Credit Facility. The Company is currently engaged in negotiations to modify such restrictive covenants and other provisions of the note agreements. If an amended note agreement is not consummated, the Company intends to prepay the Notes with funds available under its Bank Credit Facility.

Requirements for Capital: Capital expenditures for the six months ended March 31, 1995 were $15.0 million, or $8.2 million below the spending in the same period of the previous year. The current year's spending relates primarily to offshore operations both in the U.S. and abroad. The prior year's spending included approximately $9 million for the construction of two offshore stimulation vessels completed during the Company's second fiscal quarter of 1994. Fiscal 1995 capital expenditures, which are expected to be approximately $26 million (excluding the Western acquisition), will be focused primarily on international growth opportunities, including product and geographic expansions. The first six months' investing activities included $3.8 million of proceeds from the sale of a duplicate facility and other disposals of assets. The cash generated from such sales is not of a recurring nature, and the disposals of these assets will not have a material effect on future revenue or operating profits.

The actual amount of 1995 capital expenditures will be primarily dependent upon the availability of expansion opportunities and will be funded from cash flows from operating activities and available credit facilities. Management believes cash flows from operating activities and available lines of credit, if necessary, will be sufficient to fund projected capital expenditures.

                                    PART II
                               OTHER INFORMATION

Item 1.        Legal Proceedings

               As a result of the Merger, the Company assumed responsibility for certain claims and proceedings made against Western in connection with its business. Some, but not all, of such claims and proceedings will continue to be covered under insurance policies of Western which were in place at the time of the merger. Although the outcome of the claims and proceedings against the Company (including Western) cannot be predicted with certainty, management believes that there are no existing claims or proceedings that are likely to have a materially adverse effect on the Company.

               Shortly after the public announcement in September 1994 of the proposed acquisition of Western by the Company (the "Proposed Acquisition"), four actions were commenced against Western and its directors in the Delaware Court of Chancery, styled Croyden Associates v. Sheldon R. Erikson, et al., and The Western Company of North America, C.A. No. 13740, filed September 13, 1994; Reggie P. Judice v. Sheldon R. Erikson, et al., and The Western Company of North America, C.A. No. 13742, filed September 14, 1994; William T. Henderson v. Sheldon R. Erikson, et al., and The Western Company of North America, C.A. No. 13743, filed September 14, 1994, and Russ Seger v. Sheldon R. Erikson, et al., and The Western Company of North America, C.A. No. 13769, filed September 27, 1994. The allegations in these lawsuits, all of which were filed as alleged class action complaints, are substantially the same and relate to the rejection of the Proposed Acquisition by the Board of Directors of Western. The purported class of plaintiffs on whose behalf the class action complaints were filed is all stockholders of Western. Among the claims included in these lawsuits is the claim that, by failing to accept the Proposed Acquisition, Western and its directors breached their fiduciary duties to the stockholders of Western. In their complaints, the plaintiffs sought equitable relief to compel Western and its directors to perform their fiduciary duties, as construed by the plaintiffs, and unspecified damages. Three former directors of Western, Michael E. Patrick, William J. Johnson, and David A.B. Brown, are now directors of the Company.

Item 2.        Changes in Securities

               Upon effectiveness of the Merger, by execution of a supplemental indenture (the "Senior Note Supplement") with respect to Western's 12 7/8% Senior Notes due December 1, 2002, and a supplemental indenture (the "Debenture Supplement") with respect to Western's 7 1/4% Convertible Subordinated Debentures due January 15, 2015 (the "Debentures"), the Company assumed the covenants and obligations of Western under the respective indentures.

               Pursuant to the indenture for the Debentures, as supplemented by the Debenture Supplement, each holder of a Debenture was permitted to convert each $1,000 principal amount debenture into
               (i) $588.235 in cash, (ii) 29.49 shares of BJ Common Stock and (iii) 11.76 BJ Warrants. Cash will be paid in lieu of fractional shares of BJ Common Stock (on the basis of $19.9438 per share) and fractions of BJ Warrants (on the basis of $5.00 per warrant). On April 20, 1995, the Company announced the redemption, effective May 9, 1995, of the remaining outstanding Debentures, which, per the announcement, ceased to be convertible as of the close of business on May 4, 1995. Holders of all but $111,000 principal amount of the Debentures converted their Debentures prior to the close of business on May 4, 1995. The redemption price is 103.625% of the principal amount of the Debentures plus accrued interest to May 9, 1995, for a total amount of $1,059.21 per $1,000 principal amount of the Debentures.

               In connection with the Merger, stockholders of Western received
               4.38 million warrants ("Warrants") to purchase common stock of the Company ("Common Stock") at an initial exercise price of $30.00, subject to certain adjustments. The Warrants may be exercised at any time prior to the close of business on April 13, 2000, and, upon exercise, would increase the number of shares of Common Stock outstanding.

Item 3.        Defaults upon Senior Securities

               Waivers have been obtained with respect to the Company's $30.0 million 9.2% Notes Due August 1, 1998 (the "Notes"), regarding the noncompliance that would have occurred, as a result of the consummation of the Company's credit agreement, in respect of certain restrictive covenants included in the note agreements. Such waivers are effective for three months after the closing of the Bank Credit Facility, subject to earlier termination upon the occurrence of any event of default under the Bank Credit Facility. The Company is currently engaged in negotiations to modify such restrictive covenants and other provisions of the note agreements. If an amended note agreement is not consummated, the Company intends to prepay the Notes with funds available under its Bank Credit Facility.

Item 4.        Submission of Matters to a Vote of Security Holders

               At the annual meeting, Don D. Jordan and Michael McShane were elected as Class II Directors of the Company. The following table sets forth the results of the voting with respect to the election of directors at the Annual Meeting of Stockholders on January 26, 1995.

                                                   Against
                                                     Or                        Brokers
                                        For      (Withheld)    Abstentions    Non-Votes
                                       ---       ----------    -----------    ---------
             Election of Directors
                 Don D. Jordan       13,785,153       8,062        0             0
                 Michael McShane     13,742,719      50,496        0             0



             Messrs. Jordan and McShane were elected to serve as Class II Directors for a three-year term. The Directors whose terms continued after the Annual Meeting were L. William Heiligbrodt, James E. McCormick, J. W. Stewart, John R. Huff, and R. A. LeBlanc.

             On April 13, 1995, a Special Meeting of Stockholders was held (i) to approve and adopt the Merger Agreement between the Company and Western, (ii) to amend the Certificate of Incorporation of the Company in order to increase the number of authorized shares of Common Stock from 40,000,000 to 80,000,000; and (iii) to approve the BJ Services Company 1995 Incentive Plan. The following table sets forth the results of the voting with respect to the matters acted upon at the Special Meeting of Stockholders on April 13, 1995.

                                                               Against
                                                                  Or                        Brokers
                                                   For        (Withheld)    Abstentions    Non-Votes
                                                   ---        ----------    -----------    ---------

             Merger Agreement                  12,776,674         65,550        28,200        6,065
             Amendment to
              Certificate of Incorporation     12,624,796        222,419        29,274            0
             1995 Incentive Plan                8,587,367      3,227,418     1,061,704            0


             By the votes shown above, the Company's Stockholders approved the Merger Agreement, the amendment to the Certificate of Incorporation to increase the authorized number of shares of Common Stock to 80,000,000 shares, and the 1995 Incentive Plan.

Item 6.      Exhibits and Reports on Form 8-K.

       (a)   Exhibits.

       27.1      Financial Data Schedule

       (b)   Reports on Form 8-K.

       A report on Form 8-K was filed on March 7, 1995, reporting other events under Item 5 regarding the approval by the Department of Justice of the merger between the Company and Western, and attaching as an exhibit under Item 7 the related press release.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BJ Services Company
                                          (Registrant)



Date: May 13, 1994                      BY   /s/  Margaret B. Shannon
                                           --------------------------------
                                                  Margaret B. Shannon
                                             Vice President - General Counsel





Date: May 13, 1994                      BY    /s/  Matthew D. Fitzgerald
                                           --------------------------------
                                                 Matthew D. Fitzgerald
                                                  Controller and Chief
                                                   Accounting Officer

                               INDEX TO EXHIBITS



Exhibit

  27.1       Financial Data Schedule