Form 10-Q
period 1995-06-30
BJ SERVICES CO
filed 1995-08-14
CIK 864328

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period From ______ to ______.


                         COMMISSION FILE NUMBER 1-10570


                              BJ SERVICES COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                        DELAWARE                                              63-0084140
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)   (I.R.S. EMPLOYER IDENTIFICATION NO.)


      5500 NORTHWEST CENTRAL DRIVE, HOUSTON, TEXAS                              77092
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

There were 27,942,154 shares of the registrant's common stock, $.10 par value, outstanding as of August 14, 1995.


================================================================================

                              BJ SERVICES COMPANY




                                     INDEX


PART I - FINANCIAL INFORMATION:

    Item 1. Financial Statements

         Consolidated Condensed Statement of Operations (Unaudited) - Three
                 and nine months ended June 30, 1995 and 1994                                              3

         Consolidated Condensed Statement of Financial Position -
                 June 30, 1995 (Unaudited) and September 30, 1994                                          4

         Consolidated Condensed Statement of Cash Flows (Unaudited) -
                 Nine months ended June 30, 1995 and 1994                                                  5

         Notes to Unaudited Consolidated Condensed Financial Statements                                    6

    Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                10


PART II - OTHER INFORMATION                                                                               15

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              JUNE 30,                      JUNE 30,
                                                        1995           1994           1995           1994
                                                     -----------    -----------    -----------    ----------
Revenue                                              $   199,542    $   106,318    $   425,625    $  309,526
Operating expense:
    Cost of sales and services                           167,106         90,574        357,202       264,125
    Research and engineering                               3,822          2,166         8,100          6,678
    Marketing                                              9,271          3,669        17,219         10,272
    General and administrative                             7,864          5,363        20,317         16,540
    Goodwill amortization                                  1,236            289         1,814            896
    Unusual charge                                        16,000                       16,000
                                                     -----------    -----------    ----------     ----------
       Total operating expense                           205,299        102,061        420,652       298,511
                                                     -----------    -----------    -----------    ----------
Operating income (loss)                                   (5,757)         4,257         4,973         11,015
Interest expense                                          (4,884)        (1,736)       (9,502 )       (4,792)
Interest income                                              322            138           656            449
Other income (expense) - net                                 648           (227)        1,998            726
                                                     -----------    -----------    ----------     ----------
Income (loss) before income taxes and
    cumulative effect of accounting change                (9,671)         2,432        (1,875 )        7,398
Income taxes                                              (3,823)           365        (2,149 )        1,314
                                                     -----------    -----------    ----------     ----------
Income (loss) before cumulative effect of
    accounting change                                     (5,848)         2,067           274          6,084
Cumulative effect of change in
    accounting principle, net of tax                                                                 (10,400)
                                                     -----------    -----------    -----------    ----------
Net income (loss)                                    $    (5,848)   $     2,067    $      274     $   (4,316)
                                                     ===========    ===========    ==========     ==========

Net income (loss) per share:
Income (loss) per share before cumulative
    effect of accounting change                      $      (.23)   $       .13    $      .01     $      .39
Cumulative effect of change in
     accounting principle, net of tax                                                                   (.66)
                                                     -----------    -----------    -----------    ----------
Net income (loss) per share                          $      (.23)   $       .13    $      .01     $     (.27)
                                                     ===========    ===========    ==========     ==========

Average shares outstanding                                26,115         15,667        19,170         15,663
                                                     ===========    ===========    ==========     ==========

       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
                                 (IN THOUSANDS)


                                                                                 JUNE 30,       SEPTEMBER 30,
                                                                                   1995             1994
                                                                               ------------   -----------------
                                                                                (UNAUDITED)
ASSETS

Current assets:
    Cash and cash equivalents                                                  $      1,383     $      3,218
    Receivables - net                                                               167,186          103,754
    Inventories:
         Finished goods                                                              51,251           30,970
         Work in process                                                              4,014            1,118
         Raw materials                                                                7,869            6,591
                                                                               ------------     ------------
             Total inventories                                                       63,134           38,679
    Deferred income taxes                                                            10,973            4,478
    Other current assets                                                             11,763            8,230
                                                                               ------------     ------------
             Total current assets                                                   254,439          158,359
Property - net                                                                      427,437          198,844
Deferred income taxes                                                                96,324           16,365
Goodwill and other assets                                                           200,073           36,498
                                                                               ------------     ------------
                                                                               $    978,273     $    410,066
                                                                               ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                           $     76,688     $     54,609
    Short-term borrowings and current
         portion of long-term debt                                                   28,942           33,450
    Accrued employee compensation and benefits                                       20,787           10,521
    Income and other taxes                                                           11,170           10,678
    Accrued insurance                                                                13,355            2,637
    Other accrued liabilities                                                        41,181            9,162
                                                                               ------------     ------------
         Total current liabilities                                                  192,123          121,057
Long-term debt                                                                      274,666           74,700
Deferred income taxes                                                                 9,830            6,986
Accrued postretirement benefits and other                                            44,345           17,396
Stockholders' equity                                                                457,309          189,927
                                                                               ------------     ------------
                                                                               $    978,273     $    410,066
                                                                               ============     ============


       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                     NINE MONTHS ENDED
                                                                                          JUNE 30,
                                                                                   1995             1994
                                                                               ------------     ------------
Cash flows from operating activities:
Net income (loss)                                                              $        274     $     (4,316)
Adjustments to reconcile net income (loss) to cash
    provided by operating activities:
    Cumulative effect of accounting change                                                            10,400
    Unusual charge, non cash                                                          3,646
    Depreciation and amortization                                                    25,178           19,080
    Deferred income taxes (benefit)                                                  (8,637)          (2,486)
    Gain on disposal of property                                                       (740)            (381)
    Amortization of unearned compensation                                               660              117
    Changes in assets and liabilities, net of effects from
       acquisition of business:
         Receivables                                                                    494              258
         Inventories                                                                 (4,361)          (1,426)
         Accounts payable                                                            (1,280)          (2,115)
         Other current assets and liabilities                                         8,131           (7,379)
         Other, net                                                                     838           (1,240)
                                                                               ------------     ------------
               Net cash provided by operating activities                             24,203           10,512

Cash flows from investing activities:
    Property additions                                                              (24,346)         (32,149)
    Proceeds from disposal of assets                                                  5,121            1,164
    Acquisition of business, net of cash acquired                                  (202,858)          (2,000)
                                                                               ------------     ------------
               Net cash used for investing activities                              (222,083)         (32,985)

Cash flows from financing activities:
    Proceeds from borrowings, net                                                   193,293           22,119
    Proceeds from issuance of stock                                                   2,752              780
                                                                               ------------     ------------
               Net cash provided by financing activities                            196,045           22,899

Increase (decrease) in cash and cash equivalents                                     (1,835)             426
Cash and cash equivalents at beginning of period                                      3,218            1,620
                                                                               ------------     ------------
Cash and cash equivalents at end of period                                     $      1,383     $      2,046
                                                                               ============     ============


       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 GENERAL

In the opinion of management, the unaudited consolidated condensed financial statements for BJ Services Company (the "Company") include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position as of June 30, 1995, the results of operations for each of the three and nine month periods ended June 30, 1995 and 1994 and the cash flows for each of the nine month periods then ended. The consolidated condensed statement of financial position at September 30, 1994 is derived from the September 30, 1994 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and nine month periods ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

Certain amounts for fiscal 1994 have been reclassified in the accompanying consolidated condensed financial statements to conform to the current year presentation.

NOTE 2 ACQUISITION

In April 1995, the Company acquired The Western Company of North America ("Western") for total consideration, including transaction costs, of $511.4 million in cash, Company common stock and warrants to purchase common stock. The total transaction may be summarized as follows:

                                                                  (in thousands)
           Cash                                                    $   247,425
           Stock issued (12,036,393 shares)                            240,006
           Warrants issued (4,800,037 warrants)                         24,000
                                                                   -----------
                     Total consideration                               511,431
           Net assets acquired                                         343,496(1)
                                                                   -----------
                     Goodwill                                      $   167,935
                                                                   ===========

----------------------
(1) Includes cash acquired of $44.5 million.


This acquisition was accounted for using the purchase method of accounting. Accordingly, the results of Western are included in the financial statements beginning April 1, 1995. The assets and liabilities of Western have been recorded on the Company's books at estimated fair market value on April 1, 1995 with the remaining purchase price reflected as goodwill, which will be amortized on a straight line basis over 40 years. The allocation of the purchase price is preliminary, as valuation and other studies have not been finalized. It is not expected that the final allocation of purchase price will produce materially different results from those presented herein. The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred at the beginning of fiscal year 1994.

                                                                                     NINE MONTHS ENDED
                                                                                          JUNE 30,
                                                                                   1995             1994
                                                                               ------------     ------------
                                                                                   (IN THOUSANDS, EXCEPT
                                                                                     PER SHARE AMOUNT)
Revenue                                                                       $     599,547     $    546,611
Net income (loss) from continuing operations
     before cumulative effect of accounting change                                    4,325           (1,103)
Net income (loss) from continuing operations                                          4,325          (11,503)
Net income (loss) per share from continuing operations
     before cumulative effect of accounting change                                      .16             (.04)
Net income (loss) per share from continuing operations                                  .16             (.41)


NOTE 3 LONG TERM DEBT

Long term debt consisted of the following:

                                                                             JUNE 30,        SEPTEMBER 30,
                                                                               1995               1994
                                                                          -------------    -----------------
                                                                                   (in thousands)

Notes payable, banks                                                      $     275,000       $     81,900
9.2% notes due August 1998                                                       24,000             24,000
Other                                                                             2,166
                                                                          -------------       ------------
                                                                                301,166            105,900
Less current maturities of long term debt                                        26,500             31,200
                                                                          -------------       ------------

Long term debt                                                            $     274,666       $     74,700
                                                                          =============       ============


During the quarter ended June 30, 1995, the Company established a committed unsecured credit facility with Bank of America as agent ("Bank Credit Facility") and repaid and canceled its credit facility with the First National Bank of Chicago. The Bank Credit Facility, which was executed on April 14, 1995 to accommodate the acquisition of Western, consists of a five-year $175.0 million revolver and a six-year $225.0 million term loan, providing an aggregate of $400.0 million in available principal borrowings to the Company. The Company is charged various fees in connection with this Bank Credit Facility, including a commitment fee based on the average daily unused portion of the commitment. Borrowings outstanding under the Bank Credit Facility at June 30, 1995 amounted to $275.0 million, which is comprised of $225.0 million under the term loan and $50.0 million under the revolver. The weighted average interest rate for such outstanding borrowings was 6.74% at June 30, 1995.

The Bank Credit Facility incorporates a swingline facility allowing the Company to borrow up to $20.0 million for up to seven days in minimum advances of $1.0 million. In addition, standby letters of credit are available in an amount not to exceed $20.0 million. No such borrowings were outstanding at June 30, 1995.

The Company's debt agreements contain various customary covenants including maintenance of certain profitability and solvency ratios and restrictions on dividend payments, as defined in the Bank Credit Facility. The Company is also required to make mandatory prepayments from free cash flow (as defined in the Bank Credit Facility) subject to certain ratios as calculated at the end of each fiscal year. Such prepayments shall be applied to reduce the term loan installments on a pro rata basis.

At June 30, 1995, long term debt was due in aggregate annual installments of $26,500,000, $35,500,000, $47,000,000, $53,900,000 and $99,200,000 in the
quarters ending June 30, 1996, 1997, 1998, 1999 and 2000, respectively, and an aggregate of $39,066,000 thereafter.

Waivers have been obtained with respect to the Company's 9.2% Notes (the "Notes") regarding covenant violations which would have occurred as a result of the consummation of the Bank Credit Facility, in respect of certain restrictive covenants included in the note agreements. Such waivers are effective until September 12, 1995, subject to earlier termination upon occurrence of any event of default under the Bank Credit Facility. The Company is currently involved in negotiations to modify such restrictive covenants and other provisions of the note agreement. If an amended note agreement is not consummated, the Company intends to prepay the Notes using borrowings under the Bank Credit Facility.

NOTE 4 UNUSUAL CHARGE

During the third quarter of 1995, the Company recorded an unusual charge of $16.0 million ($.40 per share after-tax) in connection with a consolidation program that is designed to improve efficiencies and reduce costs in connection with the acquisition of Western.

The components of the unusual charge are as follows:

                                                       1995                  1995              BALANCE AT
                                                     PROVISION           EXPENDITURES        JUNE 30, 1995
                                                 -----------------     ---------------     -----------------
Facility closings                                  $       5,643        $      (4,250)(1)     $      1,393
Change in control costs                                    5,381               (4,081)               1,300
Legal and other                                            3,342               (1,842)               1,500
Severance costs                                            1,634               (1,134)                 500
                                                   -------------        -------------         ------------

Total                                              $      16,000        $     (11,307)        $      4,693
                                                   =============        =============         ============


(1) Includes $3,646 non cash impairment of facilities.

The Company and Western both operated facilities in many of the same locations. Management has made the decision to close the duplicate facilities previously operated by BJ Services and retain those operated by Western. A provision was recorded to adjust the carrying value of these duplicate facilities to estimated net realizable value and accruals were recorded for the estimated costs associated with their closings, including maintenance of the facilities until their ultimate sale and relocation of assets. Substantially all of the duplicate facilities were closed as of June 30, 1995.

Upon consummation of the Western acquisition, the change in control provision under the Company's executive officers' severance agreement was triggered. As a result, approximately 168,000 performance units previously granted to the Company's executive officers became fully vested and were subsequently issued. The unusual charge includes an amount for the excess of the value of the performance units on the date of issuance over the estimated amount which otherwise was earned had the acquisition not occurred.

The unusual charge also includes an estimate of legal, severance and other costs that would not have been incurred had the acquisition of Western not occurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

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

Due to weak energy prices and declining production, drilling activity in the United States has declined more than 75% from its peak in 1981, and record low drilling activity levels were experienced in 1986 and 1992. These events have led to the withdrawal by the Company from several low activity areas in recent years. In addition, pumping service companies have been unable to recapitalize their aging United States fleets due to the inability, under current market conditions, to generate adequate returns on new capital investments.

The U.S. averaged 677 and 737 active drilling rigs for the respective three and nine month periods ended June 30, 1995. This represents a decline of 8% and 6%, respectively compared with the same periods in 1994. For the most recent quarters, most of the activity decline occurred from reduced drilling for natural gas. It is anticipated that natural gas drilling activity will continue to show unfavorable comparisons over at least the next two quarters due to currently weak natural gas prices.

While international (excluding Canada) drilling activity has historically been less volatile than domestic activity, the international active rig count had declined in each of the last four years prior to fiscal 1995 due to weaker oil prices and economic and political instability in certain overseas countries. The most significant declines in international drilling activity occurred in the North Sea, Italy, Nigeria and Mexico. The activity decline has leveled off somewhat with the active rig count for the first nine months of fiscal 1995 remaining flat with 1994.

In both the U.S. and internationally, there has been an increasing trend by oil and gas companies toward "alliances" with the service companies. These alliances take various forms including packaged or integrated services, single source suppliers and turnkey agreements. For the first nine months of the fiscal year, approximately $68 million of the Company's U.S. revenue and $9 million of its international revenue were generated under such alliances.

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

On April 13, 1995 the Company completed its transaction to acquire Western for $511.4 million ( including transaction costs of $7.2 million) in cash, shares of Company common stock and warrants to purchase common stock. Both the Company and Western are leading providers of oilfield services. The acquisition gives the Company a greater "critical mass" with which to compete in U.S. and international markets and the opportunity to realize significant consolidation benefits. While merger and consolidation related costs will continue to depress earnings for the next quarter, the acquisition is expected to add revenues of up to 70 - 80% to the Company's previous revenue base and more than double the Company's U.S. revenue base beginning in the June quarter. In addition, it is estimated that at least $35 million of overhead and redundant operating costs will be eliminated annually by combining the two companies. Approximately $3 to 4 million of consolidation benefits were realized during this most recent quarter of combined operations and a total of approximately $7 to 8 million is expected to be realized during the fourth fiscal quarter. The remainder of the consolidation efforts and resulting benefits are expected to be in place by the beginning of fiscal 1996. The realization of consolidation benefits depends upon a number of factors, including factors relating to general industry conditions and other factors outside the Company's control and the amount and timing of consolidation costs and benefits that are ultimately realized are subject to all such factors affecting the combined business.

RESULTS OF OPERATIONS

Revenue: Revenue for the quarter ended June 30, 1995 was $199.5 million, compared with $106.3 million in the prior year's third quarter. Most of the $93.2 million year over year increase was due to the current quarter results including the operations of Western, which were acquired in April 1995, and from increased activity in Latin America. For the nine months ended June 30, 1995, revenue was $425.6 million, a $116.1 million increase over revenue for the same period of the previous year.

U.S. revenues for the quarter ended June 30, 1995 were $121.5 million compared to $51.1 million in the same period in 1994. For the nine month period, U.S. revenues were $225.4 million, a $76.0 million increase over the prior year. Such increases were due primarily to the acquisition of Western in April 1995. On a combined basis, revenues in the U.S. declined 3% for the quarter while overall drilling activity declined 8%. Natural gas drilling activity declined by 14% compared with the previous year leading to revenue declines in the major gas areas. Outside the major gas areas, the Company's U.S. operations showed strong year to year gains due primarily to increased cement unit placements in the Gulf of Mexico, the addition of a stimulation vessel introduced in mid 1994 and slightly improved pricing. Also contributing to the year over year increase were alliances with major operators.

International revenue for the three and nine month periods was $78.0 million and $200.2 million, respectively. Such revenue represented increases of 41% and 25%, respectively, over the same periods of 1994. Much of the revenue growth occurred in Latin America as a result of increased stimulation activity with both private and governmental oil companies in Argentina, and the addition of a stimulation vessel in 1994 and a coiled tubing barge in 1995 to service the Lake Maracaibo, Venezuela market. Also contributing to the revenue increases were revenues from the Company's operations in Egypt, which were accounted for as an equity investment until the Company acquired the remaining ownership from its joint venture partner in April 1994, and from the acquisition of Western in April 1995. In addition, geographic expansion of the Company's tubular services and casing and leak detection products generated increased revenues as these products have now been expanded into a total of 13 countries, including parts of the Middle East, Africa, South America, the Far East and Australia. A recovery in drilling activity in the United Kingdom and Nigeria, the Company's recent expansion into Viet Nam, and resumed stimulation activity in the North Sea also contributed to the revenue growth for the most recent quarter. For the nine month comparison, these gains were partially offset by declines in revenue from the Company's North Sea operations as a result of a decline in stimulation vessel activity and the loss of a major cementing contract in Norway.

Operating Income: For the quarter ended June 30, 1995, the Company recorded an operating loss of $5.8 million, including a pre-tax $16.0 million ($.40 per share after-tax) unusual charge. The unusual charge was taken in connection with a consolidation program that is designed to improve efficiencies and reduce costs resulting from the acquisition of Western. Included in the unusual charge is an adjustment to the carrying value of duplicate operating facilities, severance and related benefit costs, benefits due under agreements covering the Company's executives which were triggered as a result of the acquisition of Western, and legal and other costs that would not have been incurred had the acquisition not occurred. Operating income for the nine months ended June 30, 1995 was $5.0 million, including the $16.0 million unusual charge, compared to $11.0 million for the year earlier period. Exclusive of the unusual charge, this represents a $10.0 million improvement over the same period of 1994, due primarily to revenue increases as a result of the acquisition of Western and revenue growth internationally through activity increases and expansions of products. For the quarter and nine month periods, the cost of sales and services as a percentage of revenue was 1.5% lower than that of the same periods of the previous year. The improvement in the quarter was primarily as a result of cost reduction efforts implemented after the acquisition of Western. Also contributing to the improvement for the nine month period was approximately $1.5 million in nonrecurring expenses which were incurred in the second quarter of fiscal 1994. Such expenses included startup costs associated with the Company's new stimulation vessels in the Gulf of Mexico and Venezuela, mobilization costs for geographic expansions and offshore skid placements, and severance and other costs associated with the downsizing of selected international locations. Other operating expenses, excluding the unusual charge, increased by $10.7 million and $13.1 million, respectively, for the three and nine month periods as compared to the same periods of the prior year primarily as a result of the acquisition of Western. Also contributing to the operating expense increase were marketing expenses related to international expansions.

Net interest expense increased by $3.0 million and $4.5 million, respectively, over the same three and nine month periods of the previous year as a result of borrowings to finance the acquisition of Western and increased interest rates on the Company's floating rate debt obligations. The net other income of $2.0 million for the nine months ended June 30, 1995 resulted from royalty income from certain of the Company's proprietary products, a nonrecurring gain on the sale of a duplicate facility in Scotland during the first quarter and a gain in the second quarter on the sale of certain nonrevenue generating assets in the Far East region.

Exclusive of the unusual charge, the effective tax rate increased from 18% in the prior year's first nine month period to 24% in the current year due to the higher profitability being taxed at marginal rates of 30 to 35% during the current year.

The prior year's results also reflect the cumulative effect of an accounting change for retiree health benefits which resulted in a net loss for the nine month period.

FINANCIAL CONDITION

Capital Resources and Liquidity: Net cash provided by operating activities during the first nine months of 1995 was $24.2 million compared to $10.5 million in the same prior year period. The improvement was due to higher profitability and a smaller increase in working capital compared with the year earlier period.

Management strives to maintain low cash balances while utilizing available credit facilities to meet the Company's capital needs. Any excess cash generated is used to pay down outstanding borrowings.

On April 14, 1995 the Company canceled its committed unsecured credit facility with the First National Bank of Chicago and the outstanding borrowings were repaid with funds from the Company's committed unsecured credit facility with Bank of America ("Bank Credit Facility"), executed to accommodate the acquisition of Western. The Bank Credit Facility consists of a five-year $175.0 million revolving credit facility and a six-year $225.0 million term loan, providing an aggregate of $400.0 million in available principal
borrowings to the Company.   Borrowings outstanding under the Bank Credit
Facility at June 30, 1995 amounted to $275.0 million which is comprised of $225.0 million on the term loan and $50.0 million on the revolver.

The Company's interest bearing debt represented 39.9% of its total capitalization at June 30, 1995, compared to 36.3% at the previous fiscal year end. The increase reflects borrowings used to acquire Western.

Management believes that the credit facilities described above, combined with other discretionary credit facilities and cash flows from operations, will provide the Company with sufficient capital resources and liquidity to manage its routine operations and fund projected capital expenditures.

The Company's debt agreements contain various customary covenants, including the maintenance of certain profitability and solvency ratios. Waivers have been obtained with respect to the

Company's 9.2% Notes regarding the covenant violations which would have occurred as a result of the consummation of the Bank Credit Facility, in respect of certain restrictive covenants included in the note agreements. Such waivers are effective until September 12, 1995, subject to earlier termination upon the occurrence of any event of default under the Bank Credit Facility.
The Company is currently engaged in negotiations to modify such restrictive covenants and other provisions of the note agreements. If an amended note agreement is not consummated, the Company intends to prepay the 9.2% Notes with funds available under its Bank Credit Facility.

At September 30, 1994, the Company had approximately $112 million of U.S. tax net operating loss carryforwards expiring between 2004 and 2009. In connection with the Western acquisition, the Company has acquired approximately $374 million of tax net operating loss carryforwards, subject to certain limitations, expiring between 2001 and 2005. In the preliminary allocation of purchase price, management has estimated that the Company will utilize approximately $251 million of these carryforwards, the benefit of which has been included in the $75 million net deferred tax asset recognized in the acquisition. This estimate gives effect to the projected consolidation benefits to be achieved by combining the two companies and eliminating certain redundant overhead and operating costs.

Requirements for Capital: Capital expenditures for the nine months ended June 30, 1995 were $24.3 million, or $7.8 million below the spending in the same period of the previous year. The current year's spending relates primarily to offshore operations both in the U.S. and abroad. The prior year's spending included approximately $12 million for the construction of two offshore stimulation vessels completed during the Company's second fiscal quarter of 1994. Fiscal 1995 capital expenditures, which are expected to be approximately $26 million (excluding the Western acquisition), will be focused primarily on international growth opportunities, including product and geographic expansions. The first nine months' investing activities included $5.1 million of proceeds from the sale of a duplicate facility and other disposals of assets. The cash generated from such sales is not of a recurring nature, and the disposal of these assets will not have a material effect on future revenue or operating profits.

The actual amount of 1995 capital expenditures will be primarily dependent upon the availability of expansion opportunities and will be funded by cash flows from operating activities and available credit facilities. Management believes cash flows from operating activities and available lines of credit, if necessary, will be sufficient to fund projected capital expenditures.

                                    PART II
                               OTHER INFORMATION

Item 1.    Legal Proceedings

                 None

Item 2.    Changes in Securities

                 None

Item 3.    Defaults upon Senior Securities

                 Waivers have been obtained with respect to the Company's 9.2% Notes (the "Notes"), regarding the covenant violations which would have occurred as a result of the consummation of the Company's credit agreement (the "Bank Credit Facility"), in respect of certain restrictive covenants included in the note agreements. Such waivers are effective until September 12, 1995, subject to earlier termination upon the occurrence of any event of default under the Bank Credit Facility. The Company is currently engaged in negotiations to modify such restrictive covenants and other provisions of the note agreement. If an amended note agreement is not consummated, the Company intends to prepay the Notes with funds available under its Bank Credit Facility.

Item 4.    Submission of Matters to a Vote of Security Holders

                 None

Item 5.    Other Information

                 None

Item 6.    Exhibits and Reports on Form 8-K.

               (a)  Exhibits.

                  3.1  Bylaws as amended effective April 13, 1995.

                 27.1  Financial Data Schedule

            (b)  Reports on Form 8-K.

                 A current report on Form 8-K was filed by the Company on April 14, 1995, attaching as an exhibit the press release of BJ Services announcing the approval of the merger with Western.

                 A current report on Form 8-K was filed by the Company on April 19, 1995, attaching as an exhibit the certificate of incorporation of the Company, as amended (including the certificate of merger with Western).

                 A current report on Form 8-K was filed by the Company on April 28, 1995, reporting under Item 2 the merger of Western with and into the Company, and attaching as exhibits the press releases regarding the redemption of the 7-1/4% Convertible Subordinated Debentures due January 15, 2015, the Company's second quarter earnings, and the determination of the merger consideration.

                 A current report on Form 8-K/A was filed by the Company on May 31, 1995, including in Item 7 the financial statements of Western and pro forma financial statements based upon the historical financial information of the Company and Western, and attaching as an exhibit the credit agreement of the Company and certain of its subsidiaries with certain financial institutions, including Bank of America National Trust and Savings Association, as agent.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BJ Services Company
                                                  (Registrant)



Date: August 14, 1995                   BY  /s/ Michael McShane
                                          -------------------------------------
                                            Michael McShane
                                            Vice President - Finance and
                                            Chief Financial Officer





Date: August 14, 1995                   BY  /s/ Matthew D. Fitzgerald
                                          -------------------------------------
                                            Matthew D. Fitzgerald
                                            Controller and Chief
                                            Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

  3.1         Bylaws as amended effective April 13, 1995.

 27.1         Financial Data Schedule
