Form 10-K
period 1995-09-30
BJ SERVICES CO
filed 1995-12-21
CIK 864328

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

/X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995
                                              OR
/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM          TO          .

                             ---------------------
                         COMMISSION FILE NUMBER 1-10570
                             ---------------------

                              BJ SERVICES COMPANY
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     63-0084140
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)
        5500 NORTHWEST CENTRAL DRIVE,                             77092
                HOUSTON, TEXAS                                  (Zip Code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (713) 462-4239

                             ---------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
             -------------------                          ---------------------
         COMMON STOCK $.10 PAR VALUE                     NEW YORK STOCK EXCHANGE
       PREFERRED SHARE PURCHASE RIGHTS                   NEW YORK STOCK EXCHANGE
      WARRANTS TO PURCHASE COMMON STOCK                  NEW YORK STOCK EXCHANGE
  12 7/8% SENIOR NOTES DUE DECEMBER 1, 2002              NEW YORK STOCK EXCHANGE

        Securities Registered Pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  /X/     NO  / /.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /.

                             ---------------------

     At December 8, 1995, the registrant had outstanding 28,011,972 shares of Common Stock, $.10 par value per share. The aggregate market value of the Common Stock on such date (based on the closing prices in the daily composite list for transactions on the New York Stock Exchange) held by nonaffiliates of the registrant was approximately $750,622,842.

                             ---------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held January 25, 1996 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
ITEM 1. BUSINESS

GENERAL

     BJ Services Company (the "Company"), whose operations trace back to the Byron Jackson Company (which was founded in 1872), was organized in 1990 under the corporate laws of the State of Delaware. The Company is a leading provider of pressure pumping and other oilfield services serving the petroleum industry worldwide. The Company's pressure pumping services consist of well stimulation, cementing, sand control and coiled tubing services used in the completion of new oil and natural gas wells and in remedial work on existing wells, both onshore and offshore. Other oilfield services include casing and tubular services provided to the oil and gas exploration and production industry, commissioning and leak detection services provided to offshore platforms and pipelines, primarily in the United Kingdom, and specialty chemical services.

     On April 13, 1995, the Company completed the acquisition (the "Acquisition") of The Western Company of North America ("Western") for a total purchase price of approximately $511 million. The Acquisition provides the Company with a greater "critical mass" with which to compete in both the U.S. and international markets and the opportunity to realize significant consolidation benefits. On an annual basis, the Acquisition is expected to increase the Company's existing total revenue base by approximately 75% and more than double the Company's existing U.S. revenue base. In addition, it is estimated that approximately $40 million of annual overhead and redundant operating costs will be eliminated by combining the two companies. During the year ended September 30, 1995, giving effect to the Acquisition since April 1, 1995, the Company generated approximately 86% of its revenue from pressure pumping services and 14% of its revenue from product and equipment sales and other oilfield services (85% and 15%, respectively, since the Acquisition). Over the same period, the Company generated approximately 55% of its revenue from domestic operations and 45% from international operations (59% and 41%, respectively, since the Acquisition).

PUMPING SERVICES

     CEMENTING SERVICES. The Company's cementing services, which accounted for approximately 39% of the Company's total revenue during 1995 (37% since the Acquisition), consist of blending cement and water with various solid and liquid additives to create a slurry that is pumped into a well between the casing and the wellbore. The additives and the properties of the slurry are designed to ensure the proper pump time, compressive strength and fluid loss control, and vary depending upon the well depth, downhole temperatures and pressures, and formation characteristics.

     The Company provides regional laboratory testing services to evaluate slurry properties, which vary with cement supplier and local water properties. Job design recommendations are developed by the Company's field engineers to achieve desired porosity and bonding characteristics.

     There are a number of specific applications for cementing services used in oilfield operations. The principal application is the cementing between the casing pipe and the wellbore during the drilling and completion phase of a well ("primary cementing"). Primary cementing is performed to (1) isolate fluids behind the casing between productive formations and other formations which would damage the productivity of hydrocarbon producing zones or damage the quality of freshwater aquifers, (2) seal the casing from corrosive formation fluids, and
(3) provide structural support for the casing string. Cementing services are also utilized when recompleting wells from one producing zone to another and when plugging and abandoning wells.

     STIMULATION SERVICES. The Company's stimulation services, which accounted for approximately 47% of the Company's total revenue during 1995 (48% since the Acquisition), consist of hydraulic fracturing, acidizing, sand control, nitrogen and coiled tubing services designed to improve the flow of oil and gas from producing formations and are summarized as follows:

     Fracturing. Fracturing is performed to enhance the production of oil and gas from formations having such low permeability that the natural flow is restricted. The fracturing process consists of pumping a fluid gel into a cased well at sufficient pressure to "fracture" the formation. Sand, bauxite or synthetic proppant which is suspended in the gel is pumped into the fracture to prop it open. The size of a fracturing job is generally expressed in terms of the pounds of proppant. The main pieces of equipment used in the fracturing process are the blender, which blends the proppant and chemicals into the fracturing fluid, and the pumping unit, which is capable of pumping significant volumes at high pressures. The Company's fracturing pump units are capable of pumping slurries at pressures of up to 14,000 pounds per square inch at rates of up to four barrels per minute. In some cases, fracturing is performed by an acid solution pumped under pressure without a proppant or with small amounts of proppant.

     An important element of fracturing services is the design of the fracturing treatment, which includes determining the proper fracturing fluid, proppants and injection program to maximize results. The Company's field engineering staff provides technical evaluation and job design recommendations as an integral element of its fracturing service for the customer. Technological developments in the industry over the past three to four years have focused on proppant concentration control (i.e., proppant density), liquid gel concentrate capabilities, computer design and monitoring of jobs and cleanup properties for fracturing fluids. Over the past decade, the Company has successfully introduced equipment to respond to these technological advances. During 1991, the Company introduced a patented, borate-based fracturing fluid, Spectra Frac G(R). During 1993, the Company introduced two additional fracturing fluids, Medallion FracSM and Spartan FracSM. These fracturing fluids are now used in most of the Company's fracturing treatments. During 1994, the Company commercialized a proprietary enzyme chemistry used in conjunction with the three fracturing fluids. These "enzyme breakers" can significantly enhance the production of oil and gas in a wide range of wells.

     Acidizing. Acidizing is performed to enhance the flow rate of oil and gas from wells with reduced flow caused by formation damage due to drilling or completion fluids, or the buildup over time of various materials that block the formation. Acidizing entails pumping large volumes of specially formulated acids into reservoirs to dissolve barriers and enlarge crevices in the formation, thereby eliminating obstacles to the flow of oil and gas. The Company maintains a fleet of mobile acid transport and pumping units to provide acidizing services for the onshore market.

     Sand Control. Sand control services involve the pumping of gravel to fill the cavity created around the wellbore during drilling. The gravel provides a filter for the exclusion of formation sand from the producing pathway. Oil and gas is then free to move through the gravel into the wellbore to be produced. These services are primarily provided in the Gulf of Mexico, the North Sea, Venezuela, Trinidad and Indonesia.

     Nitrogen. There are a number of uses for nitrogen, an inert gas, in pressure pumping operations. Used alone, it is effective in displacing fluids during drill stem testing. However, nitrogen services are used principally in applications which support the Company's cementing and fracturing services.

     Coiled Tubing Services. Coiled tubing services involve the injection of coiled tubing into wells to perform various applications and functions for use principally in well-servicing operations. The application of coiled tubing to drilling operations also has increased in recent years due to improvements in coiled tubing technology. Coiled tubing is a flexible steel pipe with a diameter of less than three inches manufactured in lengths of thousands of feet and wound or coiled along a large reel on a truck or skid-mounted unit. Due to the small diameter of coiled tubing, it can be inserted through production pipe and used to perform workovers without using a larger, more costly workover rig. The other principal advantages of employing coiled tubing in a workover include (i) not having to "shut-in" the well during such operations, thereby allowing production to continue and reducing the risk of formation damage to the well, (ii) the ability to reel continuous coiled tubing in and out of a well significantly faster than conventional pipe, which must be jointed and unjointed, (iii) the ability to direct fluids into a wellbore with more precision, allowing for localized stimulation treatments and providing a source of energy to power a downhole motor or manipulate downhole tools and (iv) enhanced access to remote or offshore fields due to the smaller size and mobility of a coiled tubing unit. Recent technological improvements to coiled tubing have increased its dependability and durability, expanding coiled tubing's potential uses and markets.

     The Company participates in the offshore stimulation market through the use of skid-mounted pump units and through operation of several stimulation vessels including the "Renaissance" and the "Vestfonn" in the North Sea, the "Sea Hero," "Tad Tide" and "Jan Tide" in the Gulf of Mexico and the "BJ003" and "BJ007" on Lake Maracaibo in Venezuela. The Jan Tide and BJ003 were commissioned in the spring of 1994 and the BJ007 in the summer of 1995.

     The Company believes that as production continues to decline in key producing fields of the U.S. and certain international regions, the demand for fracturing and stimulation services is likely to increase. The Company has recently increased its pressure pumping capabilities in certain international markets.

OTHER

     The Company's other businesses, including product and equipment sales for cementing and stimulation services, as well as the following services, accounted for approximately 14% of the Company's total revenue in 1995 (15% since the Acquisition). Such products and equipment sales to customers are generally made in the course of providing cementing and stimulation services to certain customers and, other than the specialty chemical business, the Company generally does not sell proprietary products to other companies involved in well servicing.

     CASING AND TUBULAR SERVICES. Casing services principally consist of installing (or "running") pipe in a wellbore to protect the structural integrity of the wellbore and to seal various zones in the well. These services are primarily provided during the drilling and completion phases of a well. Tubular services, which consist of running pipe inside the casing to improve the flow of oil and gas, are principally provided during workovers. The Company expects that workover activity and the demand for tubular services in the North Sea should increase during at least the next several years as operators there attempt to mitigate the decline in production from the North Sea's mature fields.

     COMMISSIONING AND LEAK DETECTION SERVICES. Leak detection services, provided through the Company's Comtec division, involve the inspection and testing of the integrity of pipe connections in offshore drilling and production platforms, onshore and offshore pipelines and industrial plants, and are provided during the commissioning, decommissioning, installation or construction stages of these infrastructures, as well as during routine maintenance checks. As a result of the Piper Alpha disaster in 1988 and regulations issued thereafter by the U.K. Department of Energy, the Company expects the demand for these services to grow due to increased interest in environmental protection and enhanced safety measures and the need to maintain, upgrade and replace aging pipeline infrastructures.

     SPECIALTY CHEMICAL SERVICES. Specialty chemical services, provided through the Company's Unichem division acquired from Western, include corrosion and scale inhibitors, as well as process chemicals and paraffin control for the treatment of oil wells and for refining, gas processing plant and petrochemical facility maintenance and flow improvement.

OPERATIONS

     Pressure pumping services are provided to both land-based and offshore customers on a 24-hour, on-call basis, through regional and district facilities in over 70 locations worldwide, utilizing complex, truck- or skid-mounted equipment designed and constructed for the particular pressure pumping service furnished. After such equipment is moved to a well location, it is configured with appropriate connections to perform the specific services required. The mobility of this equipment permits the Company to provide pressure pumping services to changing geographic areas. Management believes that the Company's pressure pumping equipment is adequate to service both current and projected levels of market activity in the near term.

     The Company maintains a fleet of mobile cement blending and pumping equipment for onshore operations. Offshore operations are performed with skid-mounted cement pumping units. The Company has successfully utilized its patented RAM (Recirculating Averaging Mixer) both for onshore applications and as an offshore skid. In 1991, the Company introduced a sand control blender, the Cyclone, which also has pressure pumping and fracturing applications. Responding to its customers' monitoring needs, in 1992 the Company introduced its computerized monitor which allows for real-time monitoring of the cementing process.

     Principal materials utilized in the pressure pumping business include cement, fracturing proppants, acid and bulk chemical additives. Generally, these items are available from several suppliers, and the Company utilizes more than one supplier for each item. The Company also produces certain of its specialized products through company-owned blending facilities in Germany and Singapore. Sufficient material inventories are maintained to allow the Company to provide oncall services to its customers to whom the materials are resold in the course of providing pressure pumping services. Repair parts and maintenance items for pressure pumping equipment are carried in inventory to ensure continued operations without significant downtime caused by parts shortages. The Company has not experienced significant difficulty in obtaining necessary supplies of these materials or replacing equipment parts and does not anticipate a shortage in the foreseeable future.

     The Company believes that coiled tubing and other materials utilized in performing coiled tubing services are and will continue to be widely available from a number of manufacturers. Although there are only two principal manufacturers of the reels around which the coiled tubing is wrapped, the Company is not aware of any difficulty in obtaining coiled tubing reels in the past, and the Company anticipates no such difficulty in the future.

ENGINEERING AND SUPPORT SERVICES

     The Company maintains a manufacturing and research and development center near Houston, Texas. The Company's research and development organization is divided into three distinct areas - Petroleum Engineering, Instrumentation Engineering and Mechanical Engineering.

     Petroleum Engineering. The Petroleum Engineering laboratory specializes in designing fluids with enhanced performance characteristics in the fracturing, acidizing and cementing operations (i.e., "frac fluids" and "cement slurries"). As fluids must perform under a wide range of downhole pressures, temperatures and other conditions, this design process is a critical element in developing products to meet customer needs.

     In addition to fluids technology, the Company's Petroleum Engineering group develops and supports a wide range of proprietary software utilized in the monitoring of both cement and stimulation job parameters. This software, combined with the Company's internally developed monitoring hardware, allows for real-time job control as well as post-job analysis.

     Instrumentation Engineering. The pumping services industry utilizes an array of both monitoring and control instrumentation as an integral element of providing cementing and stimulation services. The Company's monitoring and control instrumentation, developed by its Instrumentation Engineering group, complements its products and equipment and provides customers with desired real-time monitoring of critical applications.

     Mechanical Engineering. Though similarities exist between the major competitors in the general design of their pumping equipment, the actual engine/transmission configurations as well as the mixing and blending systems differ significantly. Additionally, different approaches to the integrated control systems result in equipment designs which are usually distinct in performance characteristics for each competitor. The Company's Mechanical Engineering group is responsible for the design and manufacturing of virtually all of the Company's primary pumping and blending equipment. However, some peripheral support equipment which is generic to the industry is purchased externally. The Company's Mechanical Engineering group provides new product design as well as support to the rebuilding and field maintenance functions.

MANUFACTURING

     In addition to the engineering facility, the Company's technology and research center houses its main equipment and instrumentation manufacturing facility. This operation currently occupies approximately 65,000 square feet and includes complete fabrication, engine and transmission rebuilding, pump manufacturing and assembly capabilities. As a result of the Acquisition, the Company acquired a research and engineering center located in The Woodlands, north of Houston, Texas. The Company also has ancillary manufacturing facilities in Singapore and Scotland. The Company employs outside vendors for some fabrication but is not dependent on any one source.

COMPETITION

     Pressure Pumping Services. The Company competes with larger pumping service companies, in particular the Halliburton Company ("Halliburton") and Dowell, a division of Schlumberger Ltd. ("Dowell Schlumberger"), in all areas of the U.S. in which the Company participates and in most international regions. In addition, Nowsco Well Service Ltd. ("Nowsco") competes with the Company in the U.S. and some international markets. Nowsco has recently been expanding its presence in the U.S. market through acquisitions and increased capital investment. Several smaller companies compete with the Company in certain areas of the U.S. and in certain foreign countries. The principal methods of competition which apply to the Company's business are its prices, service record and reputation in the industry. While Halliburton and Dowell Schlumberger are significantly larger in terms of overall revenues, the Company has a number one or a number two share position in several markets, including many regions in the United States, the North Sea and Latin America.

     Other Services: The Company believes that it is one of the largest suppliers of casing and tubular services in the U.K. North Sea and is expanding such services in Latin America. The largest provider of casing and tubular services in Europe is Weatherford Enterra, Inc. In the U.K., casing and tubular services are typically provided under long-term contracts which limit the opportunities to compete for business until the end of the contract term. In continental Europe, shorter-term contracts are typically available for bid by the provider of casing and tubular services. The Company believes it and Nowsco are the largest suppliers of commissioning and leak detection services in the U.K. North Sea. In specialty chemical services, there are several major chemical suppliers significantly larger than the Company's Unichem division.

MARKETS AND CUSTOMERS

     Demand for the Company's services and products depends primarily upon the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity worldwide.

     The Company's principal customers consist of major and independent oil and gas producing companies. During 1995, the Company provided oilfield services to over 2,500 customers, none of which accounted for more than 5% of consolidated revenues. While the loss of certain of the Company's largest customers could have a material adverse effect on Company revenues and operating results in the near term, management believes the Company would be able to obtain other customers for its services in the event it lost any of its largest customers.

     In both the U.S. and internationally, there has been a continuing trend by oil and gas companies toward "alliances" with the service companies. These alliances take various forms including packaged or integrated services, single source suppliers and turnkey agreements. During 1995, approximately $117 million of the Company's revenues were generated under such alliances.

     United States. The Company provides its pumping services to its U.S. customers through a network of over 40 locations, a majority of which offer both cementing and stimulation services. Demand for the Company's services in the U.S. is primarily driven by oil and natural gas drilling activity, which is affected by the current and anticipated prices of oil and natural gas. Due to weak energy prices and lower-cost sources of oil internationally, drilling activity in the U.S. has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986 and 1992. As a result, pumping service companies have been unable to recapitalize their aging U.S. fleets due to the inability, under current market conditions, to generate adequate returns on new capital investments. Management believes it is important to operate with a greater "critical mass" in key U.S. markets to improve returns in this environment. This conclusion led to the decision to withdraw from certain low activity areas in the past several years and to consolidate the Company's operations with those acquired from Western, which had a larger presence in the U.S.

     International. The Company operates in over 30 countries in the major international oil and natural gas producing areas of Latin America, Europe, Africa, Southeast Asia and the Middle East. The Company generally provides services to its international customers through wholly-owned foreign subsidiaries. Additionally, the Company holds certain controlling and minority interests in joint venture companies, through which it conducts a portion of its international operations. For geographic information, see Note 8 of the Notes to Consolidated Financial Statements.

     The international market is somewhat less volatile than the U.S. market despite energy price fluctuations. Due to the significant investment and complexity in international projects, management believes drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective with regard to oil and gas pricing. Additionally, the international market is dominated by major oil companies and national oil companies which tend to have different objectives and more operating flexibility than the typical independent producer in the U.S. International activities have been increasingly important to the Company's results of operations since 1992, when it implemented a strategy to expand its international presence.

     In general, the Company operates in those international markets where it can achieve and maintain both a significant share position and achieve and maintain an attractive return on its investment. The Company's major international revenue and income producing operations are in the North Sea in the European market; Indonesia and Malaysia in the Southeast Asian market; and Argentina, Venezuela, Ecuador and Colombia in the Latin American market. Foreign operations are subject to special risks that can materially affect the sales and profits of the Company, including currency exchange rate fluctuations, the impact of inflation, governmental expropriation, exchange controls, political instability and other risks.

EMPLOYEES

     At September 30, 1995, the Company had a total of 4,777 employees. Approximately 37% of the Company's employees are employed outside the United States.

GOVERNMENTAL AND ENVIRONMENTAL REGULATION

     The Company's business is affected both directly and indirectly by governmental regulations relating to the oil and gas industry in general, as well as environmental and safety regulations which have specific application to the Company's business.

     The Company, through the routine course of providing its services, handles and stores bulk quantities of hazardous materials. In addition, leak detection services involve the inspection and testing of facilities for leaks of hazardous or volatile substances. If leaks or spills of hazardous materials handled, transported or stored by the Company occur, the Company may be responsible under applicable environmental laws for costs of remediating damage to the surface, sub-surface or aquifers incurred in connection with such occurrence. Accordingly, the Company has implemented and continues to implement various procedures for the handling and disposal of hazardous materials. Such procedures are designed to minimize the occurrence of spills or leaks of these materials.

     The Company has implemented and continues to implement various procedures to further assure its compliance with environmental regulations. Such procedures generally pertain to the operation of underground storage tanks, disposal of empty chemical drums, improvement to acid and wastewater handling facilities and cleaning of certain areas at the Company's facilities. The estimated cost for such procedures, including other environmental investigations and remedial actions, is approximately $14 million which will be distributed over a period of several years, for which the Company has provided appropriate reserves. In addition, the Company maintains insurance for certain environmental liabilities which the Company believes is reasonable based on its knowledge of the industry.

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," imposes liability without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. Certain disposal facilities used by the Company or its predecessors have been investigated under state and federal superfund statutes, and the Company has been named as a potentially responsible party for cleanup at 10 such sites. Although the Company's level of involvement varies at each site, in general, the Company is one of numerous parties named and will be obligated to pay an allocated share of the cleanup costs. While it is not feasible to predict the outcome of these matters with certainty, management is of the opinion that their ultimate resolution should not have a material effect on the Company's operations or financial position.

RESEARCH AND DEVELOPMENT; PATENTS

     Research and development activities are directed primarily toward improvement of existing products and services and the design of new products and processes to meet specific customer needs. Research and development expenses for each of the three fiscal years ended September 30, 1995 were $6,801,000, $6,421,000 and $6,500,000, respectively.

     The Company currently holds numerous patents relating to products and equipment used in its pumping services business. While such patents, in the aggregate, are important to maintaining the Company's competitive position, no single patent is considered to be of a critical or essential nature.

     Additionally, the Company operates under various license arrangements, generally ranging from 10 to 20 years in duration, relating to certain products or techniques. None of these license arrangements is of a material nature.

     To remain competitive, the Company devotes significant resources to developing technological improvements to its products. In 1991, the Company introduced a borate based fracturing fluid, Spectra Frac G(R), which is being widely used in the U.S. stimulation market and the North Sea. In 1993, this product was complemented with two additional fracturing fluids, Spartan FracSM and Medallion FracSM, which have expanded the Company's services line offering to cover a broader range of economic and downhole design variables. These products replaced several products previously made available to customers. During 1994, the Company commercialized a proprietary enzyme chemistry used in conjunction with the three fracturing fluids. These "enzyme breakers" significantly enhance the production of oil and gas in a wide range of wells. In 1991, the Company introduced its "Cyclone" blender which, along with Western's completion tool technology, have helped address the growing sand control and frac pack markets in the Gulf of Mexico and the North Sea. The Company believes that these products and equipment have enabled the Company to maintain or increase its market share in the United States, the Gulf of Mexico and the North Sea.

     In 1995, the Company developed Sandstone Acid(TM), a matrix acidizing chemistry used in sandstone formations. While still in the early stages of testing, management believes this product offers significant advantages over conventional acidizing methods in sandstone reservoirs. The Company intends to continue to devote significant resources to its research and development efforts.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers of the Company and their positions and ages are as follows:

                                                                                             OFFICE
              NAME                  AGE             POSITION WITH THE COMPANY              HELD SINCE
---------------------------------   ---    --------------------------------------------    ----------
J. W. Stewart....................   51     Chairman of the Board, President and Chief         1986
                                           Executive Officer

Michael McShane..................   41     Vice President -- Finance and Chief                1987
                                           Financial Officer

David Dunlap.....................   34     Vice President -- International Operations         1995

Thomas H. Koops..................   49     Vice President -- Technology and Logistics         1988

Margaret B. Shannon..............   46     Vice President -- General Counsel                  1994

Kenneth A. Williams..............   45     Vice President -- North American Operations        1991

Matthew D. Fitzgerald............   38     Controller                                         1989

Taylor M. Whichard...............   37     Treasurer                                          1992

Stephen A. Wright................   48     Director of Human Resources                        1987

     Mr. Stewart joined Hughes Tool Company in 1969 as Project Engineer. He served as Vice President -- Legal and Secretary of Hughes Tool Company and as Vice President -- Operations for a predecessor of the Company prior to being named President of the Company in 1986.

     Mr. McShane joined the Company in 1987 from Reed Tool Company, an oilfield tool company, where he was employed for seven years. At Reed Tool Company he held various financial management positions including Corporate Controller and Regional Controller of Far East Operations.

     Mr. Dunlap joined the Company in 1984 as a District Engineer and was named Vice President -- International Operations in December 1995. He has previously served as Vice President -- Sales for the Coastal Division of North America and U.S. Sales and Marketing Manager.

     Mr. Koops joined the Company as Manager -- Products and Technical Services in 1976, prior to being named Vice President -- Manufacturing and Logistics of the Company in 1988 and to his current position in 1992.

     Ms. Shannon joined the Company in 1994 as Vice President -- General Counsel from the law firm of Andrews & Kurth L.L.P. where she had been a partner since 1984.

     Mr. Williams joined the Company in 1973 and has since held various positions in the U.S. operations. Prior to being named Vice President -- North American Operations in 1991, he served as Region Manager -- Western U.S. and Canada.

     Mr. Fitzgerald joined the Company as Controller in 1989 from Baker Hughes Incorporated, an oil service company, where he was the Director of Corporate Audit. Prior thereto, he was a Senior Manager with the certified public accounting firm of Ernst & Whinney.

     Mr. Whichard joined the Company as Tax and Treasury Manager in 1989 from Weatherford International, an oil service company, where he was the Tax Manager. Prior to being named Treasurer in 1992, he served in various positions including Tax Director and Assistant Treasurer.

     Mr. Wright joined the Company as Manager of Compensation and Benefits in 1985 from Global Marine Inc., an offshore drilling company, and assumed his current position with the Company in 1987.

ITEM 2. PROPERTIES

     The Company's properties consist primarily of pressure pumping and blending units and related support equipment such as bulk storage and transport units. The Company's pressure pumping and blending fleet is owned and unencumbered. The Company's tractor fleet, more than half of which are leased, is used to transport the pumping and blending units. The Company's domestic light duty truck fleet is also leased, whereas a majority of trucks in the international light duty truck fleet are owned by the Company.

     The Company both owns and leases regional and district facilities from which pressure pumping services and other oilfield services are provided to land-based and offshore customers. The Company's principal executive offices in Houston, Texas are leased. The technology and research center located near Houston, Texas is owned by the Company, as are blending facilities located in Germany and Singapore. The Company operates several stimulation vessels, including the Renaissance and the Vestfonn in the North Sea and the BJ003 and BJ007 in Venezuela which are owned, and the Sea Hero, Tad Tide and Jan Tide in the Gulf of Mexico on which the hulls are leased. For additional information with respect to the Company's lease commitments, see Note 10 of the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     The Company, through performance of its service operations, is sometimes named as a defendant in litigation, usually relating to claims for bodily injuries or property damage (including claims for well or reservoir damage). The Company maintains insurance coverage against such claims to the extent deemed prudent by management. The Company believes that there are no existing claims of a potentially material adverse nature for which it has not already provided appropriate accruals.

     Shortly after the public announcement in September 1994 of the proposed acquisition of Western by the Company (the "Proposed Acquisition"), four actions were commenced against Western and its directors in the Delaware Court of Chancery, styled Croyden Associates v. Sheldon R. Erikson, et al., and The Western Company of North America, C.A. No. 13740, filed September 13, 1994; Reggie P. Judice v. Sheldon R. Erikson, et al., and The Western Company of North America, C.A. No. 13742, filed September 14, 1994; William T. Henderson v. Sheldon R. Erikson, et al., and The Western Company of North America, C.A. No. 13743, filed September 14, 1994, and Russ Seger v. Sheldon R. Erikson, et al., and The Western Company of North America, C.A. No. 13769, filed September 27, 1994. The allegations in these lawsuits, all of which were filed as alleged class action complaints, are substantially the same and relate to the rejection of the Proposed Acquisition by the Board of Directors of Western. The purported class of plaintiffs on whose behalf the class action complaints were filed is all stockholders of Western. Among the claims included in these lawsuits is the claim that, by failing to accept the Proposed Acquisition, Western and its directors breached their fiduciary duties to the stockholders of Western. In their complaints, the plaintiffs sought equitable relief to compel Western and its directors to perform their fiduciary duties, as construed by the plaintiffs, and unspecified damages. Three former directors of Western, Michael E. Patrick, William J. Johnson, and David A.B. Brown, are now directors of the Company. No significant developments have occurred in any of these actions since the consummation of the Acquisition.

     As a result of the Acquisition, the Company assumed responsibility for certain claims and proceedings made against Western in connection with its business. Some, but not all, of such claims and proceedings will continue to be covered under insurance policies of Western that were in place at the time of the merger. Although the outcome of the claims and proceedings against the Company (including Western) cannot be predicted with certainty, management believes that there are no existing claims or proceedings that are likely to have a materially adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for stockholders' vote during the fourth quarter of the fiscal year ended September 30, 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     The Common Stock of the Company began trading on The New York Stock Exchange in July 1990 under the symbol "BJS" and in April 1995, Warrants to purchase common stock ("Warrants") under the symbol "BJSW". At December 8, 1995 there were approximately 640 holders of record of the Company's Common Stock and 1,140 holders of record of the Warrants.

     The following table sets forth for the periods indicated the high and low sales prices per share for the Company's Common Stock and Warrants reported on the NYSE composite tape.

                                                         COMMON STOCK             WARRANT
                                                          PRICE RANGE           PRICE RANGE
                                                        ---------------         ------------
                                                        HIGH       LOW          HIGH     LOW
                                                        -----     -----         ----     ---
    Fiscal 1994
      1st Quarter.....................................  26.50     18.00
      2nd Quarter.....................................  22.50     17.50
      3rd Quarter.....................................  22.38     17.38
      4th Quarter.....................................  22.13     18.25

    Fiscal 1995
      1st Quarter.....................................  21.00     16.25
      2nd Quarter.....................................  20.50     15.50
      3rd Quarter.....................................  26.00     20.38         5.63     3.63
      4th Quarter.....................................  27.38     22.63         6.88     4.13

    Fiscal 1996
      1st Quarter (through December 8, 1995)..........  27.00     20.50         6.25     3.00

     Since its initial public offering in 1990, BJ Services has not paid any cash dividends to its stockholders. The Company expects that, for the foreseeable future, any earnings will be retained for the development of the Company's business and, accordingly, no dividends will be declared on the Common Stock.

     On August 1, 1991, the Company issued $30.0 million of 9.2% Notes Due August 1, 1998 (the "Notes") pursuant to note agreements among the Company, the Company's subsidiaries and the purchasers of the Notes. The principal amount of the Notes is payable in five annual installments from August 1, 1994 through August 1, 1998, and interest is payable quarterly.

     On April 14, 1995, the company canceled its existing credit facility and the outstanding borrowings were repaid with funds from a committed, unsecured credit facility ("Bank Credit Facility") executed to accommodate the Acquisition. The Bank Credit Facility consists of a five-year $175.0 million revolver and a six-year $225.0 million term loan, providing an aggregate of $400.0 million in available principal borrowings to the Company.

     Subsequent to the execution of the Bank Credit Facility, the Notes were amended to incorporate provisions contained in the Bank Credit Facility. The Bank Credit Facility and the Notes contain a restriction on dividend payments pursuant to which the Company is prohibited from declaring or paying dividends or other distributions on, or purchasing or redeeming any shares of or rights with respect to, the Company's capital stock (each a "Restricted Payment" and collectively, "Restricted Payments") when the Company's debt to capitalization ratio exceeds 35%, except that the Company may declare and make dividend payments or other distributions payable solely in its capital stock. The Company may make Restricted Payments if (i) there exists no default and such payment would not result in an Event of Default, and (ii) the debt to capitalization is equal to or less than 35% immediately prior to and after giving effect to such payment, subject to the following limitations: (a) cash dividends paid by the company during any fiscal quarter shall not exceed an amount equal to 50% of Consolidated Net Income (as defined) for the preceding four fiscal quarters; and

(b) the aggregate dollar amount of all Restricted Payments, including cash dividends, shall not exceed the Available Amount, defined in the Bank Credit Facility as the amount equal to (i) 50% of Consolidated Net Income on a cumulative basis since the Execution Date plus (ii) 50% of the aggregate net cash proceeds from the issuance or sale after the Execution Date of shares of the company's capital stock.

     Each outstanding share of Common Stock includes one preferred share purchase right ("Right"). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series Two Junior Participating Preferred Stock ("Preferred Stock"), at a price of $75 per one one-hundredth of a share (the "Purchase Price"), subject to adjustment under certain circumstances. Holders of Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, (a) a dividend in an amount per share equal to, subject to certain adjustments, 100 times the aggregate per share amount of all cash dividends and 100 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions (other than a dividend payable in shares of Common Stock or other capital stock of the Company or a distribution of rights or warrants to acquire any such share, including any debt security convertible into or exchangeable for such share at a price less than the current market price of such share) declared on the Common Stock and
(b) a preferential cash dividend, if any, on the tenth day of March, June, September and December of each year commencing on the first such quarterly dividend payment date after the first issuance of a share or fraction of a share of Preferred Stock, in an amount equal to $1.00 per share of Preferred Stock less the per share amount of all cash dividends declared on the Preferred Stock pursuant to clause (a) of this sentence since the immediately preceding quarterly dividend payment date, or, with respect to the first quarterly dividend payment date, since the first issuance of any share or fraction of share of Preferred Stock. The foregoing dividend amounts are subject to adjustment in the event of any stock dividend, stock split or combination with respect to the Common Stock. The holders of Preferred Stock are not entitled to the payment of interest with respect to accrued but unpaid dividends. No shares of Preferred Stock have been issued by the Company to date.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain selected historical financial data of the Company. The selected operating and financial position data as of and for each of the five years in the period ended September 30, 1995 have been derived from the audited consolidated financial statements of the Company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto which are included elsewhere herein.

                                                   AS OF AND FOR THE YEAR ENDED SEPTEMBER 30,
                                              ----------------------------------------------------
                                              1995(1)      1994       1993       1992       1991
                                              --------   --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
  Revenue...................................  $633,660   $434,476   $394,363   $330,028   $390,296
  Operating expenses, excluding unusual
     charges and goodwill amortization......   592,905    414,493    373,934    316,305    358,475
  Goodwill amortization.....................     3,266      1,298        691
  Unusual charges(2)........................    17,200                           15,700
  Operating income (loss)...................    20,289     18,685     19,738     (1,977)    31,821
  Interest expense..........................   (15,164)    (7,383)    (5,414)    (2,977)    (3,135)
  Other income -- net.......................     2,734        877      2,014        297      1,736
  Income tax expense (benefit)..............    (1,102)     2,006      1,593     (3,657)     5,170
  Income (loss) before cumulative effect of
     accounting change......................     9,889     10,770     14,561     (1,104)    24,422
  Cumulative effect of change in accounting
     principle, net of tax(3)...............              (10,400)
  Net income (loss).........................     9,889        370     14,561     (1,104)    24,422
  Net income (loss) per share...............      0.46       0.02       0.94      (0.08)      1.88
  Depreciation and amortization(4)..........    42,064     25,335     24,170     12,742     14,497
  Capital expenditures(5)...................    30,966     39,345     37,350     26,197     34,588
FINANCIAL POSITION DATA (AT END OF PERIOD):
  Property, net.............................  $416,810   $198,844   $183,962   $171,420   $134,139
  Total assets..............................   989,683    410,066    369,531    328,799    265,686
  Long-term debt, excluding current
     maturities.............................   259,566     74,700     84,500     55,500     31,000
  Stockholders' equity......................   466,795    189,927    187,132    134,794    135,307

---------------

(1) Includes the effect of the acquisition of Western by the Company since April 1, 1995, which was accounted for as a purchase in accordance with generally accepted accounting principles. See Note 4 of the Notes to Consolidated Financial Statements.

(2) Unusual charges for the fiscal year ended September 30, 1995 represent nonrecurring costs associated with the acquisition of Western, including writedown of idle facilities, severance of BJ employees and other merger-related costs. Unusual charges for 1992 primarily represent a provision for restructuring the Company's North American operations. See
     Note 3 of the Notes to Consolidated Financial Statements.

(3) In the fiscal year ended September 30, 1994, the Company changed its method of accounting for postretirement benefits other than pensions. See Note 9 of the Notes to Consolidated Financial Statements.

(4) In October 1991, BJ Services revised the estimated salvage values and remaining useful lives of certain of its U.S. pumping services equipment to more closely reflect expected remaining lives. The effect of this change in accounting estimate resulted in a decrease of $2.9 million, or $.22 per share, in BJ Services' net loss for 1992.

(5) Excluding acquisitions of businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     The Company's operations are primarily driven by the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity worldwide. Drilling activity, in turn, is largely dependent on the price of oil and natural gas. This is especially true in the United States, where the Company generates approximately 60% of its revenues after giving effect to the Acquisition.

     Due to weak energy prices and lower-cost sources of oil internationally, drilling activity in the United States has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986 and 1992. As a result, pumping service companies have been unable to recapitalize their aging United States fleets due to the inability, under current market conditions, to generate adequate returns on new capital investments. The Company believes it is important to operate with a greater "critical mass" in key U.S. markets to improve returns in this environment. This conclusion led to the decision to withdraw from certain low activity areas in the past several years and to consolidate its remaining operations with those acquired in April 1995 from Western, which had a larger presence in the United States.

     The rig count in the United States averaged 739 active drilling rigs during 1995, a 6% and 2% decline, compared with 1994 and 1993, respectively, and the second lowest count on record. Most of the activity decline was the result of a reduction in drilling for natural gas. The average rig count for rigs drilling for natural gas was down 5% during 1995 and 8% during the most recent quarter. It is anticipated that natural gas drilling activity will remain weak over at least the next quarter.

     While international (excluding Canada) drilling activity has historically been less volatile than domestic drilling activity, the international active rig count had declined in each of the last four years prior to fiscal 1995 due to weak oil prices and economic and political instability in certain overseas countries. The most significant declines in international drilling activity occurred in the North Sea, Italy, Nigeria and Mexico. The activity decline has leveled off somewhat with the active rig count for 1995 up slightly from 1994. Management expects international drilling activity to increase in 1996 on the strength of development work in Latin America, especially Argentina and Venezuela, and renewed exploration programs in the U.K. North Sea.

     In both the U.S. and internationally, there has been a continuing trend by oil and gas companies toward "alliances" with the service companies. These alliances take various forms including packaged or integrated services, single source suppliers and turnkey agreements. During 1995, approximately $117 million of the Company's revenues were generated under such alliances.

EXPANSIONS AND ACQUISITIONS

     Management believes the primary opportunities for geographic and product expansion remain in international markets. As a result, other than the Acquisition, the Company's capital spending and expansion efforts have been primarily focused outside of the U.S. The Company's expansion efforts during the past three years have included the expansion of pumping services into several key international markets, including Saudi Arabia, Qatar and Vietnam; expanding tubular services and commissioning and leak detection services into geographic regions outside the North Sea; adding additional pumping service capacity in key Latin American markets; and the acquisitions of Norsk Bronnservice A/S ("NBS") in April 1993, Italog S.p.A ("SIAT") in July 1993, and the remaining 50% ownership of its joint venture in Egypt in February 1994.

     On April 13, 1994, the Company completed the Acquisition for a total purchase price of $511.4 million (including transaction costs of $7.2 million), paid approximately half in cash and half in shares of Company common stock and warrants to purchase common stock. The Acquisition provides the Company with a greater "critical mass" with which to compete in U.S. and international markets and the opportunity to realize significant consolidation benefits. The Acquisition is expected to add revenues of up to 70-80% to the Company's previous revenue base and has more than doubled the Company's U.S. revenue base beginning in the June 1995 quarter. In addition, it is estimated that at least $40 million of overhead and redundant operating costs will be eliminated annually by combining the two companies.

RESULTS OF OPERATIONS

     The following table sets forth selected key operating statistics reflecting industry rig count and the Company's financial results:

                                                                      YEAR ENDED SEPTEMBER 30,
                                                                     --------------------------
                                                                      1995      1994      1993
                                                                     ------    ------    ------
Average active rigs:(1)
  U.S.............................................................      739       784       755
  International (excluding Canada)................................      750       747       783
Revenue per rig (in thousands)....................................   $425.6    $283.8    $256.4
Revenue per employee (in thousands)...............................   $168.3    $160.4    $151.4
Percentage of gross profit to revenue(2)..........................    15.1%     13.1%     14.3%
Percentage of marketing expense to revenue........................     4.2%      3.3%      3.3%
Percentage of general and administrative expense to revenue.......     4.5%      5.2%      5.8%

---------------

(1) Industry estimate of average active rigs published by Baker Hughes Incorporated.

(2) Gross profit represents Company revenue less cost of sales and services and research and engineering expenses.

     Revenue: Revenue increased by 10% in 1994 and 46% during 1995, the third consecutive yearly increase. The increase in 1994 was driven primarily by the Company's international expansion program and an increase in U.S. natural gas drilling and stimulation activity. In 1995, the increase was due primarily to continued growth of the international expansion, increased activity in Latin America and the Acquisition.

     U.S. revenues increased by 6% and 67% in 1994 and 1995, respectively. The 1994 increase was due primarily to a 12% increase in the active rig count for gas-related drilling, partially offset by a 4% decline in the rig count for oil-related drilling. In addition, customer alliances contributed an additional $14.5 million in revenues during the year. During the first six months of 1995 (prior to the Acquisition), the Company's revenues increased 5% over the same period in 1994 due primarily to the increased placement of cementing units and the addition of a stimulation vessel in the Gulf of Mexico. With the Acquisition, the Company's U.S. revenues over the balance of the year more than doubled, accounting for the remainder of the 67% increase for 1995.

     In the last quarter of 1995, continued weak natural gas prices caused many of the Company's customers to significantly curtail their drilling activity. During this period, management believes it retained most of the key customers of both the Company and Western. However, since the former Western operations were more heavily concentrated in the natural gas regions of the United States, the decline in natural gas drilling activity significantly impacted the Company's operations. While pricing for the Company's U.S. pumping services remained relatively stable during 1995, pricing remains depressed compared to levels realized in the past. Management expects these competitive pricing conditions to remain until a significant increase in drilling activity occurs.

     International revenues increased by 14% and 27% during 1994 and 1995, respectively. The increases were primarily attributable to three factors: (a) continued geographic expansion of the Company's tubular services, and commissioning and leak detection service lines; (b) significant increase in Latin America business; and (c) acquisitions. The tubular services and commissioning and leak detection product lines have now been expanded into 13 countries, including parts of the Middle East, Africa, South America, Southeast Asia and Australia. Most of the revenue growth in Latin America (up 36% and 46% in 1994 and 1995, respectively) was a result of increased cementing and stimulation activity with both private and national oil and gas companies in Argentina, and the addition of a stimulation vessel in 1994 and a coiled tubing barge in 1995 to service the Lake Maracaibo, Venezuela market. The acquisitions which contributed to the Company's revenue growth were NBS in April 1993, SIAT in July 1993, the former Egypt joint venture in February 1994, and Western in April 1995, which added international operations in Indonesia, Hungary and Nigeria. These acquisitions added approximately $14 million and $30 million in international revenue during 1994 and 1995, respectively, compared with 1993.

     Operating Income: Operating income decreased by $1.1 million in 1994 and increased by $1.6 million in 1995. In 1994, the decrease was due primarily to lower margins on the Company's North Sea stimulation business caused by lower activity and pricing, and a decline in U.S. pricing. In 1995, the increase was primarily due to the revenue increases described above partially offset by a $17.2 million unusual charge incurred in 1995. The unusual charge was taken in conjunction with a consolidation program that is designed to improve efficiencies and reduce costs resulting from the Acquisition. Included in the unusual charge is an adjustment to the carrying value of duplicate operating facilities, severance and related benefit costs, benefits due under agreements covering the Company's executives which were triggered as a result of the Acquisition, and legal and other costs that would not have been incurred had the Acquisition not occurred.

     The cost of sales and services as a percentage of revenue decreased to 83.0% in 1995 as compared to 84.9% and 83.4% in 1994 and 1993, respectively. The increase from 1993 to 1994 was due primarily to a decline in U.S. pricing, which negatively impacted margins by $5.5 million, and lower margins on the Company's North Sea stimulation business caused by lower activity and pricing. The reduction in 1995 was primarily as a result of cost reduction efforts implemented after the Acquisition and the economies of scale by having a larger U.S. operation.

     Other operating expenses, excluding the unusual charge and goodwill amortization, increased by 1% and 47% in 1994 and 1995, respectively. The 1994 increase was attributable to higher marketing expenses from international expansion efforts and corporate marketing and alliance programs, partially offset by lower research and engineering and general and administrative expenses due to the Company's continued overhead reduction efforts. The 1995 increase was primarily attributable to overhead from the former Western operations, along with increased marketing expenses related to international expansions. Marketing expenses are expected to increase as a percentage of sales due to the higher concentration of Western's revenues earned in the United States, which requires a relatively greater marketing effort. The increase in goodwill amortization resulted from the aforementioned acquisitions, most significantly Western, which will result in annual goodwill amortization expense of $4.4 million.

     Other: Interest expense increased by $2.0 million and $7.8 million in 1994 and 1995, respectively. The 1994 increase resulted from higher interest rates and increased borrowings to fund the Company's international expansions and acquisitions. While interest rates continued to increase marginally during 1995, the additional interest expense is primarily attributed to borrowings incurred to finance the Acquisition. See "Financial Condition -- Capital Resources and Liquidity" and Notes 4 and 5 of the Notes to Consolidated Financial Statements.

     Other income was a net gain in both 1994 and 1995 due to nonrecurring gains on asset sales and, in 1995, $1.4 million of royalty income from one of the Company's proprietary products. Such royalty income is expected to decline in 1996 due to a reduction in use by the licensee.

     Primarily as a result of profitability in international jurisdictions where the statutory rate is below the U.S. rate and the availability of tax benefits from the Company's reorganization pursuant to its initial public offering in 1990, the Company's effective tax rate remained below the U.S. statutory rate during 1995. Additionally, certain nonrecurring benefits have reduced the Company's effective tax rate, including $1.3 million in 1993 resulting from a change in the valuation reserve for net operating losses and from changes in tax laws in the U.S. and other countries, $1.9 million in 1994 from a change in the valuation reserve for net operating losses and $1.5 million in 1995 from the favorable settlement of a tax audit and from tax losses attributable to foreign exchange fluctuations in certain international jurisdictions.

     Minority interest expense declined in both 1994 and 1995, as a result of lower profitability of the Company's Southeast Asian joint venture and losses by the Company's Nigerian joint venture. Results in 1994 include a $16.0 million ($10.4 million after tax) charge for the cumulative effect of an accounting change for retiree health benefits. See Note 9 of the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

     Capital Resources and Liquidity: Cash flows from operating activities increased to $26.3 million in 1994 and $39.4 in 1995 as compared to cash used in operating activities of $.3 million in 1993. The 1994 improvement resulted primarily from a smaller increase in both receivables and other current assets and liabilities compared with 1993. In 1995, cash flows from operating activities increased primarily as a result of higher profitability and higher noncash expenses during the period.

     Management strives to maintain low cash balances while utilizing available credit facilities to meet the Company's capital needs. Excess cash generated is used to pay down outstanding borrowings. On April 14, 1995 the Company replaced its existing credit facility with the Bank Credit Facility, executed to accommodate the Acquisition. The Bank Credit Facility consists of a five-year $175.0 million revolving credit facility and a six-year $225.0 million term loan, providing an aggregate of $400.0 million in available principal borrowings to the Company. At September 30, 1994, borrowings outstanding under the Bank Credit Facility amounted to $275.0 million consisting of the $225.0 million term loan and $50.0 million borrowed under the revolver.

     The outstanding balance of the Company's 9.2% Notes, issued in 1991, was $18.0 million at September 30, 1995. Principal reductions of $6.0 million are required annually each August until maturity on August 1, 1998.

     The Company's interest-bearing debt represented 38.9% of its total capitalization at September 30, 1995, compared to 36.3% at the previous fiscal year-end. The increase reflects borrowings used to acquire Western. The Company's Bank Credit Facility and 9.2% Notes contain various customary covenants, including the maintenance of certain profitability and solvency ratios and restriction on dividend payments. Management believes that the Bank Credit Facility, combined with other discretionary credit facilities and cash flow from operations, will provide the Company with sufficient capital resources and liquidity to manage its routine operations and fund projected capital expenditures.

     At September 30, 1995, the Company had approximately $512 million of U.S. tax net operating loss carryforwards expiring between 2000 and 2010. With the Acquisition, the Company acquired approximately $375 million of tax net operating loss carryforwards, subject to certain limitations, expiring between 2000 and 2008. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), the Company is required to record a deferred tax asset for the future tax benefit of these tax net operating loss carryforwards, as well as other items, if realization is "more likely than not." As previously discussed, the Acquisition gives the Company a greater "critical mass" with which to compete in the U.S. as it has more than doubled the Company's U.S. revenue base. In addition, with the combination of the Company and Western, the Company expects to realize significant consolidation benefits. Management estimates that approximately $40 million of overhead and redundant operating costs will be eliminated annually as a result of the combination of the two companies. Based on the weight of the available evidence, management has concluded that the Company's future U.S. taxable income will be sufficient over the remaining carryforward periods to realize the tax benefits represented by approximately $332 million of tax net operating loss carryforwards acquired with Western and generated by the Company's operations prior to the Acquisition. The tax benefits resulting from the Acquisition have been included in the $84 million net deferred tax asset recognized in the purchase price allocation at the acquisition date. Valuation allowances have been established for the benefits of the tax net operating loss carryforwards that are estimated to expire prior to their utilization.

     Requirements for Capital: Excluding acquisitions, capital expenditures during 1995 were $31.0 million, or $8.4 million below 1994 spending. The current year's spending relates primarily to offshore operations both in the United States and abroad, and international growth opportunities, including geographic expansions and expansions of services. The prior year's spending included approximately $11 million for the construction of two offshore stimulation vessels. Investing activities in the fiscal year ended September 30, 1995 included $5.4 million of proceeds from the sale of a duplicate facility and other disposals of assets.

     Capital expenditures for fiscal 1996 are projected to be approximately $45 million, excluding acquisitions, and are expected to include spending for continued geographic expansions of all service lines, construction or upgrading of at least two offshore vessels, additional capacity in certain high margin locations and normal levels of replacement capital. The actual amount of fiscal 1996 capital expenditures will be primarily dependent upon the availability of expansion opportunities and will be funded by cash flows from operating activities and available credit facilities. Management believes cash flows from operating activities and available lines of credit, if necessary, will be sufficient to fund projected capital expenditures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

Stockholders of BJ Services Company:

We have audited the accompanying consolidated statements of financial position of BJ Services Company and its subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1995. Our audits also included the financial statement schedule listed at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BJ Services Company and its subsidiaries at September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 9 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions effective October 1, 1993 to conform with Statement of Financial Accounting Standards No. 106.

DELOITTE & TOUCHE LLP

Houston, Texas
November 21, 1995

                              BJ SERVICES COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                  YEAR ENDED SEPTEMBER 30,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
                                                                       (IN THOUSANDS,
                                                                  EXCEPT PER SHARE AMOUNTS)
Revenue....................................................  $633,660     $434,476     $394,363
Operating Expenses:
  Cost of sales and services...............................   525,859      368,994      329,042
  Research and engineering.................................    12,299        8,621        9,098
  Marketing................................................    26,429       14,169       12,969
  General and administrative...............................    28,318       22,709       22,825
  Goodwill amortization....................................     3,266        1,298          691
  Unusual charge...........................................    17,200
                                                             --------     --------     --------
  Total operating expenses.................................   613,371      415,791      374,625
                                                             --------     --------     --------
Operating income...........................................    20,289       18,685       19,738
Interest expense...........................................   (15,164)      (7,383)      (5,414)
Interest income............................................       899          729          500
Other income -- net........................................     2,734          877        2,014
                                                             --------     --------     --------
Income before income taxes, minority interest and
  cumulative effect of accounting change...................     8,758       12,908       16,838
Income tax expense (benefit)...............................    (1,102)       2,006        1,593
                                                             --------     --------     --------
Income before minority interest and cumulative effect of
  accounting change........................................     9,860       10,902       15,245
Minority interest..........................................       (29)         132          684
                                                             --------     --------     --------
Income before cumulative effect of accounting change.......     9,889       10,770       14,561
Cumulative effect of change in accounting principle, net of
  tax benefit of $5,600,000................................                (10,400)
                                                             --------     --------     --------
          Net income.......................................  $  9,889     $    370     $ 14,561
                                                             ========     ========     ========
Net Income Per Share:
  Income per share before cumulative effect of accounting
     change................................................  $    .46     $    .69     $    .94
  Cumulative effect of change in accounting principle, net
     of tax................................................                   (.67)
                                                             --------     --------     --------
          Net income per share.............................  $    .46     $    .02     $    .94
                                                             ========     ========     ========
          Weighted average shares outstanding..............    21,376       15,665       15,456
                                                             ========     ========     ========

                 See Notes to Consolidated Financial Statements

                              BJ SERVICES COMPANY

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                     ASSETS

                                                                                       SEPTEMBER 30,
                                                                                   ---------------------
                                                                                     1995         1994
                                                                                   --------     --------
                                                                                       (IN THOUSANDS)
Current Assets:
  Cash and cash equivalents......................................................  $  1,842     $  3,218
  Receivables, less allowance for doubtful accounts: 1995, $7,483,000; 1994,
    $2,184,000...................................................................   168,771      103,754
  Inventories:
    Finished goods...............................................................    46,242       30,970
    Work in process..............................................................     2,392        1,118
    Raw materials................................................................    18,217        6,591
                                                                                   --------     --------
         Total inventories.......................................................    66,851       38,679
  Deferred income taxes..........................................................     9,370        4,478
  Other current assets...........................................................    10,101        8,230
                                                                                   --------     --------
         Total current assets....................................................   256,935      158,359
Property:
  Land...........................................................................    13,031       12,031
  Buildings......................................................................    83,205       47,042
  Machinery and equipment........................................................   634,692      446,739
                                                                                   --------     --------
         Total property..........................................................   730,928      505,812
  Less accumulated depreciation..................................................   314,118      306,968
                                                                                   --------     --------
    Property -- net..............................................................   416,810      198,844
Goodwill, net of amortization....................................................   193,263       20,998
Deferred income taxes............................................................   107,889       20,607
Investments and other assets.....................................................    14,786       11,258
                                                                                   --------     --------
                                                                                   $989,683     $410,066
                                                                                   ========     ========
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable -- trade......................................................  $ 85,675     $ 54,609
  Short-term borrowings..........................................................     2,000        2,250
  Current portion of long-term debt..............................................    35,600       31,200
  Accrued employee compensation and benefits.....................................    24,885       10,521
  Income taxes...................................................................     5,915        7,719
  Taxes other than income........................................................     5,460        2,751
  Accrued insurance..............................................................    12,867        2,637
  Other accrued liabilities......................................................    31,869        9,162
                                                                                   --------     --------
         Total current liabilities...............................................   204,271      120,849
Long-term debt...................................................................   259,566       74,700
Deferred income taxes............................................................    11,496        7,194
Accrued postretirement benefits..................................................    25,146       15,834
Minority interest and other long-term liabilities................................    22,409        1,562
Commitments and contingencies
Stockholders' Equity:
  Preferred stock (authorized 5,000,000 shares)
  Common stock, $.10 par value (authorized 80,000,000 shares; issued and outstanding
      1995 --27,951,784 shares, 1994 -- 15,670,903 shares).......................     2,795        1,567
  Capital in excess of par.......................................................   415,242      151,340
  Retained earnings..............................................................    53,505       43,616
  Cumulative translation adjustment..............................................    (4,747)      (4,133)
  Unearned compensation..........................................................                 (2,463)
                                                                                   --------     --------
         Total stockholders' equity..............................................   466,795      189,927
                                                                                   --------     --------
                                                                                   $989,683     $410,066
                                                                                   ========     ========

                 See Notes to Consolidated Financial Statements

                              BJ SERVICES COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                               CAPITAL                              CUMULATIVE
                                     COMMON   IN EXCESS     UNEARNED     RETAINED   TRANSLATION
                                     STOCK     OF PAR     COMPENSATION   EARNINGS   ADJUSTMENT     TOTAL
                                     ------   ---------   ------------   --------   -----------   --------
                                                              (IN THOUSANDS)
Balance, September 30, 1992........  $1,304   $ 105,374                  $ 28,685     $  (569)    $134,794
  Net income.......................                                        14,561                   14,561
  Issuance of stock for:
     Business acquisition..........     250      40,537                                             40,787
     Stock options.................       3         504                                                507
     Stock purchase plan...........       4         619                                                623
     Stock performance awards......               2,855    $ (2,855)
  Amortization of unearned
     compensation..................                             500                                    500
  Cumulative translation
     adjustment....................                                                    (4,640)      (4,640)
                                     ------   ---------    --------      --------     -------     --------
Balance, September 30, 1993........   1,561     149,889      (2,355)       43,246      (5,209)     187,132
  Net income.......................                                           370                      370
  Issuance of stock for:
     Stock options.................       2         294                                                296
     Stock purchase plan...........       4         680                                                684
     Stock performance awards......                 944        (944)
  Buyback of stock rights..........                (155)                                              (155)
  Amortization of unearned
     compensation..................                             524                                    524
  Revaluation of stock performance
     awards........................                (312)        312
  Cumulative translation
     adjustment....................                                                     1,076        1,076
                                     ------   ---------    --------      --------     -------     --------
Balance, September 30, 1994........   1,567     151,340      (2,463)       43,616      (4,133)     189,927
  Net income.......................                                         9,889                    9,889
  Issuance of stock for:
     Business acquisition..........   1,204     262,347                                            263,551
     Stock options.................       2         535                                                537
     Stock purchase plan...........       5         733                                                738
     Stock performance awards......      17         287       1,803                                  2,107
  Amortization of unearned
     compensation..................                             660                                    660
  Cumulative translation
     adjustment....................                                                      (614)        (614)
                                     ------   ---------    --------      --------     -------     --------
Balance, September 30, 1995........  $2,795   $ 415,242                  $ 53,505     $(4,747)    $466,795
                                     ======   =========    ========      ========     =======     ========

                 See Notes to Consolidated Financial Statements

                              BJ SERVICES COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  YEAR ENDED SEPTEMBER 30,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------      -------      -------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................  $  9,889      $   370      $14,561
  Adjustments to reconcile net income to cash provided from
     (used for) operating activities:
     Cumulative effect of accounting change................                 10,400
     Depreciation and amortization.........................    42,064       25,335       24,170
     Net (gain) loss on disposal of assets.................      (830)        (346)          62
     Recognition of unearned compensation..................     2,463          524          500
     Deferred income tax benefit...........................    (8,861)      (4,959)      (4,877)
     Unusual charge (noncash)..............................     3,646
     Minority interest.....................................       (29)         132          684
  Changes in:
     Receivables...........................................    (1,091)      (9,235)     (17,550)
     Accounts payable-trade................................     7,707        8,417        6,687
     Inventories...........................................    (8,078)        (621)        (572)
     Other current assets and liabilities..................    (1,170)      (1,960)     (16,481)
     Other, net............................................    (6,326)      (1,802)      (7,499)
                                                             --------      -------      -------
Net cash flows provided from (used for) operating
  activities...............................................    39,384       26,255         (315)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions.........................................   (30,966)     (39,345)     (37,350)
Proceeds from disposal of assets...........................     5,393        2,588        3,982
Acquisitions of businesses, net of cash acquired...........  (203,313)      (2,000)      (7,400)
                                                             --------      -------      -------
Net cash used for investing activities.....................  (228,886)     (38,757)     (40,768)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock.....................                              40,787
Proceeds from exercise of stock options and stock purchase
  grants...................................................     1,275          980        1,130
Proceeds from (reduction of) borrowings-net................   192,851       19,120         (689)
Principal payment on long-term notes.......................    (6,000)      (6,000)
                                                             --------      -------      -------
Net cash flows provided from financing activities..........   188,126       14,100       41,228
Increase (decrease) in cash and cash equivalents...........    (1,376)       1,598          145
Cash and cash equivalents at beginning of year.............     3,218        1,620        1,475
                                                             --------      -------      -------
Cash and cash equivalents at end of year...................  $  1,842      $ 3,218      $ 1,620
                                                             ========      =======      =======

                 See Notes to Consolidated Financial Statements

                              BJ SERVICES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     BJ Services Company is a leading provider of pressure pumping and other oilfield services to the petroleum industry. The consolidated financial statements include the accounts of BJ Services Company and its majority-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     Certain amounts for 1994 and 1993 have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation. The amounts changed were foreign exchange gains and losses, previously classified as other income-net and now classified in cost of sales and services, and goodwill amortization previously classified as other income-net and now classified as a separate component of operating expenses. Net income was not affected by these changes.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Net income per share: Net income per share has been computed by dividing net income by the weighted average number of outstanding common shares. Common stock equivalents had no material dilutive effect on the computation of net income per share for each year presented.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

     Cash and cash equivalents: The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

     Inventories: Inventories, which consist principally of (a) products which are consumed in the Company's services provided to customers, (b) spare parts for equipment used in providing these services and c) manufactured components and attachments for equipment used in providing services, are stated primarily at the lower of average cost or market.

     Property: Property is stated at cost less amounts provided for permanent impairments and includes capitalized interest of $216,000, $541,000 and $167,000 for the years ended September 30, 1995, 1994 and 1993, respectively, on funds borrowed to finance the construction of capital additions. Depreciation is generally provided using the straight-line method over the estimated useful lives of individual items. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the lease term.

     Goodwill: Goodwill represents the excess of cost over the fair value of the net assets of companies acquired in purchase transactions. Goodwill is being amortized on a straight-line method over periods ranging from 5 to 40 years. Accumulated amortization at September 30, 1995 and 1994 was $5,174,000 and $1,880,000, respectively. The Company utilizes undiscounted cash flows of acquired operations to evaluate any possible impairment of the related goodwill.

     Investments: Investments in companies in which the Company's ownership interest ranges from 20 to 50 percent and the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method.

     Foreign currency translation: Gains and losses resulting from financial statement translation of foreign operations where the U.S. dollar is the functional currency are included in the consolidated statement of operations. Gains and losses resulting from financial statement translation of foreign operations where a

                              BJ SERVICES COMPANY
foreign currency is the functional currency are included as a separate component of stockholders' equity. The Company's foreign operations primarily use the U.S. dollar as the functional currency.

     Foreign exchange contracts: From time to time, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. Changes in market value are offset against foreign exchange gains or losses on the related assets or liabilities and are included in cost of sales and services. There were no foreign exchange contracts outstanding at September 30, 1995.

     Environmental remediation and compliance: Environmental remediation and compliance costs are accrued based on estimates of known environmental exposures. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.

3. UNUSUAL CHARGE

     During 1995, the Company recorded an unusual charge of $17.2 million ($.52 per share after-tax) for costs incurred in connection with the acquisition of The Western Company of North America ("Western"). The components of the unusual charge are as follows:

                                                                                      BALANCE AT
                                                        1995            1995         SEPTEMBER 30,
                                                      PROVISION     EXPENDITURES         1995
                                                      ---------     ------------     -------------
    Facility closings...............................   $  5,596(1)    $ (5,003)(1)      $   593
    Change in control costs.........................      5,381         (4,081)           1,300
    Legal and other.................................      4,047         (3,570)             477
    Severance costs.................................      2,176         (1,976)             200
                                                       --------       --------          -------
              Total.................................   $ 17,200       $(14,630)         $ 2,570
                                                       ========       ========          =======

---------------

(1) Includes $3,646 noncash impairment of facilities.

     The Company and Western both operated facilities in many of the same locations. Management has made the decision to close the duplicate facilities previously operated by BJ Services and retain those operated by Western. A provision was recorded to adjust the carrying value of these duplicate facilities to estimated net realizable value and accruals were recorded for the estimated costs associated with their closings, including maintenance of the facilities until their ultimate sale and relocation of assets. Substantially all of the duplicate facilities were closed as of September 30, 1995.

     The consummation of the Western acquisition triggered the change in control provision under the Company's 1990 Stock Incentive Plan. As a result, 168,547 performance units previously granted to the Company's executive officers became fully vested and 168,547 shares of common stock were subsequently issued. The unusual charge includes an amount for the excess of the value of the performance units on the date of issuance over the estimated amount which otherwise was earned had the acquisition not occurred.

     The unusual charge also includes legal, severance of BJ employees and other merger-related costs that would not have been incurred had the acquisition of Western not occurred.

                              BJ SERVICES COMPANY

4. ACQUISITIONS OF BUSINESSES

     In April 1995, the Company acquired Western for total consideration, including transaction costs, of $511.4 million in cash, Company common stock and warrants to purchase common stock. The transaction may be summarized as follows:

                                                                     (IN THOUSANDS)
                                                                     --------------
            Cash...................................................     $247,880
            Stock issued (12,036,393 shares).......................      239,551
            Warrants issued (4,800,037 warrants)...................       24,000
                                                                        --------
                 Total consideration...............................      511,431
            Net assets acquired....................................      335,891(1)
                                                                        --------
                 Goodwill..........................................     $175,540
                                                                        ========

---------------

(1) Includes cash acquired of $44.5 million.

     This acquisition was accounted for using the purchase method of accounting. Accordingly, the results of Western are included in the financial statements beginning April 1, 1995. The assets and liabilities of Western have been recorded on the Company's books at estimated fair market value on April 1, 1995 with the remaining purchase price reflected as goodwill, which is being amortized on a straight-line basis over 40 years. The following unaudited pro forma summary presents the consolidated results of operations, excluding estimated consolidation savings, of the Company for the two years ended September 30, 1995 and 1994 as if the acquisition had occurred at the beginning of each fiscal year:

                                                                       1995         1994
                                                                     --------     --------
                                                                     (IN THOUSANDS, EXCEPT
                                                                       PER SHARE AMOUNTS)
    Revenue........................................................  $807,582     $763,313
    Net income (loss) from continuing operations before cumulative
      effect of accounting change..................................     2,308      (15,330)
    Net income (loss)..............................................     2,308      (25,730)
    Net income (loss) per share from continuing operations before
      cumulative effect of accounting change.......................       .08         (.55)
    Net income (loss) per share....................................       .08         (.92)

     On February 9, 1994, the Company acquired the remaining 50% ownership of its joint venture in Egypt, Hughes Services C.I., Ltd., for $2.0 million. Prior to the acquisition, this joint venture was accounted for using the equity method of accounting.

     On April 1, 1993, the Company completed a transaction to acquire the assets, including existing service contracts, of Norsk Bronnservice A/S, a subsidiary of Odfjell Drilling & Consulting A/S, for $5.4 million. These operations provide cementing, gravel packing and completion fluids services to the Norwegian oil and gas industry.

     On July 30, 1993 the Company acquired the coiled tubing operations of Italog, S.p.A. for $2.0 million. Italog is based in Milan, Italy and provides coiled tubing and nitrogen pumping services in Italy and Nigeria, under the name of SIAT. The acquisition included the assets and existing contracts of SIAT.

     The 1993 and 1994 acquisitions have been accounted for as purchases and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired has been recorded as goodwill and is being amortized over periods ranging from 5 to 40 years.

                              BJ SERVICES COMPANY

5. LONG-TERM DEBT AND BANK CREDIT FACILITIES

     Long-term debt at September 30, 1995 and 1994 consisted of the following:

                                                                       1995         1994
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Notes payable, banks...........................................  $275,000     $ 81,900
    9.2% notes due August 1998.....................................    18,000       24,000
    Other..........................................................     2,166
                                                                     --------     --------
                                                                      295,166      105,900
    Less current maturities of long-term debt......................    35,600       31,200
                                                                     --------     --------
    Long-term debt.................................................  $259,566     $ 74,700
                                                                     ========     ========

     On April 15, 1995, the Company canceled its existing credit facility and the outstanding borrowings were repaid with funds from a committed, unsecured credit facility ("Bank Credit Facility") executed to accommodate the acquisition of Western. The Bank Credit Facility consists of a five-year $175.0 million revolver and a six-year $225.0 million term loan, providing an aggregate of $400.0 million in available principal borrowings to the Company. The Company is charged various fees in connection with this Bank Credit Facility, including a commitment fee based on the average daily unused portion of the commitment. Borrowings outstanding under the Bank Credit Facility at September 30, 1995 amounted to $275.0 million, which is comprised of $225.0 million under the term loan and $50.0 million under the revolver. Interest is charged on outstanding borrowings based on current market rates. The weighted average interest rate for such outstanding borrowings was 6.4% at September 30, 1995.

     The Bank Credit Facility incorporates a swingline facility allowing the Company to borrow up to $20.0 million for up to seven days in minimum advances of $1.0 million. In addition, standby letters of credit are available in an amount not to exceed $20.0 million. No such borrowings were outstanding at September 30, 1995.

     At September 30, 1995, long-term debt was due in aggregate annual installments of $35,600,000, $37,200,000, $49,200,000, $48,400,000 and
$98,400,000 in the years ending September 30, 1996, 1997, 1998, 1999 and 2000, respectively, and an aggregate of $26,366,000 thereafter.

     Commitment fees under the Company's credit facilities were $207,206, $16,223 and $63,679 for 1995, 1994 and 1993, respectively.

     In addition to the committed facility, the Company had $50.0 million in various unsecured, discretionary lines of credit at September 30, 1995 which expire at various dates in 1996. There are no requirements for commitment fees or compensating balances in connection with these lines of credit. Interest on borrowings is based on prevailing market rates. At September 30, 1995, there were $2.0 million in outstanding borrowings under these lines of credit (none at September 30, 1994).

     In August 1991, the Company placed $30.0 million of unsecured notes (the "Notes") with private investors. The Notes bear interest at a fixed rate of 9.2% with principal payments due in five equal annual installments the first of which was paid in August 1994. From October 1991 to May 1995, the Company entered into interest rate swap agreements which effectively converted the Notes from fixed rate debt with an interest rate of 9.2% to floating rate debt. The swap agreement was liquidated in May 1995 at a loss of $679,000. The agreements resulted in an average annual effective interest rate of 11.5% (excluding the loss) and 9.3% on the Notes for 1995 and 1994, respectively.

                              BJ SERVICES COMPANY

     At September 30, 1995, the Company had outstanding letters of credit and performance related bonds totaling $16.6 million and $14.8 million, respectively. The letters of credit are issued to guarantee various trade and insurance activities.

     The Company's debt agreements contain various customary covenants including maintenance of certain profitability and solvency ratios and restrictions on dividend payments, as defined in the Bank Credit Facility. At September 30, 1995, the Company's debt to capitalization ratio exceeded 35%. As a result, the Company is prohibited, under its Bank Credit Facility from making any dividend payments until such time as the ratio drops below 35%. The Company is also required to make mandatory prepayments from free cash flow (as defined in the Bank Credit Facility) subject to certain ratios as calculated at the end of each fiscal year. At September 30, 1995, an estimate of $4 million of such prepayments has been classified as current maturities of long-term debt.

6. FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

     Cash and Cash Equivalents, Trade Receivables and Trade Payables: The carrying amount approximates fair value because of the short maturity of those instruments.

     Long-term Debt: Based on the rates currently available to the Company for debt with similar terms and average maturities, the fair value of the Company's Notes is $19.1 million. Other long-term debt consists of borrowings under the Company's Bank Credit Facility. The carrying amount of such borrowings approximates fair value as the individual borrowings bear interest at current market rates.

7. INCOME TAXES

     The geographical sources of income (loss) before income taxes, minority interest and cumulative effect of accounting change for the three years ended September 30, 1995, were as follows:

                                                            1995         1994        1993
                                                          --------     --------     -------
                                                                   (IN THOUSANDS)
    United States.......................................  $(31,879)    $(12,793)    $(8,540)
    Foreign.............................................    40,637       25,701      25,378
                                                          --------     --------     -------
    Income before income taxes, minority interest and
      cumulative effect of accounting change............  $  8,758     $ 12,908     $16,838
                                                          ========     ========     =======

     The provision (benefit) for income taxes for the three years ended September 30, 1995 is summarized as follows:

                                                            1995         1994        1993
                                                          --------     --------     -------
                                                                   (IN THOUSANDS)
    Current:
      United States
      Foreign...........................................  $  7,759     $  6,965     $ 6,470
                                                          --------     --------     -------
              Total current.............................     7,759        6,965       6,470
    Deferred:
      United States.....................................    (8,336)      (2,831)     (4,414)
      Foreign...........................................      (525)      (2,128)       (463)
                                                          --------     --------     -------
              Total deferred............................    (8,861)      (4,959)     (4,877)
                                                          --------     --------     -------
    Income tax expense (benefit)........................  $ (1,102)    $  2,006     $ 1,593
                                                          ========     ========     =======

                              BJ SERVICES COMPANY

     The consolidated effective income tax rates (as a percent of income before income taxes, minority interest and cumulative effect of accounting change) for the three years ended September 30, 1995 varied from the United States statutory income tax rate for the reasons set forth below:

                                                                1995       1994       1993
                                                                -----      -----      -----
                                                                       (IN THOUSANDS)
    Statutory rate............................................   35.0%      35.0%      35.0%
    Foreign earnings at varying tax rates.....................  (79.8)     (17.4)     (11.9)
    Amortization of excess tax basis over book basis resulting
      from separation from former parent......................  (20.4)     (13.8)     (10.6)
    Changes in valuation reserve..............................             (14.5)      (3.7)
    Foreign income recognized domestically....................   37.2       25.6        4.3
    Goodwill amortization.....................................   10.3        1.3         .9
    Nondeductible expenses....................................    6.1        1.0         .7
    Other -- net..............................................   (1.0)      (1.6)      (5.2)
                                                                -----      -----      -----
    Effective income tax rate (benefit).......................  (12.6)%     15.6%       9.5%

     The income tax provisions for 1994 and 1993 included $1,867,000 and $620,000 of deferred foreign tax benefits related to the recognition of foreign net loss carryforwards which were reserved for in the valuation account at September 30, 1993 and September 30, 1992, respectively.

     Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions in which the Company has operations. Generally, deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related asset or liability for financial reporting. The estimated deferred tax effect of temporary differences and carryforwards at September 30, 1995 and 1994 were as follows:

                                                                       1995         1994
                                                                     --------     --------
                                                                         (IN THOUSANDS)
    Deferred assets:
      Expenses accrued for financial reporting, not yet deducted
         for tax...................................................  $ 45,469     $  7,956
      Net operating loss carryforwards.............................   181,400       44,621
      Valuation allowance..........................................   (54,420)     (11,164)
                                                                     --------     --------
    Total deferred tax asset.......................................   172,449       41,413
    Deferred liabilities:
      Differences in depreciable basis of property.................   (60,520)     (16,838)
      Income accrued for financial reporting, not yet reported for
         tax.......................................................    (6,166)      (6,684)
                                                                     --------     --------
    Total deferred tax liability...................................   (66,686)     (23,522)
                                                                     --------     --------
    Deferred tax asset -- net......................................  $105,763     $ 17,891
                                                                     ========     ========

     The net change in the deferred tax asset valuation allowance reflects purchase accounting adjustments made to properly state the anticipated future benefit of the combined net operating loss carryforwards of BJ and Western. The entire deferred tax asset valuation allowance, if realized, will be recorded as a reduction to goodwill.

     At September 30, 1995, the Company had approximately $512 million of U.S. tax net operating loss carryforwards expiring in varying amounts between 2000 and 2010. As a result of Western having experienced changes in control as defined in Internal Revenue Code Section 382 in prior years, and in the current year due

                              BJ SERVICES COMPANY
to the merger with BJ, the usage of approximately $375 million of the tax net operating loss carryforwards is subject to an annual limitation. The potential impact that the annual limitation may have on the usage of tax net operating loss carryforwards has been reflected in the deferred tax asset valuation allowance.

     The Company also has foreign tax net operating loss carryovers of $6.7 million as of September 30, 1995. The foreign tax net operating loss carryforwards are not subject to an annual limitation and will carryforward indefinitely.

     The Company does not provide federal income taxes on the undistributed earnings of its foreign subsidiaries that the Company considers to be permanently reinvested in foreign operations. The cumulative amount of such undistributed earnings was approximately $147 million at September 30, 1995. If these earnings were to be remitted to the Company, any U.S. income taxes payable would be substantially reduced by foreign tax credits generated by the repatriation of the earnings.

8. GEOGRAPHIC INFORMATION

     The Company operates exclusively in one business segment -- the oilfield services industry. Summarized information concerning geographic areas in which the Company operated at September 30, 1995, 1994 and 1993 and for each of the years then ended is shown as follows:

                                   WESTERN HEMISPHERE
                               --------------------------        EASTERN HEMISPHERE
                                UNITED      LATIN AMERICA       --------------------
                                STATES       AND CANADA          EUROPE       OTHER       TOTAL
                               --------     -------------       --------     -------     --------
                                                         (IN THOUSANDS)
    1995:
      Revenue................  $345,922       $ 111,447         $104,840     $71,451     $633,660
      Operating income
         (loss)..............   (13,683)         22,095            4,942       6,935       20,289
      Identifiable assets....   627,545          88,655          201,838      71,645      989,683
    1994:
      Revenue................  $208,279       $  75,745         $ 95,181     $55,271     $434,476
      Operating income
         (loss)..............    (2,634)          9,590            4,560       7,169       18,685
      Identifiable assets....   127,561          72,558          156,594      53,353      410,066
    1993:
      Revenue................  $196,674       $  60,560         $ 83,553     $53,576     $394,363
      Operating income.......     1,694           2,477            6,217       9,350       19,738
      Identifiable assets....   117,543          54,950          150,612      46,426      369,531

     Export sales totaled $2,807,000, $1,392,000 and $1,861,000 for the years ended September 30, 1995, 1994 and 1993, respectively.

     Corporate general and administrative expense, research and engineering expense and certain other expenses related to worldwide manufacturing and other support functions benefit both domestic and international operations. An allocation of these expenses has been made to foreign areas based on total revenues. The expenses allocated totaled $8,357,000, $6,847,000 and $8,390,000 for the years ended September 30, 1995, 1994 and 1993, respectively.

9. EMPLOYEE BENEFIT PLANS

     The Company has a thrift plan whereby eligible employees elect to contribute from 2% to 12% of their base salaries to an employee benefit trust. Employee contributions are matched by the Company at the rate of $.50 per $1.00 up to 6% of the employee's base salary. In addition, the Company contributes between 2% and 5% of each employee's base salary depending on his age as of January 1 each year as a base contribution. Company matching contributions vest immediately while base contributions become fully vested after five

                              BJ SERVICES COMPANY
years of employment. The Company's U.S. employees formerly employed by Western are covered under a thrift plan which is being merged into the Company's thrift plan effective December 31, 1995. During the period since the acquisition, the Company intends to match employee contributions at the same rate as the Company's existing thrift plan. The Company's contributions to these thrift plans amounted to $2,862,000, $2,551,000 and $2,324,000 in 1995, 1994 and 1993,
respectively.

     The Company's U.S. employees formerly employed by Western with at least one year of service are also covered under a defined benefit pension plan as a carryover from the Western acquisition. Pension benefits are based on years of service and average compensation for each employee's five consecutive highest paid years during the last ten years worked. Pension benefits are fully vested after five years of service.

     Management intends to freeze benefits under this plan effective December 31, 1995 and merge all employees under the thrift plan. Management has not yet made a decision on when to terminate the plan and therefore will fund the amounts necessary to meet minimum funding requirements under the Employees' Retirement Income Security Act, as amended. Because management intends to freeze the plan effective December 31, 1995, the accrued pension liability as of the acquisition date and the net pension expense since the acquisition date have been reflected under that assumption. The funded status of this plan as of September 30, 1995 was as follows (in thousands):

        Vested benefit obligation........................................    $39,669
                                                                             =======
        Accumulated benefit obligation...................................    $40,701
        Plan assets at fair value........................................     34,394
                                                                             -------
        Benefit obligation in excess of plan assets......................      6,307
        Unrecognized gain................................................         71
                                                                             -------
                  Net pension liability..................................    $ 6,378
                                                                             =======

     Assumptions used in accounting for the Company's U.S. defined benefit plan are as follows:

        Weighted average discount rate......................................    7.3%
        Weighted average rate of increase in future compensation............    5.0%
        Weighted average expected long-term rate of return on assets........    9.0%

     Costs for the period from April 1, 1995 to September 30, 1995 for the Company's U.S. defined benefit plan were as follows (in thousands):

        Service cost for benefits earned.................................    $   586
        Interest cost on projected benefit obligation....................      1,382
        Actual return on plan assets.....................................     (3,267)
        Net amortization and deferral....................................      1,916
                                                                             -------
                  Net pension cost.......................................    $   617
                                                                             =======

                              BJ SERVICES COMPANY

     In addition, the Company sponsors defined benefit plans for foreign operations which cover substantially all employees in the United Kingdom and Venezuela. Due to differences in foreign pension laws and economics, the defined benefit plans are at least partially unfunded. The funded status of these plans at September 30, 1995 and 1994 was as follows (in thousands):

                                                                        1995        1994
                                                                       -------     -------
    Actuarial present value of:
      Vested benefit obligation......................................  $ 5,357     $ 4,789
                                                                       =======     =======
      Accumulated benefit obligation.................................  $ 6,474     $ 5,292
                                                                       =======     =======
    Projected benefit obligation.....................................    9,846       7,155
    Plan assets at fair value........................................   (6,718)     (5,531)
                                                                       -------     -------
    Projected benefit obligation in excess of plan assets............    3,128       1,624
    Unrecognized gain (loss).........................................   (1,093)        248
    Unrecognized transition asset, net of amortization...............      155         166
    Unrecognized prior service cost..................................     (253)       (281)
                                                                       -------     -------
    Net pension liability............................................  $ 1,937     $ 1,757
                                                                       =======     =======

     Assumptions used in accounting for the Company's international defined benefit pension plans are as follows:

        Weighted average discount rate.......................................  6-9%
        Weighted average rate of increase in future compensation.............  5-7%
        Weighted average expected long-term rate of return on assets.........    9%

     Combined costs for the Company's international defined benefit plans for the two years ended September 30, 1995 were as follows (in thousands):

                                                                          1995      1994
                                                                         ------     -----
    Net periodic foreign pension cost:
      Service cost for benefits earned.................................  $1,090     $ 830
      Interest cost on projected benefit obligation....................     660       497
      Actual return on plan assets.....................................    (617)      (45)
      Net amortization and deferral....................................     158      (391)
                                                                         ------     -----
    Net pension cost...................................................  $1,291     $ 891
                                                                         ======     =====

     The Company also sponsors a plan whereby certain health care and life insurance benefits are provided for retired employees (primarily U.S.) and their eligible dependents if the employee meets specified age and service requirements. These plans are unfunded and the Company retains the right, subject to existing agreements, to modify or eliminate these plans.

     Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"). In accordance with the requirements of SFAS 106, the Company changed its accounting for postretirement benefits from a cash basis to an accrual basis over an employee's period of service. On October 1, 1993, the Company elected to immediately recognize the cumulative effect of the change in accounting principle of $16.0 million ($10.4 million after tax, or $.67 per share).

     Effective January 1, 1994 the Company amended its postretirement medical benefit plan to provide credits based on years of service which could be used to purchase coverage under the active employee plans.

                              BJ SERVICES COMPANY

This change effectively caps the Company's health care inflation rate at a 4% increase per year. The reduction of approximately $5.7 million in the accumulated postretirement benefit obligation due to this amendment is being amortized over the average period of future service to the date of full eligibility for such postretirement benefits of the active employees. Postretirement medical benefit costs were $946,000, $639,000 and $590,000 in 1995, 1994 and 1993, respectively.

     Net periodic postretirement benefit costs for the two years ended September 30, 1995 included the following components (in thousands):

                                                                          1995      1994
                                                                         ------     -----
    Service cost -- benefits attributed to service during the period...  $  807     $ 512
    Interest cost on accumulated postretirement benefit obligation.....   1,033       798
    Amortization of prior service costs................................    (894)     (671)
                                                                         ------     -----
    Net periodic postretirement benefit cost...........................  $  946     $ 639
                                                                         ======     =====

     The actuarial and recorded liabilities for these postretirement benefits were as follows at September 30, 1995 and 1994 (in thousands):

                                                                        1995        1994
                                                                       -------     -------
    Accumulated postretirement benefit obligation:
      Retirees.......................................................  $ 7,680     $ 5,312
      Fully eligible active plan participants........................    3,525       1,569
      Other active plan participants.................................    8,988       3,881
                                                                       -------     -------
                                                                        20,193      10,762
    Unrecognized cumulative net gain.................................      776
    Unrecognized prior service cost..................................    4,177       5,072
                                                                       -------     -------
    Accrued postretirement benefit liability.........................  $25,146     $15,834
                                                                       =======     =======

     The accumulated postretirement benefit obligation was determined using a discount rate of 7% and a health care cost trend rate of 13%, decreasing ratably to 5.2% in the year 2020 and thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would not have a material impact on the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost because these benefits are effectively "capped" by the Company's 1994 plan amendment.

10. COMMITMENTS AND CONTINGENCIES

     The Company through performance of its service operations is sometimes named as a defendant in litigation, usually relating to claims for bodily injuries or property damage (including claims for well or reservoir damage). The Company maintains insurance coverage against such claims to the extent deemed prudent by management. The Company believes that there are no existing claims of a potentially material adverse nature for which it has not already provided appropriate accruals.

     Federal, state and local laws and regulations govern the Company's operation of underground fuel storage tanks. Rather than incur additional costs to restore and upgrade tanks as required by regulations, management has opted to remove the existing tanks. The Company is in the process of removing these tanks and has identified certain tanks with leaks which will require remedial cleanups. In addition, the Company is conducting a number of environmental investigations and remedial actions at current and former company locations and, along with other companies, has been named a potentially responsible party at 10 waste disposal sites. The Company has established an accrual of $13,986,000 for such environmental matters which management believes to be its best estimate of the Company's portion of future costs to be incurred. The

                              BJ SERVICES COMPANY

Company also maintains insurance for environmental liabilities which the Company believes is reasonable based on its knowledge of its industry.

     Lease Commitments: At September 30, 1995, the Company had long-term operating leases covering certain facilities and equipment with varying expiration dates. Minimum annual rental commitments for the years ended September 30, 1996, 1997, 1998, 1999 and 2000 are $16,198,000, $12,132,000,
$10,023,000, $6,866,000 and $5,674,000, respectively, and $35,732,000 in the aggregate thereafter.

11. SUPPLEMENTAL FINANCIAL INFORMATION

     Supplemental financial information for the three years ended September 30, 1995 is as follows:

                                                             1995        1994        1993
                                                           --------     -------     -------
                                                                    (IN THOUSANDS)
    Consolidated Statement of Operations:
      Research and development expense...................  $  6,801     $ 6,421     $ 6,500
      Rent expense.......................................    16,759      15,580      11,020
      Net foreign exchange gain (loss)...................     1,537        (762)        228
    Consolidated Statement of Cash Flows:
      Income taxes paid..................................  $  5,980     $ 6,233     $ 7,168
      Interest paid......................................    12,798      10,330       5,112
      Details of acquisitions:
         Fair value of assets acquired...................   447,622       1,808       4,483
         Liabilities assumed.............................   111,731         501
         Goodwill........................................   175,540         693       2,917
         Cash paid for acquisitions, net of cash
           acquired......................................   203,313       2,000       7,400

     In connection with the Acquisition, the Company issued $263,551 of common stock and warrants to Western stockholders.

     Other income -- net for the three years ended September 30, 1995 is summarized as follows:

                                                             1995        1994        1993
                                                           --------     -------     -------
                                                                    (IN THOUSANDS)
    Gain (loss) on sales of assets -- net................  $    830     $   346     $   (62)
    Gain on Argentine bonds..............................                   400         800
    Royalty income.......................................     1,385
    Dividend income......................................       430
    Other -- net.........................................        89         131       1,276
                                                           --------     -------     -------
    Other income -- net..................................  $  2,734     $   877     $ 2,014
                                                           ========     =======     =======

12. EMPLOYEE STOCK PLANS

  Stock Option Plans:

     The Company's 1990 Stock Incentive Plan and 1995 Incentive Plan (the "Plans") provide for the granting of options for the purchase of the Company's common stock ("Common Stock") and other performance based awards to officers, key employees and nonemployee directors of the Company. Such options vest over a three year period and are exercisable for periods ranging from one to ten years. An aggregate of 3,000,000 shares of Common Stock have been reserved for grants, of which 1,324,386 were available at September 30, 1995.

                              BJ SERVICES COMPANY

     Stock option activity under the Company's Plans is summarized below:

                            NUMBER OF SHARES                           1995     1994   1993
                            ----------------                           -----    ----   ----
                                                                       (IN THOUSANDS)
    Stock options outstanding, beginning of year.....................    767    621    451
    Changes during the year:
      Granted (per share):
         1995, $16.89 to $21.62......................................    697
         1994, $19.63 to $22.75......................................           188
         1993, $16.28................................................                  195
      Exercised/surrendered (per share):
         1995, $16.28 to $21.62......................................    (29)
         1994, $13.63 to $23.25......................................           (42)
         1993, $19.38 to $23.25......................................                  (25)
                                                                       -----    ---    ---
    Stock options outstanding, end of year (per share: $12.00 to
      $23.25)........................................................  1,435    767    621
                                                                       =====    ===    ===
    Stock options exercisable, end of year (per share: $12.00 to
      $23.25)........................................................    630    417    250
                                                                       =====    ===    ===

     Pursuant to the terms of the 1990 Stock Incentive Plan, during 1993 and 1994 the Company also issued a total of 220,316 Performance Units ("Units") to officers of the Company. Each Unit represented the right to receive from the Company at the end of a stipulated period an unrestricted share of Common Stock, contingent upon achievement of certain financial performance goals over the stipulated period. Should the Company have failed to achieve the specific financial goals as set by the Executive Compensation Committee of the Board of Directors, the Units would have been canceled and the related shares reverted to the Company for reissuance under the plan. The aggregate fair market value of the underlying shares granted under this plan was considered unearned compensation at the time of grant and was adjusted annually based on the current market price for the Company's Common Stock. Compensation expense was determined based on management's current estimate of the likelihood of meeting the specific financial goals and charged ratably over the stipulated period. In connection with the acquisition of Western, which triggered certain change of control provisions in the Company's 1990 Stock Incentive Plan, a total of 168,547 Units were converted into Common Stock and issued to officers, with the remaining 51,769 Units canceled. The difference between the amount accrued as of the acquisition date and the value of the shares issued has been reflected as an unusual charge in the accompanying financial statements (see Note 3). As of September 30, 1995 there were no Units outstanding.

  Stock Purchase Plan:

     The Company's 1990 Employee Stock Purchase Plan (the "Purchase Plan") is a plan under which all employees may purchase shares of the Company's Common Stock at 85% of market value on the first or last business day of the twelve-month plan period beginning each October, whichever is lower. Such purchases are limited to 10% of the employee's regular pay. A maximum aggregate of 750,000 shares has been reserved under the Purchase Plan, 576,826 of which were available for future purchase at September 30, 1995. In October 1995, 55,440 shares were purchased at $16.68 per share.

13. STOCKHOLDERS' EQUITY

  Stockholder Rights Plan:

     The Company has a Stockholder Rights Plan designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. Under this plan, each outstanding share of the Company's Common Stock includes one

                              BJ SERVICES COMPANY
preferred share purchase right ("Right") which becomes exercisable under certain circumstances, including when beneficial ownership of the Company's Common Stock by any person, or group, equals or exceeds 20% of the Company's outstanding Common Stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series Two Junior Participating Preferred Stock, at a price of $75, subject to adjustment under certain circumstances. Upon the occurrence of certain events specified in the Stockholder Rights Plan, each holder of a Right (other than an Acquiring Person) will have the right, upon exercise of such Right, to receive that number of shares of common stock of the Company (or the surviving corporation) that, at the time of such transaction, would have a market price of two times the purchase price of the Right. No shares of Series Two Junior Participating Preferred Stock have been issued by the Company at September 30, 1995.

     In January 1994, the former Stockholder Rights Plan was triggered and the Company redeemed all of the preferred share purchase rights issued under its Stockholder Rights agreement to acquire Series One Junior Participating Preferred Stock. The Rights were redeemed at a price of $.01 per Right, a total cost to the Company of $155,000.

  Stock Purchase Warrants:

     In connection with the acquisition of Western (See Note 4), the Company issued 4,800,037 stock purchase warrants ("Warrants"). The Warrants were issued on April 14, 1995 at an initial value of $5.00 per Warrant. Each Warrant represents the right to purchase one share of the Company's common stock at an exercise price of $30, until the expiration date of April 13, 2000. As of September 30, 1995, no Warrants had been exercised.

                              BJ SERVICES COMPANY

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                           FISCAL
                                      FIRST      SECOND     THIRD        FOURTH             YEAR
                                     QUARTER    QUARTER    QUARTER      QUARTER            TOTAL
                                     --------   --------   --------     --------          --------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Fiscal Year 1995:
Revenue............................  $119,415   $106,668   $199,542     $208,035          $633,660
Gross profit(a)....................    17,753     13,788     28,782       35,179            95,502
Net income (loss)..................     4,744      1,378     (5,848)(b)    9,615(c)(d)       9,889
Net income (loss) per share........       .30        .09       (.22)(b)      .34(c)(d)         .46
Fiscal Year 1994:
Revenue............................  $104,757   $ 98,451   $106,318     $124,950          $434,476
Gross profit(a)....................    15,071     10,325     13,327       18,138            56,861
Income before cumulative effect of
  accounting change................     3,572        445      2,067        4,686(e)         10,770
Cumulative effect of change in
  accounting principle, net of tax
  benefit of $5,600,000............   (10,400)                                             (10,400)
Net income (loss)..................    (6,828)       445      2,067        4,686(e)            370
Net income (loss) per share:
  Before cumulative effect of
     accounting change.............       .23        .03        .13          .30(e)            .69
  Cumulative effect of change in
     accounting principle, net of
     tax...........................      (.67)                                                (.67)
Net income (loss) per share........      (.44)       .03        .13          .30(e)            .02

---------------

(a) Represents revenue less cost of sales and services and research and engineering expenses.

(b) Includes $16 million ($10.4 million after tax or $.40 per share) unusual charge resulting from the acquisition of Western. See Note 3.

(c) Includes $1.2 million ($.8 million after tax or $.03 per share) unusual charge resulting from the acquisition of Western. See Note 3.

(d)  Includes $1.5 million ($.05 per share) of nonrecurring tax benefits.

(e)  Includes $1.3 million ($.08 per share) of nonrecurring tax benefits.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors of the Company is set forth in the section entitled "Election of Directors" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 25, 1996, which section is incorporated herein by reference. For information regarding executive officers of the Company, see page 12 hereof. Information concerning compliance with Section 16(a) of the Exchange Act is set forth in the section entitled "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 25, 1996, which section is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information for this item is set forth in the sections entitled "Executive Compensation" and "Severance Agreements" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 25, 1996, which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information for this item is set forth in the sections entitled "Voting Securities" and "Election of Directors" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 25, 1996, which sections are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) List of documents filed as part of this report or incorporated herein by reference:

        (1) Financial Statements:

           The following financial statements of the Registrant as set forth under Part II, Item 8 of this report on Form 10-K on the pages indicated.

                                                                       PAGE IN THIS
                                                                        FORM 10-K
                                                                       ------------
            Report of Independent Accountants........................       19
            Consolidated Statement of Operations for the years ended
              September 30, 1993, 1994 and 1995......................       20
            Consolidated Statement of Financial Position as of
              September 30, 1994 and 1995............................       21
            Consolidated Statement of Stockholders' Equity for the
              years ended September 30, 1993, 1994 and 1995..........       22
            Consolidated Statement of Cash Flows for the years ended
              September 30, 1993, 1994 and 1995......................       23
            Notes to Consolidated Financial Statements...............       24

        (2) Financial Statement Schedule:

SCHEDULE                                                          PAGE
 NUMBER                  DESCRIPTION OF SCHEDULE                 NUMBER
--------   ---------------------------------------------------   ------
    II     Valuation and Qualifying Accounts..................     43

     All other financial statement schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported is included in the consolidated financial statements and notes thereto.

     (b) The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1995.

        (3) Exhibits:

      EXHIBIT
        NO.                                   DESCRIPTION OF EXHIBIT
-------------------- ------------------------------------------------------------------------
        *2.1         -- Agreement and Plan of Merger dated as of November 17, 1994 ("Merger
                        Agreement"), among BJ Services Company, WCNA Acquisition Corp. and
                        The Western Company of North America.
        *2.2         -- First Amendment to Agreement and Plan of Merger dated March 7, 1995, among BJ Services Company, WCNA Acquisition Corp. and The Western
                        Company of North America.
         3.1         -- Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the
                        Company's Form 8-K filed April 18, 1995, and incorporated herein by reference).
         3.2         -- Certificate of Designation of Series Two Junior Participating
                        Preferred Stock (filed as Exhibit 3.1 to the Company's Registration
                        Statement on Form 8-A dated January 12, 1994 and incorporated herein by reference).
        *3.3         -- Bylaws of the Company, as amended.
         4.1         -- Specimen form of certificate for the Common Stock (filed as Exhibit
                        4.1 to the Company's Registration Statement on Form S-1 (Reg. No.
                        33-35187) and incorporated herein by reference).

      EXHIBIT
        NO.                                   DESCRIPTION OF EXHIBIT
-------------------- ------------------------------------------------------------------------
         4.2         -- Stockholder Rights Agreement dated as of January 12, 1994, between the Company and First Chicago Trust Company of New York, as Rights
                        Agent (filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A dated January 12, 1994 and incorporated herein by reference), as amended by the First Amendment to Stockholders Rights
                        Agreements dated as of June 22, 1994 (filed as Exhibit 2 to the
                        Company's Form 8-A/A Amendment No. 1 to Form 8-A dated August 26,
                        1994 and incorporated herein by reference) and by the Second
                        Amendment to Stockholder Rights Agreement dated as of September 22,
                        1994 (filed as Exhibit 3 to the Company's Form 8-A/A Amendment No. 2
                        to Form 8-A dated September 30, 1994 and incorporated herein by reference).
         4.3         -- Indenture between The Western Company of North America and United
                        States Trust Company of New York, Trustee, dated as of November 15,
                        1992, which includes the form of 12 7/8% Senior Note due 2002 as an
                        Exhibit thereto (filed as Exhibit to Registration Statement of
                        Western on Form S-2 (Reg. No. 33-51852), and incorporated herein by reference).
         4.4         -- First Supplemental Indenture, dated March 2, 1994, to Indenture, dated as of November 15, 1992, between The Western Company of North
                        America and United States Trust Company of New York, Trustee (filed as Exhibit to Form 10-K of Western for the year ended December 31,
                        1993, and incorporated herein by reference).
         4.5         -- Second Supplemental Indenture, dated as of April 13, 1995, to
                        Indenture dated as of November 15, 1992, between The Western Company of North America, BJ Services Company and United States Trust Company
                        of New York, Trustee (filed as Exhibit 10.5 to Post-Effective
                        Amendment No. 1 to Registration Statement on Form S-4 (Reg. No.
                        33-58017), and incorporated herein by reference).
        *4.6         -- Warrant Agreement with respect to the Company's warrants to purchase common stock.
        10.1         -- Relationship Agreement dated as of July 20, 1990, between the Company and Baker Hughes Incorporated (filed as Exhibit 10.1 to the Company's
                        Registration Statement on Form S-1 (Reg. No. 33-35187) and
                        incorporated herein by reference).
        10.2         -- Tax Allocation Agreement dated as of July 20, 1990, between the
                        Company and Baker Hughes Incorporated (included as Exhibit A to
                        Exhibit 10.1) (filed as Exhibit 10.2 to the Company's Registration
                        Statement on Form S-1 (Reg. No. 33-35187) and incorporated herein by reference).
       +10.3         -- 1990 Stock Incentive Plan, as amended and restated (filed as Exhibit
                        10.1 to the Company's Registration Statement on Form S-8 (Reg. No.
                        33-62098) and incorporated herein by reference.
       +10.4         -- 1990 Employee Stock Purchase Plan (filed as Exhibit 10.4 to the
                        Company's Registration Statement on Form S-1 (Reg. No. 33-35187) and
                        incorporated herein by reference).
       +10.5         -- BJ Services Retirement Thrift Plan effective November 16, 1992 (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the
                        year ended September 30, 1992 and incorporated herein by reference).
       +10.6         -- BJ Services Company 1995 Incentive Plan (filed as Exhibit 4.5 to the
                        Company's Registration Statement on Form S-8 (Reg. No. 33-58637) and
                        incorporated herein by reference).
       +10.7         -- The Western Company Retirement Savings Plan, as restated, and as amended by Amendment No. 1 and the Second Amendment thereto (filed as
                        Exhibits 4.5, 4.6 and 4.7, respectively, to the Company's
                        Registration Statement (Reg. No. 33-58639) on Form S-8 and
                        incorporated herein by reference).

      EXHIBIT
        NO.                                   DESCRIPTION OF EXHIBIT
    ----------                                ----------------------
       +10.8         -- Form of Severance Agreement between BJ Services Company and certain executive officers (filed as Exhibit 10.6 to the Company's Annual
                        Report on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).
        10.9         -- Note Agreement dated August 1, 1991 ("Note Agreement") by and among the Company, BJ Services Company U.S.A., BJ Service International,
                        Inc., and BJ Services Company Middle East for the issuance of $30.0 million of 9.2% Senior Notes due August 1, 1998 (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended
                        September 30, 1991 and incorporated herein by reference), as amended by an Amendment to Note Agreement dated as of September 30, 1992
                        (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for
                        the year ended September 30, 1992 and incorporated herein by reference).
       *10.10        -- Second Amendment to Note Agreement dated as of September 19, 1995.
       *10.11        -- Credit Agreement dated as of April 13, 1995, among the Company, BJ
                        Services Company, U.S.A., BJ Service International, Inc., BJ Services
                        Company Middle East, Bank of America National Trust and Saving
                        Association, as agent, and the other financial institutions parties thereto (the "Credit Agreement") (filed as Exhibit 10.1 to the
                        Company's Form 8-K/A filed May 31, 1995 and incorporated herein by reference) as amended by an Amendment to "Credit Agreement" dated as of April 25, 1995 (filed herewith).
        10.12        -- Parent Guaranty Agreement dated as of April 13, 1995, by the Company, in favor of the banks and the agent under the Credit Agreement (filed as Exhibit 10.2 to the Company's Form 8-K/A filed May 31, 1995 and incorporated herein by reference).
        10.13        -- Form of Guaranty Agreement dated as of April 13, 1995, by each of BJ
                        Services Company, U.S.A., BJ Service International, Inc., BJ Services
                        Company Middle East, and Western Petroleum Services International
                        Company, in favor or the banks and the agent under the Credit
                        Agreement (filed as Exhibit 10.3 to the Company's Form 8-K/A filed
                        May 31, 1995 and incorporated herein by reference).
       *11.1         -- Earnings per share.
       *21.1         -- Subsidiaries of the Company.
       *23.1         -- Consent of Deloitte & Touche LLP.
       *27.1         -- Financial data schedule.

---------------

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BJ SERVICES COMPANY

                                            By       /s/ J.W. STEWART
                                                       J.W. Stewart,
                                               President and Chief Executive
                                                          Officer

Date: December 21, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURES                               TITLE                    DATE
                -----------                               -----                    ----
            /s/ J.W. STEWART                   Chairman of the Board,         December 21, 1995
                J.W. Stewart                     President, and Chief
                                                 Executive Officer,
                                                 (Principal Executive
                                                 Officer)


           /s/ MICHAEL MCSHANE                 Vice President -- Finance,     December 21, 1995
               Michael McShane                   Chief Financial Officer
                                                 and Director
                                                 (Principal Financial
                                                 Officer)


        /s/ MATTHEW D. FITZGERALD              Controller                     December 21, 1995
            Matthew D. Fitzgerald                (Principal Accounting
                                                 Officer)


         /s/ DAVID A.B. BROWN                  Director                       December 21, 1995
              David A.B. Brown


       /s/ L. WILLIAM HEILIGBRODT              Director                       December 21, 1995
           L. William Heiligbrodt


            /s/ JOHN R. HUFF                   Director                       December 21, 1995
                John R. Huff


         /s/ WILLIAM J. JOHNSON                Director                       December 21, 1995
             William J. Johnson


            /s/ DON D. JORDAN                  Director                       December 21, 1995
                Don D. Jordan


            /s/ R.S. LEBLANC                   Director                       December 21, 1995
                R.A. LeBlanc


         /s/ JAMES E. MCCORMICK                Director                       December 21, 1995
             James E. McCormick


         /s/ MICHAEL E. PATRICK                Director                       December 21, 1995
             Michael E. Patrick

                              BJ SERVICES COMPANY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1993, 1994 AND 1995
                                 (IN THOUSANDS)

                                                             ADDITIONS
                                                      -----------------------
                                         BALANCE AT                CHARGED TO
                                         BEGINNING     CHARGED       OTHER                      BALANCE AT
                                         OF PERIOD    TO EXPENSE    ACCOUNTS     DEDUCTIONS    END OF PERIOD
                                         ----------   ----------   ----------    ----------    -------------
YEAR ENDED September 30, 1993
Allowance for doubtful accounts
  receivable............................   $2,304       $  985                     $  937(1)      $ 2,352
Reserve for inventory obsolescence and
  adjustment............................    6,782          882        1,700           845(2)        8,519
YEAR ENDED September 30, 1994
Allowance for doubtful accounts
  receivable............................   $2,352       $1,177                     $1,345(1)      $ 2,184
Reserve for inventory obsolescence and
  adjustment............................    8,519          708                      1,081(2)        8,146
YEAR ENDED September 30, 1995
Allowance for doubtful accounts
  receivable............................   $2,184       $1,399       $4,105(3)     $  205(1)      $ 7,483
Reserve for inventory obsolescence and
  adjustment............................    8,146          115        2,061(3)        777(2)        9,545

---------------

(1) Deductions in the allowance for doubtful accounts principally reflect the write-off of previously reserved accounts.

(2) Deductions in the reserve for inventory obsolescence and adjustment principally reflect the sale or disposal of related inventory.

(3) Additions to the reserve resulting from the Acquisition.

                              INDEX TO EXHIBITS

      EXHIBIT
        NO.                                   DESCRIPTION OF EXHIBIT
-------------------- ------------------------------------------------------------------------
        *2.1         -- Agreement and Plan of Merger dated as of November 17, 1994 ("Merger
                        Agreement"), among BJ Services Company, WCNA Acquisition Corp. and
                        The Western Company of North America.
        *2.2         -- First Amendment to Agreement and Plan of Merger dated March 7, 1995, among BJ Services Company, WCNA Acquisition Corp. and The Western
                        Company of North America.
         3.1         -- Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the
                        Company's Form 8-K filed April 18, 1995, and incorporated herein by reference).
         3.2         -- Certificate of Designation of Series Two Junior Participating
                        Preferred Stock (filed as Exhibit 3.1 to the Company's Registration
                        Statement on Form 8-A dated January 12, 1994 and incorporated herein by reference).
        *3.3         -- Bylaws of the Company, as amended.
         4.1         -- Specimen form of certificate for the Common Stock (filed as Exhibit
                        4.1 to the Company's Registration Statement on Form S-1 (Reg. No.
                        33-35187) and incorporated herein by reference).
         4.2         -- Stockholder Rights Agreement dated as of January 12, 1994, between the Company and First Chicago Trust Company of New York, as Rights
                        Agent (filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A dated January 12, 1994 and incorporated herein by reference), as amended by the First Amendment to Stockholders Rights
                        Agreements dated as of June 22, 1994 (filed as Exhibit 2 to the
                        Company's Form 8-A/A Amendment No. 1 to Form 8-A dated August 26,
                        1994 and incorporated herein by reference) and by the Second
                        Amendment to Stockholder Rights Agreement dated as of September 22,
                        1994 (filed as Exhibit 3 to the Company's Form 8-A/A Amendment No. 2
                        to Form 8-A dated September 30, 1994 and incorporated herein by reference).
         4.3         -- Indenture between The Western Company of North America and United
                        States Trust Company of New York, Trustee, dated as of November 15,
                        1992, which includes the form of 12 7/8% Senior Note due 2002 as an
                        Exhibit thereto (filed as Exhibit to Registration Statement of
                        Western on Form S-2 (Reg. No. 33-51852), and incorporated herein by reference).
         4.4         -- First Supplemental Indenture, dated March 2, 1994, to Indenture, dated as of November 15, 1992, between The Western Company of North
                        America and United States Trust Company of New York, Trustee (filed as Exhibit to Form 10-K of Western for the year ended December 31,
                        1993, and incorporated herein by reference).
         4.5         -- Second Supplemental Indenture, dated as of April 13, 1995, to
                        Indenture dated as of November 15, 1992, between The Western Company of North America, BJ Services Company and United States Trust Company
                        of New York, Trustee (filed as Exhibit 10.5 to Post-Effective
                        Amendment No. 1 to Registration Statement on Form S-4 (Reg. No.
                        33-58017), and incorporated herein by reference).
        *4.6         -- Warrant Agreement with respect to the Company's warrants to purchase common stock, including attached Form of Warrant Certificate.

      EXHIBIT
        NO.                                   DESCRIPTION OF EXHIBIT
-------------------- ------------------------------------------------------------------------
        10.1         -- Relationship Agreement dated as of July 20, 1990, between the Company and Baker Hughes Incorporated (filed as Exhibit 10.1 to the Company's
                        Registration Statement on Form S-1 (Reg. No. 33-35187) and
                        incorporated herein by reference).
        10.2         -- Tax Allocation Agreement dated as of July 20, 1990, between the
                        Company and Baker Hughes Incorporated (included as Exhibit A to
                        Exhibit 10.1) (filed as Exhibit 10.2 to the Company's Registration
                        Statement on Form S-1 (Reg. No. 33-35187) and incorporated herein by reference).
       +10.3         -- 1990 Stock Incentive Plan, as amended and restated (filed as Exhibit
                        10.1 to the Company's Registration Statement on Form S-8 (Reg. No.
                        33-62098) and incorporated herein by reference.
       +10.4         -- 1990 Employee Stock Purchase Plan (filed as Exhibit 10.4 to the
                        Company's Registration Statement on Form S-1 (Reg. No. 33-35187) and
                        incorporated herein by reference).
       +10.5         -- BJ Services Retirement Thrift Plan effective November 16, 1992 (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the
                        year ended September 30, 1992 and incorporated herein by reference).
       +10.6         -- BJ Services Company 1995 Incentive Plan (filed as Exhibit 4.5 to the
                        Company's Registration Statement on Form S-8 (Reg. No. 33-58637) and
                        incorporated herein by reference).
       +10.7         -- The Western Company Retirement Savings Plan, as restated, and as amended by Amendment No. 1 and the Second Amendment thereto (filed as
                        Exhibits 4.5, 4.6 and 4.7, respectively, to the Company's
                        Registration Statement (Reg. No. 33-58639) on Form S-8 and
                        incorporated herein by reference).
       +10.8         -- Form of Severance Agreement between BJ Services Company and certain executive officers (filed as Exhibit 10.6 to the Company's Annual
                        Report on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).
        10.9         -- Note Agreement dated August 1, 1991 ("Note Agreement") by and among the Company, BJ Services Company U.S.A., BJ Service International,
                        Inc., and BJ Services Company Middle East for the issuance of $30.0 million of 9.2% Senior Notes due August 1, 1998 (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended
                        September 30, 1991 and incorporated herein by reference), as amended by an Amendment to Note Agreement dated as of September 30, 1992
                        (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for
                        the year ended September 30, 1992 and incorporated herein by reference).
       *10.10        -- Second Amendment to Note Agreement dated as of September 19, 1995.
       *10.11        -- Credit Agreement dated as of April 13, 1995, among the Company, BJ
                        Services Company, U.S.A., BJ Service International, Inc., BJ Services
                        Company Middle East, Bank of America National Trust and Saving
                        Association, as agent, and the other financial institutions parties thereto (the "Credit Agreement") (filed as Exhibit 10.1 to the
                        Company's Form 8-K/A filed May 31, 1995 and incorporated herein by reference) as amended by an Amendment to "Credit Agreement" dated as of April 25, 1995 (filed herewith).
        10.12        -- Parent Guaranty Agreement dated as of April 13, 1995, by the Company, in favor of the banks and the agent under the Credit Agreement (filed as Exhibit 10.2 to the Company's Form 8-K/A filed May 31, 1995 and incorporated herein by reference).
        10.13        -- Form of Guaranty Agreement dated as of April 13, 1995, by each of BJ
                        Services Company, U.S.A., BJ Service International, Inc., BJ Services
                        Company Middle East, and Western Petroleum Services International
                        Company, in favor or the banks and the agent under the Credit
                        Agreement (filed as Exhibit 10.3 to the Company's Form 8-K/A filed
                        May 31, 1995 and incorporated herein by reference).
       *11.1         -- Earnings per share.
       *21.1         -- Subsidiaries of the Company.
       *23.1         -- Consent of Deloitte & Touche LLP.
       *27.1         -- Financial data schedule.

---------------

* Filed herewith.

+ Management contract or compensatory plan or arrangement.