Form 10-Q
period 1995-12-31
BJ SERVICES CO
filed 1996-02-14
CIK 864328

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

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
   (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


5500 NORTHWEST CENTRAL DRIVE, HOUSTON, TEXAS           77092
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 462-4239


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. YES   X     NO ____

There were 28,076,896 shares of the registrant's common stock, $.10 par value, outstanding as of February 9, 1996.


================================================================================

                              BJ SERVICES COMPANY


                                     INDEX


PART I - FINANCIAL INFORMATION:

    Item 1. Financial Statements

         Consolidated Condensed Statement of Operations (Unaudited) - Three
                 months ended December 31, 1995 and 1994                                3

         Consolidated Condensed Statement of Financial Position -
                 December 31, 1995 (Unaudited) and September 30, 1995                   4

         Consolidated Condensed Statement of Cash Flows (Unaudited) -
                 Three months ended December 31, 1995 and 1994                          5

         Notes to Unaudited Consolidated Condensed Financial Statements                 6

    Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                              7


PART II - OTHER INFORMATION                                                            11

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                       THREE MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                      1995           1994
                                                                                     --------       --------
Revenue                                                                              $206,501       $119,415
Operating expense:
    Cost of sales and services                                                        167,086         99,599
    Research and engineering                                                            3,744          2,063
    Marketing                                                                           8,283          3,944
    General and administrative                                                          8,489          6,104
    Goodwill amortization                                                               1,342            289
                                                                                     --------       --------
       Total operating expense                                                        188,944        111,999
                                                                                     --------       --------
Operating income                                                                       17,557          7,416
Interest expense                                                                       (5,538)        (2,307)
Interest income                                                                            79            137
Other income - net                                                                        600            836
                                                                                     --------       --------
Income before income taxes                                                             12,698          6,082
Income taxes                                                                            3,553          1,338
                                                                                     --------       --------

Net income                                                                           $  9,145       $  4,744
                                                                                     ========        =======

Net income per share                                                                 $    .33       $    .30
                                                                                     ========       ========

Average shares outstanding                                                             28,015         15,716
                                                                                     ========       ========



       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
                                 (IN THOUSANDS)


                                                                              DECEMBER 31,      SEPTEMBER 30,
                                                                                 1995               1995
                                                                             ------------       ------------
                                                                             (UNAUDITED)
ASSETS

Current assets:
    Cash and cash equivalents                                                $      3,799       $      1,842
    Receivables - net                                                             173,633            168,771
    Inventories:
         Finished goods                                                            56,949             50,665
         Work in process                                                            2,543              2,394
         Raw materials                                                             13,348             13,792
                                                                             ------------       ------------
             Total inventories                                                     72,840             66,851
    Deferred income taxes                                                          11,135              9,370
    Other current assets                                                           11,591             10,101
                                                                             ------------       ------------
             Total current assets                                                 272,998            256,935
Property - net                                                                    414,792            416,810
Deferred income taxes                                                             106,800            107,889
Goodwill and other assets                                                         207,508            208,049
                                                                             ------------       ------------
                                                                             $  1,002,098       $    989,683
                                                                             ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                         $     90,534       $     85,675
    Short-term borrowings and current
         portion of long-term debt                                                 47,681             37,600
    Accrued employee compensation and benefits                                     21,169             24,885
    Income and other taxes                                                         13,481             11,375
    Accrued insurance                                                              10,755             12,867
    Other accrued liabilities                                                      29,674             31,869
                                                                             ------------       ------------
         Total current liabilities                                                213,294            204,271
Long-term debt                                                                    252,181            259,566
Deferred income taxes                                                              11,877             11,496
Accrued post retirement benefits and other                                         46,475             47,555
Stockholders' equity                                                              478,271            466,795
                                                                             ------------       ------------
                                                                             $  1,002,098       $    989,683
                                                                             ============       ============


       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                     THREE MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                                   1995             1994
                                                                               ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $      9,145      $     4,744
Adjustments to reconcile net income to cash
    provided by operating activities:
    Amortization of unearned compensation                                               330              330
    Depreciation and amortization                                                    14,371            6,675
    Deferred income taxes (benefit)                                                     571           (1,057)
    (Gain) loss on disposal of property                                                  16             (687)
Changes in:
         Receivables                                                                 (1,918)             844
         Inventories                                                                 (3,958)            (166)
         Accounts payable                                                             4,002           (8,881)
         Other current assets and liabilities                                        (9,860)           5,744
         Other, net                                                                     398            1,923
                                                                               ------------     ------------
             Net cash provided by operating activities                               13,097            9,469

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions                                                              (10,408)          (6,093)
    Proceeds from disposal of assets                                                    319            3,328
    Acquisition of business, net of cash acquired                                    (3,700)
                                                                               ------------     ------------
             Net cash used for investing activities                                 (13,789)          (2,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                            987
    Reduction of borrowings                                                                           (3,737)
    Proceeds from issuance of stock                                                   1,662              749
                                                                               ------------     ------------
             Net cash provided by (used for) financing activities                     2,649           (2,988)

Increase in cash and cash equivalents                                                 1,957            3,716
Cash and cash equivalents at beginning of period                                      1,842            3,218
                                                                               ------------     ------------
Cash and cash equivalents at end of period                                     $      3,799     $      6,934
                                                                               ============     ============



       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 GENERAL

In the opinion of management, the unaudited consolidated condensed financial statements for BJ Services Company (the "Company") include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position as of December 31, 1995, and the results of operations and cash flows for each of the three month periods ended December 31, 1995 and 1994. The consolidated condensed statement of financial position at September 30, 1995 is derived from the September 30, 1995 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the three-month period ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.

Certain amounts for fiscal 1995 have been reclassified in the accompanying consolidated condensed financial statements to conform to the current year presentation.

NOTE 2 ACQUISITION OF BUSINESS

Effective December 1, 1995, the Company acquired the remaining 60% ownership of its previously unconsolidated joint venture in Brazil, for total consideration of $5.4 million consisting of $3.7 million in cash and $1.7 million in debt assumed by the Company. This acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The consolidated statement of operations includes operating results of the subsidiary acquired since the date of acquisition. This acquisition is not material to the Company's financial statements and therefore pro forma information is not presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's operations are primarily driven by the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity worldwide. Drilling activity, in turn, is largely dependent on the price of oil and natural gas. This is especially true in the United States, where the Company generates approximately 60% of its revenues.

Due to weak energy prices and lower-cost sources of oil internationally, drilling activity in the United States has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986 and 1992. As a result, pumping service companies have been unable to recapitalize their aging United States fleets due to the inability, under current market conditions, to generate adequate returns on new capital investments. The Company believes it is important to operate with a greater "critical mass" in the key U.S. markets to improve returns in this environment. This conclusion led to the decision to withdraw from certain low activity areas in the past several years and to consolidate its remaining operations with those acquired in April 1995 from The Western Company of North America ("Western"), which had a larger presence in the United States.

The rig count in the United States averaged 765 active drilling rigs during the three months ended December 31, 1995, a 7% decline compared with the prior year's first fiscal quarter. Much of the activity decline was the result of a reduction in drilling for natural gas in the central U.S.

International drilling activity (excluding Canada) has historically been less volatile than domestic drilling activity. International drilling activity increased by 5% during the most recent quarter compared with the prior year's first fiscal quarter on the strength of development work in Latin America, especially Argentina and Venezuela, and renewed exploration programs in the U.K. North Sea.

In both the U.S. and internationally, there has been a continuing trend by oil and gas companies toward "alliances" with the service companies. These alliances take various forms including packaged or integrated services, single source suppliers and turnkey agreements. Approximately 20% of the Company's revenues are generated under such alliances.

EXPANSIONS AND ACQUISITIONS

Management believes the primary opportunities for geographic and service line expansion remain in international markets. As a result, other than the acquisition of Western (the "Acquisition"), the Company's capital spending and expansion efforts have been primarily focused outside of the United States. The Company's expansion efforts during the past year have included the expansion of pumping services into several key international markets, including Saudi Arabia and Vietnam; expanding tubular services and commissioning and leak detection services into geographic regions outside the North Sea; adding additional pumping service capacity in key Latin American markets and the acquisition of the remaining 60% of the Company's Brazilian joint venture.

On April 13, 1995, the Company completed the Acquisition for a total purchase price of $511.4 million (including transaction costs of $7.2 million), which was paid approximately half in cash and half in shares of the Company's common stock and warrants to purchase common stock. The Acquisition provides the Company with a greater critical mass with which to compete in domestic and international markets and the opportunity to realize significant consolidation benefits. The Acquisition has increased the Company's existing total revenue base by approximately 75% and has more than doubled the Company's domestic revenue base beginning in the June 1995 quarter. In addition, approximately $40 million of overhead and redundant operating costs have been eliminated annually by combining the two companies.

RESULTS OF OPERATIONS

Revenue: Revenue increased by 73% during the quarter, primarily as a result of the acquisition of Western and continued strong international operations.

U.S. revenue more than doubled during the quarter as a result of adding the former Western operations. On a pro forma basis, however, U.S. revenue declined by 14%, primarily as a result of the significant activity reductions in natural gas drilling activity, especially by independent operators in the Rocky Mountain region, which comprised a significant portion of the former Western operations. In addition, weather-related disruptions in the Gulf of Mexico resulted in the loss of approximately 10 working days in that area. Management expects U.S. natural gas drilling activity to remain weak during at least the next fiscal quarter.

The Company's international operations continue to show significant quarter-over-quarter revenue increases with a 25% increase from the prior year (18% on a pro forma basis). This represents the twelfth consecutive quarter of international revenue improvement. Each of the Company's international regions and service lines experienced revenue increases during the quarter. Much of the revenue improvement occurred in Latin America (up 46%) from strong activity increases in Argentina as well as revenue increases in Venezuela and Colombia from recent capital investments. Revenue from the Company's expansions into Vietnam, Saudi Arabia and Brazil, combined with improving activity in the U.K. and Nigeria, also contributed to the international revenue growth. Management expects the year over year international revenue increases to continue over the next several quarters, however, at a much lower growth rate. The Company recently decided to "warm stack" a stimulation vessel acquired from Western, the Renaissance. The vessel's hull will ultimately be liquidated with the proceeds used to reduce outstanding debt, while the vessel's fracturing equipment will be redeployed to more profitable opportunities. The Company believes that the liquidation of the vessel, if consummated, will not have a material adverse impact on the Company's operating results.

Operating Income: Operating income more than doubled as a result of the revenue increase and higher operating margins resulting from efficiencies derived from the combination of the Company's and former Western operations and the continued growth of the Company's international operations. The cost of sales and services as a percentage of revenue during the quarter was 2.5% lower than the prior year's first quarter primarily as a result of cost reduction efforts implemented after the acquisition of Western and the economies of scale in having a larger U.S. operation. Other operating expenses, excluding goodwill amortization, increased by 69% primarily as a result of additional overhead from the former Western operations, along with increased marketing expenses related to international expansions. Marketing expenses represent a higher percentage of revenue than previously due to the higher concentration of the additional revenues being in the U.S., which requires a relatively greater marketing effort. The increase in goodwill amortization also resulted from the Acquisition, which was accounted for under the purchase method of accounting.

Interest expense increased by $3.2 million from the prior year's first quarter due to increased borrowings to fund the Acquisition. See "Financial Condition
- Capital Resources and Liquidity." Other income was a net gain in both periods primarily as a result of royalty income from one of the Company's proprietary products.

The effective tax rate increased to 28% from 22% in the prior year's first quarter primarily due to marginal tax rates on higher U.S. profitability.

FINANCIAL CONDITION

Capital resources and liquidity: Net cash provided from operating activities increased by $3.6 million from the prior year's first quarter. Higher profitability and depreciation was partially offset by increased inventory levels from international expansions, payment of several large litigation settlements and the payment of merger related expenses previously accrued for.

Management strives to maintain low cash balances while utilizing available credit facilities to meet the Company's capital needs. Excess cash generated is used to pay down outstanding borrowings. In April 1995, the Company replaced its existing credit facility with a committed, unsecured bank credit facility (the "Bank Credit Facility") executed to accommodate the Acquisition. The Bank Credit Facility consists of a five-year $175.0 million revolving credit facility and a six-year $225.0 million term loan, providing an aggregate of $400.0 million in available principal borrowings to the Company. At December 31, 1995, borrowings outstanding under the Bank Credit Facility amounted to $271.0 million consisting of $221.0 million under the term loan and $50.0 million borrowed under the revolver. At December 31, 1995, principal reductions of term loans under the Bank Credit Facility are due in aggregate installments of $25,600,000; $31,200,000; $43,200,000; $48,400,000; $48,400,000
and $24,200,000 in the years ending September 30, 1996, 1997, 1998, 1999, 2000 and 2001, respectively.

The outstanding balance of the Company's 9.2% Notes, issued in 1991, was $18.0 million at December 31, 1995. Principal reductions of $6.0 million are required annually each August until maturity on August 1, 1998.

The Company's interest-bearing debt represented 38.5% of its total capitalization at December 31, 1995, a slight decrease from 38.9% at the previous fiscal year-end. The Company's Bank Credit Facility and 9.2% Notes contain various customary covenants, including the maintenance of certain profitability and solvency ratios and restrictions on dividend payments. Management believes that the Bank Credit Facility, combined with other discretionary credit facilities and cash flow from operations, will provide the Company with sufficient capital resources and liquidity to manage its routine operations and fund projected capital expenditures.

At December 31, 1995, the Company had approximately $512 million of U.S. tax net operating loss carryforwards expiring between 2000 and 2010. With the Acquisition, the Company acquired approximately $375 million of tax net operating loss carryforwards, subject to certain limitations, expiring between 2000 and 2008. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), the Company is required to record a deferred tax asset for the future tax benefit of these tax net operating loss carryforwards, as well as other items, if realization is "more likely than not." As previously discussed, the Acquisition gives the Company a greater critical mass with which to compete in the U.S. as it has more than doubled the Company's U.S. revenue base. In addition, with the combination of the Company and Western, the Company has realized significant consolidation benefits. Management estimates that approximately $40 million of overhead and redundant operating costs have been eliminated annually as a result of the combination of the two companies. Management has concluded that the Company's future U.S. taxable income will be sufficient over the remaining carryforward periods to realize the tax benefits represented by approximately $332 million of tax net operating loss carryforwards acquired with Western and generated by the Company's operations prior to the Acquisition. The tax benefits resulting from the Acquisition have been included in the approximately $84 million net deferred tax asset recognized in the purchase price allocation at the acquisition date. Valuation allowances have been established for the benefits of the tax net operating loss carryforwards that are estimated to expire prior to their utilization.

Requirements for Capital: Excluding acquisitions, capital expenditures during the quarter were $10.4 million, or $4.3 million higher than the spending in the comparable quarter of the prior year. The current quarter's spending related primarily to international expansion opportunities, primarily in Latin America, and upgrades of the Company's information systems. Other investing activities included the acquisition of the remaining 60% interest in the Company's joint venture in Brazil for total consideration of $5.4 million consisting of $3.7 million of cash and $1.7 million of debt assumed by the Company.

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

                                    PART II
                               OTHER INFORMATION

Item 1.    Legal Proceedings

                 None

Item 2.    Changes in Securities

                 None

Item 3.    Defaults upon Senior Securities

                 None.

Item 4.    Submission of Matters to a Vote of Security Holders

           The Company held its Annual Meeting of Stockholders on January 25, 1996, in Houston, Texas. All nominated directors were elected, and the amendment of the Company's 1995 Incentive Plan was approved.

                                                    Votes in        Votes
                                                      Favor        Withheld
                                                    --------       --------
                                                   25,186,916      341,702

           (i) Directors elected at the Annual Meeting:

               Class III Directors
               -------------------

               L. William Heiligbrodt
               James E. McCormick
               J.W. Stewart

               Directors with terms of office continuing after the Annual
               Meeting:

               Class I Directors
               -----------------

               John R. Huff
               R. A. LeBlanc
               Michael E. Patrick

               Class II Directors
               ------------------

               William J. Johnson
               Don D. Jordan
               Michael McShane

                                                    Votes in      Votes                 Broker
                                                     Favor       Against    Abstain    Nonvotes
                                                   --------      -------    -------    --------
           (ii) Amendment of Article IV
                of the Company's 1995 Incentive
                Plan                              19,712,850    5,661,782    153,986       0


Item 5.    Other Information

                 None

Item 6.    Exhibits and Reports on Form 8-K.

               (a)  Exhibits.

                  3.1  Bylaws, as amended, effective December 7, 1995.

                 21.1  Subsidiaries of the Registrant.

                 27.1  Financial Data Schedule


               (b)  Reports on Form 8-K.

                    A Current Report on Form 8-K was filed by the Company on February 6, 1996, to report the pro forma statement of operations of the Company and The Western Company of North America as of September 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BJ Services Company
                                           (Registrant)


Date: February 14, 1996                 BY    /s/ Margaret Barrett Shannon
                                           ----------------------------------
                                           Margaret Barrett Shannon
                                           Vice President and
                                           General Counsel


Date: February 14, 1996                 BY   /s/ Matthew D. Fitzgerald
                                           ----------------------------------
                                           Matthew D. Fitzgerald
                                           Controller and Chief
                                           Accounting Officer

                      EXHIBIT  INDEX


          3.1  Bylaws, as amended, effective December 7, 1995.

         21.1  Subsidiaries of the Registrant.

         27    Financial Data Schedule