Form 10-Q
period 1996-03-31
BJ SERVICES CO
filed 1996-05-15
CIK 864328

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 462-4239


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. YES   X     NO
                                              -----      ----

There were 28,192,510 shares of the registrant's common stock, $.10 par value, outstanding as of May 10, 1996.

================================================================================

                              BJ SERVICES COMPANY




                                     INDEX


PART I - FINANCIAL INFORMATION:

    Item 1. Financial Statements

         Consolidated Condensed Statement of Operations (Unaudited) - Three
                 and six months ended March 31, 1996 and 1995                 3

         Consolidated Condensed Statement of Financial Position -
                 March 31, 1996 (Unaudited) and September 30, 1995            4

         Consolidated Condensed Statement of Cash Flows (Unaudited) -
                 Six months ended March 31, 1996 and 1995                     5

         Notes to Unaudited Consolidated Condensed Financial Statements       6

    Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                    9

PART II - OTHER INFORMATION                                                  16

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             MARCH 31,                     MARCH 31,
                                                        1996           1995           1996           1995
                                                     -----------    -----------    -----------    ----------
Revenue                                              $   200,794    $   106,668    $  407,295     $  226,083
Operating expenses:
    Cost of sales and services                           167,163         90,665       334,249        190,264
    Research and engineering                               3,858          2,215         7,602          4,278
    Marketing                                              9,600          4,004        17,883          7,948
    General and administrative                             8,233          6,349        16,722         12,453
    Goodwill amortization                                  1,329            289         2,671            578
                                                     -----------    -----------    ----------     ----------
       Total operating expenses                          190,183        103,522        379,127       215,521
                                                     -----------    -----------    -----------    ----------
Operating income                                          10,611          3,146        28,168         10,562
Interest expense                                          (5,557)        (2,311)       (11,095)       (4,618)
Interest income                                              247            197           326            334
Other income - net                                           739            682         1,339          1,518
                                                     -----------    -----------    ----------     ----------
Income before income taxes                                 6,040          1,714        18,738          7,796
Income taxes                                               1,617            336         5,170          1,674
                                                     -----------    -----------    ----------     ----------

Net income                                           $     4,423    $     1,378    $   13,568     $    6,122
                                                     ===========    ===========    ==========     ==========

Net income per share
    Primary                                          $       .15    $       .09    $      .48     $      .38
    Fully diluted                                    $       .15    $       .09    $      .46     $      .38

Average shares outstanding
    Primary                                               28,664         15,959        28,560         15,963
    Fully diluted                                         29,281         16,087        29,241         16,087



      SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
                                 (IN THOUSANDS)


                                                                               MARCH 31,        SEPTEMBER 30,
                                                                                 1996               1995
                                                                             ------------       ------------
                                                                             (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                                $      3,091       $      1,842
    Receivables - net                                                             168,574            168,771
    Inventories:
         Finished goods                                                            57,074             50,665
         Work in process                                                            2,815              2,394
         Raw materials                                                             11,104             13,792
                                                                             ------------       ------------
             Total inventories                                                     70,993             66,851
    Deferred income taxes                                                          10,348              9,370
    Other current assets                                                           13,255             10,101
                                                                             ------------       ------------
             Total current assets                                                 266,261            256,935
Property - net                                                                    414,080            416,810
Deferred income taxes                                                             109,564            107,889
Goodwill and other assets                                                         206,061            208,049
                                                                             ------------       ------------
                                                                             $    995,966       $    989,683
                                                                             ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                         $     87,671       $     85,675
    Short-term borrowings and current
         portion of long-term debt                                                 20,275             37,600
    Accrued employee compensation and benefits                                     20,447             24,885
    Income and other taxes                                                         12,199             11,375
    Accrued insurance                                                               9,804             12,867
    Other accrued liabilities                                                      26,264             31,869
                                                                             ------------       ------------
         Total current liabilities                                                176,660            204,271
Long-term debt                                                                    282,021            259,566
Deferred income taxes                                                               9,633             11,496
Accrued post retirement benefits and other                                         42,494             47,555
Stockholders' equity                                                              485,158            466,795
                                                                             ------------       ------------
                                                                             $    995,966       $    989,683
                                                                             ============       ============

      SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                     SIX MONTHS ENDED
                                                                                          MARCH 31,
                                                                                   1996             1995
                                                                               -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $     13,568     $      6,122
Adjustments to reconcile net income to cash
    provided by operating activities:
    Amortization of unearned compensation                                               546              660
    Depreciation and amortization                                                    29,305           13,612
    Deferred income taxes (benefit)                                                     593           (2,264)
    Net gain on disposal of property                                                     (2)            (692)
Changes in:
         Receivables                                                                  3,141            5,701
         Inventories                                                                 (2,111)          (4,134)
         Accounts payable                                                             1,139           (5,696)
         Other current assets and liabilities                                       (17,889)           2,351
         Other, net                                                                  (9,708)           1,427
                                                                               -------------    ------------
             Net cash provided by operating activities                               18,582           17,087

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions                                                              (21,795)         (15,003)
    Proceeds from disposal of assets                                                    735            3,806
    Acquisition of  business, net of cash acquired                                   (3,700)
                                                                               ------------     ------------
             Net cash used for investing activities                                 (24,760)         (11,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from (reduction of) borrowings - net                                     3,421           (4,159)
    Proceeds from issuance of stock                                                   4,006              749
                                                                               ------------     ------------
             Net cash provided by (used for) financing activities                     7,427           (3,410)

Increase in cash and cash equivalents                                                 1,249            2,480
Cash and cash equivalents at beginning of period                                      1,842            3,218
                                                                               ------------     ------------
Cash and cash equivalents at end of period                                     $      3,091     $      5,698
                                                                               ============     ============


      SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             BJ SERVICES COMPANY
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 GENERAL

In the opinion of management, the unaudited consolidated condensed financial statements for BJ Services Company (the "Company") include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position as of March 31, 1996, and the results of operations and cash flows for each of the six-month periods ended March 31, 1996 and 1995. The consolidated condensed statement of financial position at September 30, 1995 is derived from the September 30, 1995 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the six-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

Certain amounts for fiscal 1995 have been reclassified in the accompanying consolidated condensed financial statements to conform to the current year presentation.

NOTE 2 EARNINGS PER SHARE

Primary earnings per share are based on the weighted average number of shares outstanding during each period and the assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock for each of the periods presented.

Fully diluted earnings per share are based on the weighted average number of shares outstanding during each period and the assumed exercise of dilutive stock options and warrants less the number of treasury shares assumed to be purchased from the proceeds using the closing market price of the Company's common stock for each of the periods presented.

The following table presents information necessary to calculate earnings per share for the periods presented:

                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             MARCH 31,                     MARCH 31,
                                                        1996           1995           1996           1995
                                                     -----------    -----------    -----------    ----------
Net income                                           $     4,423    $     1,378    $   13,568     $    6,122
                                                     ===========    ===========    ==========     ==========

Average primary common and common
    equivalent shares outstanding:
    Common stock                                          28,095         15,717        28,055         15,717
    Common stock equivalents from assumed
         exercise of stock options                           569            242           505            246
                                                     -----------    -----------    ----------     ----------
                                                          28,664         15,959        28,560         15,963
                                                     ===========    ===========    ==========     ==========

Primary earnings per share                           $       .15    $       .09    $      .48     $      .38
                                                     ===========    ===========    ==========     ==========

Average fully diluted common and common
    equivalent shares outstanding:
    Common stock                                          28,095         15,717        28,055         15,717
    Common stock equivalents from
         assumed exercise of stock options                   685            370           685            370
    Common stock equivalents from
         assumed exercise of warrants                        501                          501
                                                     -----------    -----------    ----------     ----------
                                                          29,281         16,087        29,241         16,087
                                                     ===========    ===========    ==========     ==========

Fully diluted earnings per share                     $       .15    $       .09    $      .46     $      .38
                                                     ===========    ===========    ==========     ==========


NOTE 3 ACQUISITION OF BUSINESS

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

NOTE 4 LONG TERM DEBT

On February 20, 1996, BJ Services Company ("Parent") issued $125.0 million of 7% notes due 2006 ("Notes") as to which its direct wholly owned subsidiaries BJ Services Company, U.S.A., BJ Service International, Inc., and BJ Services Company Middle East (collectively "Guarantor Subsidiaries" and individually "Guarantor") have fully and unconditionally guaranteed, on a joint and several basis, its obligation to pay principal and interest with respect to the Notes. Each of the guarantees is an unsecured obligation of the Guarantor and ranks pari passu with the guarantees provided by and the obligations of such Guarantor Subsidiaries under the Bank Credit Facility and the obligations of such Guarantor Subsidiaries under the 9.2% Notes and with all existing and future unsecured indebtedness of such Guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee.

The net proceeds from the issuance of the 7% Notes ($123.3 million) were used by the Company to repay indebtedness outstanding under the term loan portion of the Bank Credit Facility. In connection therewith, the Bank Credit Facility was amended to provide for a new maturity schedule for the remaining $96.0 million term loan. At March 31, 1996, principal reductions of the term loan are due in aggregate installments of $5,600,000, $18,800,000, $23,800,000,
$23,800,000 and $24,000,000 in the years ended September 30, 1997, 1998, 1999,
2000 and 2001, respectively.

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

Due to "aging" oilfields and lower-cost sources of oil internationally, drilling activity in the United States has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986 and 1992. As a result, pumping service companies have been unable to recapitalize their aging United States fleets due to the inability, under current market conditions, to generate adequate returns on new capital investments. The Company believes it is important to operate with a greater "critical mass" in the key United States markets to improve returns in this environment. This conclusion led to the decision to withdraw from certain low activity areas in the past several years and to consolidate its remaining operations with those acquired in April 1995 from The Western Company of North America ("Western"), which had a larger presence in the United States.

The rig count in the United States averaged 708 and 737 active drilling rigs during the respective three and six-month periods ended March 31, 1996. Compared with the same periods of the prior fiscal year, drilling activity was flat for the three-month period and 4% lower for the six-month period,
primarily due to lower oil related drilling.   Drilling for natural gas
increased by 11% and was flat during the respective three and six-month periods. Due to the relatively strong oil and natural gas prices currently being realized, management expects United States drilling activity levels for the last half of the fiscal year to be above prior year levels.

International drilling activity (excluding Canada) has historically been less volatile than domestic drilling activity. International drilling activity increased by 4% and 5% during the most recent three and six-month periods, respectively, compared with the same prior year periods on the strength of development work in Latin America, especially Argentina and Venezuela, and renewed exploration programs in the United Kingdom North Sea.

In both the United States and internationally, there has been a continuing trend by oil and gas companies toward "alliances" with the service companies. These alliances take various forms including packaged or integrated services,
single source suppliers and turnkey agreements.   Approximately 19% of the
Company's revenues were generated under such alliances during the first six months of fiscal 1996.

EXPANSIONS AND ACQUISITIONS

Management believes the primary opportunities for geographic and service line expansion remain in international markets. As a result, other than the acquisition of Western (the "Western Acquisition"), the Company's capital spending and expansion efforts have been primarily focused outside the United States. The Company's expansion efforts during the past year have included the expansion of pumping services into several key international markets, including Saudi Arabia and Vietnam; expanding tubular services and commissioning and leak detection services into geographic regions outside the North Sea; adding additional pumping service capacity in key Latin American markets and the acquisition of the remaining 60% of the Company's Brazilian joint venture.

On April 13, 1995, the Company completed the Western Acquisition for a total purchase price of $511.4 million (including transaction costs of $7.2 million), which was paid approximately half in cash and half in shares of the Company's common stock and warrants to purchase common stock. The Western Acquisition provides the Company with a greater critical mass with which to compete in domestic and international markets and the opportunity to realize significant consolidation benefits. The Western Acquisition has increased the Company's existing total revenue base by approximately 75% and has more than doubled the Company's domestic revenue base beginning in the June 1995 quarter. In addition, approximately $40 million of overhead and redundant operating costs have been eliminated annually by combining the two companies.

RECENT DEVELOPMENTS

On April 12, 1996, the Company announced a tender offer (the "Nowsco Tender Offer") to acquire all of the outstanding common shares of Nowsco Well Service Ltd. ("Nowsco") for a price per share of Cdn ("Canadian") $27.00
(approximately U.S. $19.80 per share). According to its certified shareholder listing, Nowsco had 20,855,936 shares issued and outstanding as of April 10, 1996. For the fiscal year ended December 31, 1995, Nowsco reported revenue of Cdn $480.1 million, net income of Cdn $16.2 million (Cdn $.78 per share) and total shareholders' equity of Cdn $286.5 million. Nowsco's operations are conducted in Canada, the United States, Europe, Southeast Asia, Argentina and Russia and include oil and gas pressure pumping, coiled tubing, commissioning and pipeline service businesses. The Nowsco Tender Offer is subject to certain conditions, including, without limitation, the waiver or invalidation of Nowsco's shareholders' rights plan, the tender of at least 66-2/3% of Nowsco's outstanding common shares and the receipt of regulatory approvals. On May 4, 1996, Great Lakes Chemical Corporation announced a competing offer for all of the outstanding common shares of Nowsco, at Cdn $30.90 per share. Nowsco announced on May 4, 1996 that its Board of Directors had unanimously resolved to recommend that Nowsco shareholders tender their shares to the offer made by Great Lakes Chemical Corporation. On May 13, 1996, the Company instituted proceedings before the Ontario Securities Commission challenging various terms of the pre- acquisition agreement between Nowsco and Great Lakes Chemical Corporation. No assurance can be given that the Company will be successful in its efforts to consummate a transaction with Nowsco, or if it is successful, on what terms.

RESULTS OF OPERATIONS

Revenue: Revenue for the quarter ended March 31, 1996 was $200.8 million, an 88% increase from the prior year's second quarter. For the six months ended March 31, 1996, revenue was $407.3 million, a 80% increase over the same period of the previous year. Both such increases were primarily driven by increased international activity and expansions, and the acquisition of Western.

United States revenue more than doubled during the three and six months periods as a result of adding the former Western operations. On a pro forma basis, however, United States revenue declined by 3% and 8%, respectively, primarily as a result of activity reductions in the oil regions and a significant revenue decline in the Company's Rocky Mountain region as a result of lower spending by the Company's primary customers, mostly independent oil and gas producers. Pricing of the Company's services has remained relatively stable in United States, or has declined slightly, over the past year.

Management's United States revenue outlook for the remainder of the fiscal year is positive as a result of the recent strengthening of oil and gas prices. The Company's March 1996 revenue exceeded that of March's prior year revenue and March's rig count showed the first year over year increase in several years. The Company expects this trend to continue throughout the remainder of the fiscal year.

International revenue for the three and six-month periods increased by 38% and 31%, respectively, over the same periods of fiscal 1995. This represents the thirteenth consecutive quarter of international revenue improvement. Each of the Company's international regions have experienced higher revenue growth compared with the year earlier periods. The Company's Latin America region has generated the highest revenue increases (up 47% for both the three and six month periods) as a result of strong activity increases in Argentina as well as revenue increases in Venezuela and Colombia from recent capital investments. Revenue from the Company's pumping service expansions into Vietnam, Saudi Arabia and Brazil, combined with improving activity in the UK and Nigeria, also contributed to the international revenue growth. The Company's tubular services and commissioning and leak detection product lines also showed strong gains during the most recent quarter from strong North Sea activity and as a result of their recent expansions into parts of the Far East, Middle East and South America.

Management expects the year over year international revenue increases to continue over the remainder of the fiscal year, however, at a much lower growth rate. In January 1996, the Company decided to "warm stack" a stimulation vessel acquired from Western, the Renaissance. The vessel's hull is expected to be sold by the end of the fiscal year with the proceeds used to reduce outstanding debt, while the vessel's stimulation equipment will be removed and redeployed to other of the Company's operating locations. The Company believes that the liquidation of the vessel, if consummated, will not have a material adverse impact on the Company's operating results.

Operating Income: The Company's operating income more than doubled for both the three and six-month periods as a result of the previously mentioned revenue
increases.   All operating expenses were higher as result of the Western acquisition. The cost of sales and services as a percentage of revenue, however, declined by 1.7% and 2.1%, respectively, primarily as a result of cost reduction efforts implemented after the acquisition of Western and the economies of scale in having a larger United States operation. Marketing expenses represent a higher percentage of revenue than the prior year due to the higher concentration of the additional revenues being in the United States, which requires a relatively greater marketing effort. Marketing expenses also increased due to commissions on international business. The increase in goodwill amortization also resulted from the Western acquisition, which was accounted for under the purchase method with the resulting goodwill being amortized over a 40 year period.

Interest expense increased by $3.2 million and $6.5 million, respectively, over the same three and six month periods of the previous year as a result of increased borrowings to fund the Western Acquisition. See "Financial Condition
- - Capital Resources and Liquidity."

The year-to-date effective tax rate increased to 28% from 21% in the prior six-month period primarily due to marginal tax rates on higher United States profitability.

FINANCIAL CONDITION

Capital Resources and Liquidity: Net cash provided from operating activities for the six months ended March 31, 1996 increased by $1.4 million from the prior year's figure. Higher profitability and depreciation was partially offset by the payment of merger-related and various other expenses previously accrued for.

Management strives to maintain low cash balances while utilizing available credit facilities to meet the Company's capital needs. Excess cash generated is used to pay down outstanding borrowings. In April 1995, the Company replaced its then outstanding credit facility with a new bank credit facility (the "Existing Bank Credit Facility") executed to accommodate the Western Acquisition. The Existing Bank Credit Facility currently consists of a five-year $175.0 million revolving credit facility and a six-year $96.0 million term loan, providing an aggregate of $271.0 million in available principal borrowings to the Company. At March 31, 1996, borrowings outstanding under the Existing Bank Credit Facility amounted to $146.0 million consisting of $96.0 million under the term loan and $50.0 million borrowed under the revolver. At March 31, 1996, principal reductions of term loans under the Existing Bank Credit Facility are due in aggregate installments of $5,600,000, $18,800,000, $23,800,000, $23,800,000 and $24,000,000 in the years ending September 30,
1997, 1998, 1999, 2000 and 2001, respectively.

On February 20, 1996, the Company issued $125.0 million of 7% Notes in a transaction exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act"). Three of the Company's subsidiaries that are obligors with respect to the Existing Bank Credit Facility and the 9.2% Notes, BJ Services Company, U.S.A., BJ Service International, Inc. and BJ Services Company

Middle East, are full and unconditional guarantors on a joint and several basis of the 7% Notes. The Company has filed a registration statement with the Securities and Exchange Commission (the "Commission") for up to $125 million of 7% Series B Notes due 2006 (the "7% Series B Notes") to be offered in exchange for the 7% Notes. The form and terms of the 7% Series B Notes are identical in all material respects to the form and terms of the 7% Notes except that the 7% Series B Notes will be issued in a transaction registered under the Securities Act. The net proceeds from the issuance of the 7% Notes ($123.3 million) were used by the Company to repay indebtedness outstanding under the term loan portion of the Existing Bank Credit Facility.

The Company has received a commitment letter from its commercial bank to amend or replace the Existing Bank Credit Facility with a new $680.0 million committed, unsecured bank credit facility (the "New Bank Credit Facility"). A portion of the borrowings thereunder will be used to fund the Nowsco acquisition, if consummated. The Company and three of its subsidiaries, BJ Services Company, U.S.A., BJ Service International, Inc. and BJ Services Company Middle East, will be borrowers and guarantors under the New Bank Credit Facility. The New Bank Credit Facility will include a one- year bridge loan of $200.0 million, a six-year term loan facility of $280.0 million and a revolving credit facility (including stand-by letters of credit) of $200.0 million and will contain covenants and other provisions that are substantially similar to those under the Existing Bank Credit Facility. Interest under the New Bank Credit Facility will be determined, at the Company's option, by reference to
(i) the higher of the reference rate announced from time to time by the lender or the federal funds rate plus 1/2% per annum or (ii) the London interbank offered rate (LIBOR). The New Bank Credit Facility will contain certain mandatory prepayment obligations from proceeds of certain asset sales and free cash flow (as defined). The obligations of the lender to make loans under the New Bank Credit Facility are subject to certain conditions, including, without limitation, the consummation of the Nowsco Tender Offer or the consummation of the Nowsco acquisition by negotiation or otherwise. The Company will not enter into the New Bank Credit Facility unless the Nowsco transaction is consummated.

On April 23, 1996, the Company filed with the Commission a registration statement on Form S-3 under the Securities Act, Registration No. 333-02731 (the "Registration Statement") for the proposed offering of 5,869,000 shares (the "Shares") of the Company's common stock, par value $0.10 per share ("Common Stock") (excluding 880,350 additional shares of Common Stock subject to purchase upon the exercise by the underwriters of an over-allotment option). The closing of the offering of the Shares is conditioned upon the consummation of the Nowsco Tender Offer or upon the acquisition of all of the outstanding common shares of Nowsco (the "Nowsco Acquisition"). The Company will use the net proceeds from the offering to repay certain indebtedness incurred under the New Bank Credit Facility to fund the Nowsco Tender Offer or the Nowsco Acquisition, including all of the indebtedness under the bridge loan portion of such facility.

The outstanding balance of the 9.2% Notes, issued in 1991, was $18.0 million at March 31, 1996. Principal reductions of $6.0 million are required annually each August until maturity on August 1, 1998.

The Company's interest-bearing debt represented 38.4% of its total capitalization at March 31, 1996, a slight decrease from 38.9% at September 30, 1995. The Company's Existing Bank Credit Facility and 9.2% Notes contain various customary covenants, including the maintenance of certain profitability and solvency ratios and restrictions on dividend payments. Management believes that the Existing Bank Credit Facility, combined with other discretionary credit facilities and cash flow from operations, provide the company with sufficient capital resources and liquidity to manage its routine operations and fund projected capital expenditures other than the Nowsco acquisition, which, if consummated, will be funded through the New Bank Credit Facility.

At March 31, 1996, the Company had approximately $512 million of United States tax net operating loss carryforwards expiring between 2000 and 2010. With the Western Acquisition, the company acquired approximately $375 million of tax net operating loss carryforwards, subject to certain limitations, expiring between 2000 and 2008. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), the Company is required to record a deferred tax asset for the future tax benefit of these tax net operating loss carryforwards, as well as other items, if realization is "more likely than not." As previously discussed, the Western Acquisition gives the Company a greater critical mass with which to compete in the United States as it has more than doubled the Company's United States revenue base. In addition, with the combination of the Company and Western, the Company has realized significant consolidation benefits. Management estimates that approximately $40 million of overhead and redundant operating costs have been eliminated annually as a result of the combination of the two companies. Management has concluded that the Company's future United States taxable income will be sufficient over the remaining carryforward periods to realize the tax benefits represented by approximately $332 million of tax net operating loss carryforwards acquired with Western and generated by the Company's operations prior to the Western Acquisition. The tax benefits resulting from the Western Acquisition have been included in the approximately $84 million net deferred tax asset recognized in the purchase price allocation at the acquisition date. Valuation allowances have been established for the benefits of the tax net operating loss carryforwards that are estimated to expire prior to their utilization.

Requirements for Capital. Excluding acquisitions, capital expenditures during the six months ended March 31, 1996 were $21.8 million, or $6.8 million higher than the spending in the comparable quarter of the prior year. The current year's spending related primarily to international expansion opportunities, (primarily in Latin America), offshore cementing skids and upgrades of the Company's information system. Other investing activities included the acquisition of the remaining 60% interest in the Company's joint venture in Brazil for total consideration of $5.4 million consisting of $3.7 million of cash and $1.7 million of debt assumed by the Company.

Capital expenditures for fiscal 1996 are projected to be approximately $45 million, excluding acquisitions, and are expected to include spending for continued geographic expansions of all service lines, construction or upgrading of at least two offshore vessels, additional capacity in certain high margin locations and normal levels of replacement capital. The actual amount of fiscal 1996 capital expenditures will be primarily dependent upon the availability of expansion opportunities and will be funded by cash flows from operating activities and available credit facilities. Management believes cash flow from operating activities and available lines of credit, if necessary, will be sufficient to fund projected capital expenditures.

When used in this document, the words "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected.

                                    PART II
                               OTHER INFORMATION

Item 1.    Legal Proceedings

                 As discussed in the Company's 1995 Annual Report on Form 10-K, shortly after the public announcement in September 1994 of the proposed acquisition of The Western Company of North America ("Western") by the Company (the "Proposed Acquisition"), four actions were commenced against Western and its directors in the Delaware Court of Chancery, styled Croyden Associates v. Sheldon R. Erikson, et al., and The Western Company of North America, C.A. No. 13740, filed September 13, 1994; Reggie P. Judice v. Sheldon R. Erikson, et al., and The Western Company of North America, C.A. No. 13742, filed September 14, 1994; William T. Henderson v. Sheldon R. Erikson, et al., and The Western Company of North America, C.A. No. 13743, filed September 14, 1994, and Russ Seger v. Sheldon R. Erikson, et al., and The Western Company of North America, C.A. No. 13769, filed September 27, 1994. The allegations in these lawsuits, all of which were filed as alleged class action complaints, were substantially the same and related to the rejection of the Proposed Acquisition by the Board of Directors of Western. The purported class of plaintiffs on whose behalf the class action complaints were filed were all stockholders of Western. Among the claims included in these lawsuits was the claim that, by failing to accept the Proposed Acquisition, Western and its directors breached their fiduciary duties to the stockholders of Western. In their complaints, the plaintiffs sought equitable relief to compel Western and its directors to perform their fiduciary duties, as construed by the plaintiffs, and unspecified damages. Two former directors of Western, Michael E. Patrick and William J. Johnson are now directors of the Company. Effective February 27, 1996, each of the above actions was dismissed with prejudice with no settlement contributions from any of the defendants.

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

             (i)   Directors elected at the Annual Meeting:

                                            Votes in        Votes        Broker
             Class III Directors              Favor       Withheld      Non-Votes
             -------------------            ---------     --------      ---------
             L. William Heiligbrodt        25,183,716      344,299          0
             James E. McCormick            25,183,000      345,069          0
             J.W. Stewart                  25,157,661      370,408          0

             Directors with terms of office continuing after the Annual
             Meeting:

             Class I Directors

             John R. Huff
             R. A. LeBlanc
             Michael E. Patrick

             Class II Directors

             William J. Johnson
             Don D. Jordan
             Michael McShane


             (ii)  Amendment of Article IV of the Company's 1995 Incentive
                   Plan:


              Votes in             Votes                           Broker
               Favor              Against       Abstentions      Non-Votes
             ---------            -------       -----------      ---------
             20,187,185          5,661,650        153,986            0


Item 5.    Other Information

                 None

Item 6.    Exhibits and Reports on Form 8-K.

              (a)  Exhibits.

                   27.1    Financial Data Schedule

              (b)  Reports on Form 8-K.

                   A Current Report on Form 8-K was filed by the Company on April 16, 1996, to report the tender offer of the Company to acquire all of the outstanding Common Stock of Nowsco Well Service Ltd.

                   A Current Report on Form 8-K was filed by the Company on February 6, 1996 filing unaudited pro-forma financial statements of the Company for the year ended September 30, 1995 giving effect to the Company's April 1995 acquisition of The Western Company of North America as if the acquisition had occurred on October 1, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       BJ Services Company
          (Registrant)



Date: May 15, 1996                      BY: \s\ Margaret Barrett Shannon
                                           ------------------------------------
                                           Margaret Barrett Shannon
                                           Vice President and General
                                           Counsel





Date: May 15, 1996                      BY: \s\ Matthew D. Fitzgerald
                                           ------------------------------------
                                           Matthew D. Fitzgerald
                                           Controller and Chief
                                           Accounting Officer

                                EXHIBIT INDEX



Exhibit No.                     Description

  27.01             Financial Data Schedule