Form 10-Q
period 1996-06-30
BJ SERVICES CO
filed 1996-08-14
CIK 864328

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

There were 38,003,928 shares of the registrant's common stock, $.10 par value, outstanding as of August 9, 1996.


================================================================================

                              BJ SERVICES COMPANY




                                     INDEX


PART I - FINANCIAL INFORMATION:

    Item 1. Financial Statements

         Consolidated Condensed Statement of Operations (Unaudited) - Three
                 and nine months ended June 30, 1996 and 1995                                              3

         Consolidated Condensed Statement of Financial Position -
                 June 30, 1996 (Unaudited) and September 30, 1995                                          4

         Consolidated Condensed Statement of Cash Flows (Unaudited) -
                 Nine months ended June 30, 1996 and 1995                                                  5

         Notes to Unaudited Consolidated Condensed Financial Statements                                    6

    Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                20


PART II - OTHER INFORMATION                                                                               26

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              JUNE 30,                      JUNE 30,
                                                        1996           1995           1996           1995
                                                     -----------    -----------    -----------    ----------
Revenue                                                 $220,960       $199,542      $628,255       $425,625
Operating expenses:
    Cost of sales and services                           178,415        166,645       512,664        356,909
    Research and engineering                               3,992          4,115        11,594          8,393
    Marketing                                              9,837          9,271        27,720         17,219
    General and administrative                             9,027          7,864        25,749         20,317
    Goodwill amortization                                  1,354          1,236         4,025          1,814
    Unusual charge                                         3,539         16,000         3,539         16,000
                                                     -----------    -----------    ----------     ----------
       Total operating expenses                          206,164        205,131        585,291       420,652
                                                     -----------    -----------    -----------    ----------
Operating income (loss)                                   14,796         (5,589)       42,964          4,973
Interest expense                                          (5,654)        (4,884)      (16,749)        (9,502)
Interest income                                              217            322           543            656
Other income - net                                         1,664            480         3,003          1,998
                                                     -----------    -----------    ----------     ----------
Income (loss) before income taxes                         11,023         (9,671)       29,761         (1,875)
Income taxes                                               1,951         (3,823)        7,121         (2,149)
                                                     -----------    -----------    ----------     ----------

Net income (loss)                                    $     9,072    $    (5,848)   $   22,640     $      274
                                                     ===========    ===========    ==========     ==========

Net income (loss) per share
    Primary                                          $       .31    $      (.22)   $      .79     $      .01
    Fully diluted                                    $       .31    $      (.22)   $      .77     $      .01

Average shares outstanding
    Primary                                               29,651         26,416        28,705         19,283
    Fully diluted                                         29,663         26,416        29,573         19,408



       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
                                 (IN THOUSANDS)

                                                                               JUNE 30,       SEPTEMBER 30,
                                                                                 1996               1995
                                                                          -----------------   -----------------
                                                                             (UNAUDITED)
ASSETS

Current assets:
    Cash and cash equivalents                                                $      2,012       $      1,842
    Receivables - net                                                             249,858            168,771
    Inventories:
         Finished goods                                                            68,663             50,665
         Work in process                                                            1,758              2,394
         Raw materials                                                             17,690             13,792
                                                                             ------------       ------------
             Total inventories                                                     88,111             66,851
    Deferred income taxes                                                           7,036              9,370
    Other current assets                                                           22,574             10,101
                                                                             ------------       ------------
             Total current assets                                                 369,591            256,935
Property - net                                                                    545,114            416,810
Deferred income taxes                                                             125,328            107,889
Goodwill and other assets                                                         635,118            208,049
                                                                             ------------       ------------
                                                                             $  1,675,151       $    989,683
                                                                             ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                         $    133,299       $     85,675
    Short-term borrowings and current
         portion of long-term debt                                                329,708             37,600
    Accrued employee compensation and benefits                                     22,781             24,885
    Income and other taxes                                                         14,751             11,375
    Accrued insurance                                                               8,644             12,867
    Other accrued liabilities                                                      52,979             31,869
                                                                             ------------       ------------
         Total current liabilities                                                562,162            204,271
Long-term debt                                                                    563,864            259,566
Deferred income taxes                                                              13,291             11,496
Accrued post retirement benefits and other                                         41,104             47,555
Stockholders' equity                                                              494,730            466,795
                                                                             ------------       ------------
                                                                             $  1,675,151       $    989,683
                                                                             ============       ============



       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                     NINE MONTHS ENDED
                                                                                          JUNE 30,
                                                                                   1996             1995
                                                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $     22,640     $        274
Adjustments to reconcile net income to cash
    provided by operating activities:
    Amortization of unearned compensation                                               819              660
    Unusual charge (noncash)                                                          3,539            3,646
    Depreciation and amortization                                                    44,288           25,178
    Deferred income taxes (benefit)                                                     697           (8,637)
    Net gain on disposal of property                                                 (2,266)            (740)
Changes in:
         Receivables                                                                 (9,448)             494
         Inventories                                                                 (2,246)          (4,361)
         Accounts payable                                                               (47)          (1,280)
         Other current assets and liabilities                                       (23,187)             677
         Other, net                                                                 (14,407)           8,292
                                                                               ------------     ------------
             Net cash provided by operating activities                               20,382           24,203

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions                                                              (34,372)         (24,346)
    Proceeds from disposal of assets                                                  4,458            5,121
    Acquisition of  business, net of cash acquired                                 (586,535)        (202,858)
                                                                               ------------     ------------
             Net cash used for investing activities                                (616,449)        (222,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings - net                                                  591,701          193,293
    Proceeds from issuance of stock                                                   4,536            2,752
                                                                               ------------     ------------
             Net cash provided by  financing activities                             596,237          196,045

Increase in cash and cash equivalents                                                   170           (1,835)
Cash and cash equivalents at beginning of period                                      1,842            3,218
                                                                               ------------     ------------
Cash and cash equivalents at end of period                                     $      2,012     $      1,383
                                                                               ============     ============




       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 GENERAL

In the opinion of management, the unaudited consolidated condensed financial statements for BJ Services Company (the "Company") include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position as of June 30, 1996, and the results of operations and cash flows for each of the nine-month periods ended June 30, 1996 and 1995. The consolidated condensed statement of financial position at September 30, 1995 is derived from the September 30, 1995 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the nine-month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

The following table presents information necessary to calculate earnings per share for the periods presented (in thousands):

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              JUNE 30,                      JUNE 30,
                                                        1996           1995           1996           1995
                                                     -----------    -----------    -----------    ----------
Net income                                           $     9,072    $    (5,848)   $   22,640     $      274
                                                     ===========    ===========    ==========     ==========

Average primary common and common
    equivalent shares outstanding:
    Common stock                                          28,190         26,115        28,100         19,170
    Common stock equivalents from
         assumed exercise of stock options                   771                          605            113

    Common stock equivalents from
         assumed exercise of warrants                        690
                                                     -----------    -----------    -----------    ----------
                                                          29,651         26,115        28,705         19,283
                                                     ===========    ===========    ==========     ==========

Primary earnings per share                           $       .31    $      (.22)   $      .79     $      .01
                                                     ===========    ===========    ==========     ==========

Average fully diluted common and common
    equivalent shares outstanding:
    Common stock                                          28,190         26,115        28,100         19,170
    Common stock equivalents from
         assumed exercise of stock options                   774                          774            238
    Common stock equivalents from
         assumed exercise of warrants                        699                          699
                                                     -----------    -----------    ----------     ----------
                                                          29,663         26,115        29,573         19,408
                                                     ===========    ===========    ==========     ==========

Fully diluted earnings per share                     $       .31    $      (.22)   $      .77     $      .01
                                                     ===========    ===========    ==========     ==========


NOTE 3 ACQUISITIONS OF BUSINESSES

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

On June 28, 1996, the Company completed the acquisition of Nowsco Well Service Ltd. ("Nowsco" and the "Nowsco Acquisition") for a total purchase price of
$583.4 million (including transaction costs of $7.0 million) in cash.   The
transaction may be summarized as follows (in thousands):


                   Cash                                                        $    576,361
                   Transaction costs                                                  7,000
                                                                               ------------
                     Total consideration                                            583,361
                   Net assets acquired                                              176,515
                                                                               ------------
                     Goodwill                                                  $    406,846
                                                                               ============

This acquisition was accounted for using the purchase method of accounting. Accordingly, the results of Nowsco's operations will be included in the statement of operations beginning July 1, 1996. The assets and liabilities of Nowsco have been recorded in the Company's statement of financial position at estimated fair market value on June 30, 1996 with the remaining purchase price reflected as goodwill, which will be amortized on a straight line basis over 40 years. The allocation of the purchase price is preliminary, as valuation and other studies have not been finalized. The specific nature and timing of other costs related to the Nowsco Acquisition are being reviewed and have not been finalized. The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the April 1995 acquisition of The Western Company of North America, the Nowsco Acquisition and the related issuance of common stock discussed in Note 7 had occurred at the beginning of fiscal year 1995:

                                                                                         Nine Months Ended
                                                                                              June 30,
                                                                                        1996           1995
                                                                                     -----------    -----------
                                                                                       (In thousands, except
                                                                                         per share amounts)
Revenue                                                                              $    891,026  $    851,132
Net income (loss)                                                                          13,612        (6,119)
Net income (loss) per share - primary and fully diluted                                       .35          (.16)


NOTE 4 UNUSUAL CHARGE

During the third quarter of 1996, the Company recorded an unusual charge of $3.5 million ($.08 per share after-tax) in connection with the Nowsco Acquisition. The unusual charge consisted of $1.9 million in interest relating to borrowings incurred to finance the Nowsco Acquisition (prior to the issuance of common stock discussed in Note 7) and a $1.6 million write-off of bank fees in connection with the Company's previous bank facility.

NOTE 5 LONG-TERM DEBT

In June 1996, in connection with the Nowsco Acquisition, the Company, BJ Services Company, U.S.A., BJ Services Company Middle East, BJ Service International, Inc. and Nowsco Well Service, Ltd. entered into a new bank credit facility ("Bank Credit Facility") with a major commercial bank. The Bank Credit Facility provided for up to $850.0 million in unsecured borrowings, including a one-year bridge loan facility of $285.0 million, a six-year term loan facility of $315.0 million and a five-year revolving credit facility of $250.0 million. On July 7, 1996 the bridge loan was repaid in full and the term loan was partially repaid from the proceeds of the Company's stock offering (see Note 7). On August 7, 1996, the Bank Credit Facility was amended and restated. The Bank Credit Facility now consists of a six-year term facility with an initial 364-day loan of Cdn $320 million repayable in 22 quarterly installments beginning in March 1997 (convertible to approximately U.S. $234 million at the option of the banks) and a five-year revolving credit facility of $325.0 million (including letters of credit). The Bank Credit Facility includes various customary covenants, including the maintenance of certain financial ratios and net worth and restrictions on dividend payments. Pursuant to such dividend restrictions, based on its debt to capitalization ratio at June 30, 1996, the Company is currently unable to pay dividends on its common stock. At June 30, 1996, after giving effect to the August amendment, principal reductions of the term loan are due in aggregate installments of $25,765,000, $34,353,000, $43,923,000, $47,113,000, $47,113,000 and $35,334,000
in the years ended September 30, 1997, 1998, 1999, 2000, 2001 and 2002, respectively.

On February 20, 1996, BJ Services Company ("Parent") issued $125.0 million of 7% notes due 2006 ("7 % Notes") as to which its direct wholly owned subsidiaries BJ Services Company, U.S.A., BJ Service International, Inc., and BJ Services Company Middle East (collectively "Guarantor Subsidiaries" and individually "Guarantor") have fully and unconditionally guaranteed, on a joint and several basis, its obligation to pay principal and interest with respect to the 7% Notes. In August 1996, the 7% Notes were exchanged for 7% Series B Notes due 2006 which were issued in a transaction registered under the Securities Act. The form and terms of the 7% Series B Notes are identical in all material respects to the form and terms of the 7% Notes. Each of the guarantees is an unsecured obligation of the Guarantor providing such guarantee and ranks pari passu with the guarantees provided by and the obligations of such Guarantor under the Bank Credit Facility and the obligations of such Guarantor Subsidiaries under the Company's 9.2% Notes due August 1, 1998 (the "9.2% Notes") and with all existing and future unsecured funded indebtedness of such Guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee.

The 9.2% Notes were amended on August 7, 1996 to include financial covenants comparable to those in the Bank Credit Facility.

NOTE 6 SUPPLEMENTAL GUARANTOR INFORMATION

As discussed in Note 5, each of the Guarantors has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Notes.

Substantially all of the Company's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Company's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes. Although holders of the 7% Notes will be direct creditors of the Company's principal direct subsidiaries by virtue of the guarantees, the Company has subsidiaries ("Non-Guarantor Subsidiaries") that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the 7% Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Company, including the holders of the Notes.

The following supplemental consolidating condensed financial statements present:

         1. Consolidating condensed statements of financial position as of June 30, 1996 and September 30, 1995, consolidating condensed statements of operations for each of the three and nine month periods ended June 30, 1996 and 1995 and consolidating condensed statements of cash flows for each of the nine month periods ended June 30, 1996 and 1995.

         2. The Parent and combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method.

         3. Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

Management does not believe that separate financial statements of the Guarantors of the Notes are material to investors in the Notes.

                 SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT
                                 OF OPERATIONS
                                 (IN THOUSANDS)

                        THREE MONTHS ENDED JUNE 30, 1996


                                                            COMBINED       COMBINED
                                                           GUARANTOR     NONGUARANTOR
                                              PARENT      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                           ------------  -------------  -------------  -------------  ------------
Revenue                                    $             $     144,063  $      83,991  $      (7,094) $     220,960
Operating expenses:
  Cost of sales and services                                   121,775         63,734         (7,094)       178,415
  Research and engineering                                       3,789            203                         3,992
  Marketing                                                      7,567          2,270                         9,837
  General and administrative                                     5,731          3,296                         9,027
  Goodwill amortization                                          1,179            175                         1,354
  Unusual charge                                                 3,539                                        3,539
                                           ------------  -------------  -------------  -------------  -------------
    Total operating expenses                                   143,580         69,678         (7,094)       206,164
                                           ------------  -------------  -------------  -------------  -------------
Operating income                                                   483         14,313                        14,796
Interest income                                                    348            217           (348)           217
Interest expense                                                (6,392)           390            348         (5,654)
Income from equity investees                      9,072         13,203                       (22,275)
Other income-net                                                   329          1,335                         1,664
                                           ------------  -------------  -------------  -------------  -------------
Income before income taxes                        9,072          7,971         16,255        (22,275)        11,023
Income tax expense (benefit)                                    (1,101)         3,052                         1,951
                                           ------------  -------------  -------------  -------------  -------------
Net income                                 $      9,072  $       9,072  $      13,203  $     (22,275) $       9,072
                                           ============  =============  =============  =============  =============

                 SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT
                                 OF OPERATIONS
                                 (IN THOUSANDS)

                        THREE MONTHS ENDED JUNE 30, 1995


                                                            COMBINED       COMBINED
                                                           GUARANTOR     NONGUARANTOR
                                              PARENT      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                           ------------  -------------  -------------  -------------  ------------
Revenue                                    $             $     134,237  $      73,583  $      (8,278) $     199,542
Operating expenses:
  Cost of sales and services                                   118,860         56,063         (8,278)       166,645
  Research and engineering                                       3,898            217                         4,115
  Marketing                                                      7,234          2,037                         9,271
  General and administrative                                     4,639          3,225                         7,864
  Goodwill amortization                                          1,068            168                         1,236
  Unusual charge                                                16,000                                       16,000
                                           ------------  -------------  -------------  -------------  -------------
    Total operating expenses                                   151,699         61,710         (8,278)       205,131
                                           ------------  -------------  -------------  -------------  -------------
Operating income (loss)                                        (17,462)        11,873                        (5,589)
Interest income                                                     51            322            (51)           322
Interest expense                                                (3,939)          (996)            51         (4,884)
Income (loss) from
  equity investees                               (5,848)         8,289                        (2,441)
Other income-net                                                   782           (302)                          480
                                           ------------  -------------  -------------- -------------  -------------
Income (loss) before income taxes                (5,848)       (12,279)        10,897         (2,441)        (9,671)
Income tax expense (benefit)                                    (6,431)         2,608                        (3,823)
                                           ------------  -------------  -------------  -------------  -------------
Net income (loss)                          $     (5,848) $      (5,848) $       8,289  $      (2,441) $      (5,848)
                                           ============  =============  =============  =============  =============

                 SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT
                                 OF OPERATIONS
                                 (IN THOUSANDS)

                        NINE MONTHS ENDED JUNE 30, 1996

                                                            COMBINED       COMBINED
                                                           GUARANTOR     NONGUARANTOR
                                              PARENT      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                           ------------  -------------  -------------  -------------  ------------
Revenue                                    $             $     417,185  $     236,038  $     (24,968) $     628,255
Operating expenses:
  Cost of sales and services                                   358,415        179,217        (24,968)       512,664
  Research and engineering                                      10,985            609                        11,594
  Marketing                                                     21,214          6,506                        27,720
  General and administrative                                    15,829          9,920                        25,749
  Goodwill amortization                                          3,501            524                         4,025
  Unusual charge                                                 3,539                                        3,539
                                           ------------  -------------  -------------  -------------  -------------
    Total operating expenses                                   413,483        196,776        (24,968)       585,291
                                           ------------  -------------  -------------  -------------  -------------
Operating income                                                 3,702         39,262                        42,964
Interest income                                                  1,077            537         (1,071)           543
Interest expense                                               (16,001)        (1,819)         1,071        (16,749)
Income from equity investees                     22,640         29,776                       (52,416)
Other income-net                                                 1,949          1,054                         3,003
                                           ------------  -------------  -------------  -------------  -------------
Income before income taxes                       22,640         20,503         39,034        (52,416)        29,761
Income tax expense (benefit)                                    (2,137)         9,258                         7,121
                                           ------------  -------------  -------------  -------------  -------------
Net income                                 $     22,640  $      22,640  $      29,776  $     (52,416) $      22,640
                                           ============  =============  =============  =============  =============

                 SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT
                                 OF OPERATIONS
                                 (IN THOUSANDS)

                        NINE MONTHS ENDED JUNE 30, 1995


                                                            COMBINED       COMBINED
                                                           GUARANTOR     NONGUARANTOR
                                              PARENT      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                           ------------  -------------  -------------  -------------  ------------
Revenue                                    $             $     260,627  $     185,315  $     (20,317) $     425,625
Operating expenses:
  Cost of sales and services                                   233,632        143,594        (20,317)       356,909
  Research and engineering                                       7,652            741                         8,393
  Marketing                                                     11,937          5,282                        17,219
  General and administrative                                    11,430          8,887                        20,317
  Goodwill amortization                                          1,304            510                         1,814
  Unusual charge                                                16,000                                       16,000
                                           ------------  -------------  -------------  -------------  -------------
    Total operating expenses                                   281,955        159,014        (20,317)       420,652
                                           ------------  -------------  -------------  -------------  -------------
Operating income (loss)                                        (21,328)        26,301                         4,973
Interest income                                                    811            640           (795)           656
Interest expense                                                (7,064)        (3,233)           795         (9,502)
Income from equity investees                        274         16,849                       (17,123)
Other income-net                                                 2,179           (181)                        1,998
                                           ------------  -------------  -------------  -------------  -------------
Income (loss) before income taxes                   274         (8,553)        23,527        (17,123)        (1,875)
Income tax expense (benefit)                                    (8,827)         6,678                        (2,149)
                                           ------------  -------------  -------------  -------------  -------------
Net income                                 $        274  $         274  $      16,849  $     (17,123) $         274
                                           ============  =============  =============  =============  =============

                 SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT
                             OF FINANCIAL POSITION
                                 (IN THOUSANDS)

                                 JUNE 30, 1996


                                                            COMBINED       COMBINED
                                                           GUARANTOR     NONGUARANTOR
                                              PARENT      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                           ------------  -------------  -------------  -------------  ------------
ASSETS
  Current assets:
    Cash and cash equivalents              $             $       2,012  $              $              $       2,012
    Receivables - net                                           90,007        159,851                       249,858
    Inventories - net                                           37,912         50,199                        88,111
    Deferred income taxes                                        7,036                                        7,036
    Other current assets                                         7,152         15,422                        22,574
                                           ------------  -------------  -------------  -------------  -------------
      Total current assets                                     144,119        225,472                       369,591
  Investment in subsidiaries                    195,072        137,369                      (332,441)
  Intercompany advances - net                   300,409        162,011                      (462,420)
  Property - net                                               249,014        296,093              7        545,114
  Deferred income taxes                                         98,139         27,189                       125,328
  Goodwill and other assets                                    223,692        411,426                       635,118
                                           ------------  -------------  -------------  -------------  -------------
    Total assets                           $    495,481  $   1,014,344  $     960,180  $    (794,854) $   1,675,151
                                           ============  =============  =============  =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                       $             $      60,360  $      72,939  $              $     133,299
    Short-term borrowings and
      current portion of long-term debt                        326,100          3,608                       329,708
    Accrued employee
      compensation and benefits                                 13,155          9,626                        22,781
    Income and other taxes                            7           (873)        15,617                        14,751
    Other accrued liabilities                       744         14,489         46,390                        61,623
                                           ------------  -------------  -------------  -------------  -------------
      Total current liabilities                     751        413,231        148,180                       562,162
  Long-term debt                                               365,240        198,624                       563,864
  Deferred income taxes                                                        13,291                        13,291
  Accrued post retirement
    benefits and other                                          40,801            303                        41,104
  Intercompany advances - net                                                 462,413       (462,413)
  Stockholders' equity                          494,730        195,072        137,369       (332,441)       494,730
                                           ------------  -------------  -------------  -------------  -------------
    Total liabilities and
      stockholders' equity                 $    495,481  $   1,014,344  $     960,180  $    (794,854) $   1,675,151
                                           ============  =============  =============  =============  =============

                 SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT
                             OF FINANCIAL POSITION
                                 (IN THOUSANDS)

                               SEPTEMBER 30, 1995


                                                            COMBINED       COMBINED
                                                           GUARANTOR     NONGUARANTOR
                                              PARENT      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                           ------------  -------------  -------------  -------------  ------------
ASSETS
  Current assets:
    Cash and cash equivalents                            $       1,842                                $       1,842
    Receivables - net                                           87,118         81,653                       168,771
    Inventories - net                                           38,463         28,388                        66,851
    Deferred income taxes                                        9,370                                        9,370
    Other current assets                                         3,163          6,938                        10,101
                                           ------------  -------------  -------------  -------------  -------------
      Total current assets                                     139,956        116,979                       256,935
  Investment in subsidiaries                    171,612        107,653                      (279,265)
  Intercompany advances                         296,156                                     (296,156)
  Property - net                                               261,713        155,097                       416,810
  Deferred income taxes                                         92,447         15,442                       107,889
  Goodwill and other assets                                    205,403          2,646                       208,049
                                           ------------  -------------  -------------  -------------  -------------
    Total assets                           $    467,768  $     807,172  $     290,164  $    (575,421) $     989,683
                                           ============  =============  =============  =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                     $      60,677  $      24,998                 $      85,675
    Short-term borrowings and
      current portion of long-term debt                         37,600                                       37,600
    Accrued employee
      compensation and benefits                                 16,277          8,608                        24,885
    Income and other taxes                            7          4,097          7,271                        11,375
    Other accrued liabilities                       966         29,959         16,648         (2,837)        44,736
                                           ------------  -------------  -------------  -------------  -------------
      Total current liabilities                     973        148,610         57,525         (2,837)       204,271
  Long-term debt                                               222,566         37,000                       259,566
  Deferred income taxes                                          2,248          9,248                        11,496
  Accrued post retirement
    benefits and other                                          46,902            653                        47,555
  Intercompany advances-net                                    215,234         78,085       (293,319)
  Stockholders' equity                          466,795        171,612        107,653       (279,265)       466,795
                                           ------------  -------------  -------------  -------------  -------------
    Total liabilities and
      stockholders' equity                 $    467,768  $     807,172  $     290,164  $    (575,421) $     989,683
                                           ============  =============  =============  =============  =============

                 SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT
                                 OF CASH FLOWS
                                 (IN THOUSANDS)
                        NINE MONTHS ENDED JUNE 30, 1996

                                                            COMBINED       COMBINED
                                                           GUARANTOR     NONGUARANTOR
                                              PARENT      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                           ------------  -------------  -------------  -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                 $     22,640  $      22,640  $      29,776  $     (52,416) $      22,640
Adjustments to reconcile net income
  to cash provided by operating activities:
  Depreciation and amortization                                 27,153         17,135                        44,288
  Net gain on disposal of assets                                   (10)        (2,256)                       (2,266)
  Recognition of unearned compensation                             819                                          819
  Deferred income taxes (benefit)                                                 697                           697
  Unusual charge (noncash)                                       3,539                                        3,539
  Income of equity investees                    (22,640)       (29,776)                       52,416
Changes in:
  Receivables                                                   (2,889)        (6,559)                       (9,448)
  Accounts payable                                                (317)           270                           (47)
  Inventories                                                      551         (2,797)                       (2,246)
  Other current assets and liabilities             (222)       (25,217)          (788)         3,040        (23,187)
  Intercompany advance and other, net            (4,314)      (416,538)       409,485         (3,040)       (14,407)
                                           ------------  -------------  -------------  -------------  -------------
    Net cash provided by (used for)
      operating activities                       (4,536)      (420,045)       444,963                        20,382

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                           (12,591)       (21,781)                      (34,372)
  Proceeds from disposal of assets                               1,632          2,826                         4,458
  Acquisition of business,
    net of cash acquired                                                     (586,535)                     (586,535)
                                           ------------  -------------  -------------  -------------  -------------
    Net cash used for
      investing activities                                     (10,959)      (605,490)                     (616,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                 4,536                                                       4,536
  Proceeds from (reduction of)
    borrowings-net                                             431,174        160,527                       591,701
                                           ------------  -------------  -------------  -------------  -------------
  Net cash provided by
    financing activities                          4,536        431,174        160,527                       596,237

Increase in cash and cash equivalents                              170                                          170
Cash and cash equivalents
  at beginning of period                                         1,842                                        1,842
                                           ------------  -------------  -------------  -------------  -------------
Cash and cash equivalents
  at end of period                         $             $       2,012  $              $              $       2,012
                                           ============  =============  =============  =============  =============

                 SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT
                                 OF CASH FLOWS
                                 (IN THOUSANDS)
                        NINE MONTHS ENDED JUNE 30, 1995

                                                            COMBINED       COMBINED
                                                           GUARANTOR     NONGUARANTOR
                                              PARENT      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                           ------------  -------------  -------------  -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                 $        274  $         274  $      16,849  $     (17,123) $         274
Adjustments to reconcile net income
  to cash provided by operating activities:
  Depreciation and amortization                                 11,333         13,845                        25,178
  Net gain on disposal of assets                                   (45)          (695)                         (740)
  Recognition of unearned compensation                             660                                          660
  Deferred income taxes (benefit)                               (8,637)                                      (8,637)
  Unusual charge                                                 3,646                                        3,646
  Income of equity investees                       (274)       (16,849)                       17,123
Changes in:
  Receivables                                                   18,353        (17,859)                          494
  Accounts payable                                             (10,809)         9,529                        (1,280)
  Inventories                                                  (18,800)        14,439                        (4,361)
  Other current assets and liabilities                          34,479        (34,432)           630            677
  Intercompany advance and other, net            (2,752)        (3,287)        14,961           (630)         8,292
                                           ------------  -------------  -------------  -------------  -------------
    Net cash provided by (used for)
      operating activities                       (2,752)        10,318         16,637                        24,203

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                            (7,587)       (16,759)                      (24,346)
  Proceeds from disposal of assets                               2,689          2,432                         5,121
  Acquisition of business,
    net of cash acquired                                      (202,858)                                    (202,858)
                                           ------------  -------------  -------------  -------------  -------------
    Net cash used for
      investing activities                       (2,752)      (207,756)       (14,327)                     (222,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                 2,752                                                       2,752
  Proceeds from (reduction of)
    borrowings-net                                             195,603         (2,310)                      193,293
                                           ------------  -------------  -------------  -------------  -------------
  Net cash provided by (used for)
    financing activities                          2,752        195,603         (2,310)                      196,045

Increase in cash and cash equivalents                           (1,835)                                      (1,835)
Cash and cash equivalents
  at beginning of period                                         3,218                                        3,218
                                           ------------  -------------  -------------  -------------  -------------
Cash and cash equivalents
  at end of period                         $             $       1,383  $              $              $       1,383
                                           ============  =============  =============  =============  =============

NOTE 6 SUBSEQUENT EVENT

In July 1996, the Company issued 9,775,000 shares of common stock in a public offering generating net proceeds of $323.1 million. The net proceeds were used to repay the one-year bridge loan portion and other borrowings under the Bank Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's operations are primarily driven by the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity worldwide. Drilling activity, in turn, is largely dependent on the price of oil and natural gas. This is especially true in the United States, where the Company is expected to generate approximately one-half of its revenues during the next twelve months.

Due to "aging" oilfields and lower-cost sources of oil internationally, drilling activity in the United States has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986 and 1992. As a result, pumping service companies have been unable to recapitalize their aging U.S. fleets due to the inability, under current market conditions, to generate adequate returns on new capital investments. The Company believes it is important to operate with a greater "critical mass" in the key U.S. markets to improve returns in this environment. This conclusion led to the decision to withdraw from certain low activity areas in the past several years and to consolidate its remaining operations with those acquired in April 1995 from The Western Company of North America ("Western"), which had a larger presence in the United States. The Company's U.S. critical mass was further increased through the acquisition of Nowsco Well Service Ltd. ("Nowsco") in June 1996 which added operations in the mid-continental and northeastern U.S., the latter being an area in which the Company did not have an existing presence.

The rig count in the United States averaged 760 and 744 active drilling rigs during the respective three and nine-month periods ended June 30, 1996. Compared with the same periods of the prior fiscal year, active U.S. drilling rigs increased by 12% and 1%, respectively, due to increased natural gas related drilling. Drilling for natural gas increased by 35% and 11% during the respective three and nine-month periods. Due to relatively stronger oil and natural gas prices currently being realized, management expects U.S. drilling activity levels for the last quarter of the fiscal year to be above prior year levels.

International drilling activity (excluding Canada) has historically been less volatile than domestic drilling activity. Active international drilling rigs increased by 4% in each of the most recent three and nine-month periods, respectively, compared with the same prior year periods on the strength of development work in Latin America, especially Venezuela, and renewed exploration programs in the United Kingdom North Sea.

In both the United States and internationally, there has been a continuing trend by oil and gas companies toward "alliances" with the service companies. These alliances take various forms including packaged or integrated services,
single source suppliers and turnkey agreements.   Approximately 20% of the
Company's revenues were generated under such alliances during the first nine months of fiscal 1996.

EXPANSIONS AND ACQUISITIONS

Management believes the primary opportunities for geographic and service line expansion remain in international markets. As a result, other than the acquisition of Western (the "Western Acquisition"), the Company's capital spending and expansion efforts have been primarily focused outside the United States. The Company's expansion efforts during the past year have included the expansion of pumping services into several key international markets, including Saudi Arabia and Vietnam; expanding tubular services and commissioning and leak detection services into geographic regions outside the North Sea; adding additional pumping service capacity in key Latin American markets and the acquisition of the remaining 60% of the Company's Brazilian joint venture in December 1995.

On April 13, 1995, the Company completed the Western Acquisition for a total purchase price of $511.4 million (including transaction costs of $7.2 million), consisting of 12.0 million shares of common stock, cash of $247.9 million from borrowings under the Company's then-existing bank credit facility and warrants to purchase 4.8 million shares of common stock at an exercise price of $30.00 per share, exercisable until the close of business on April 13, 2000. The Western Acquisition provides the Company with a greater critical mass with which to compete in domestic and international markets and the opportunity to realize significant consolidation benefits. The Western Acquisition increased the Company's existing total revenue base by approximately 75% and more than doubled the Company's domestic revenue base beginning in the June 1995 quarter. In addition, in excess of $40 million of overhead and redundant operating costs have been eliminated annually by combining the two companies.

On June 28, 1996, the Company completed the acquisition of Nowsco Well Service Ltd. ("Nowsco" and the "Nowsco Acquisition") for a total purchase price of $583.4 million (including transaction costs of $7.0 million) in cash. The Nowsco Acquisition accomplishes three primary objectives: (i) it gives the Company the number one pumping services market position in Canada, where the Company has not operated since 1992, and adds to the Company's existing market positions in several key U.S. and international markets; (ii) provides a technological leadership position in the high-growth coiled tubing service line; and (iii) provides the opportunity for further cost savings through consolidation of redundant overhead and operating bases. The consolidation of Nowsco is expected to add approximately 40% to the Company's existing revenue base beginning in the quarter ending September 30, 1996.

RESULTS OF OPERATIONS

Revenue: Revenue for the quarter ended June 30, 1996 was $221.0 million, an 11% increase from the prior year's third quarter. For the nine months ended June 30, 1996, revenue was $628.3 million, a 48% increase over the same period of the previous year. For the quarter, the increase was due primarily to activity increases in both U.S. and international operations. For the nine-month period, such increase was primarily driven by increased international activity and expansions, and the acquisition of Western.

For the quarter, U.S. and international operations showed revenue increases of 10% and 12%, respectively over the same period of the prior year. U.S. activity was strong in the natural gas drilling regions, most significantly South Texas and the Gulf of Mexico, as indicated by a 35% increase in active gas-targeted drilling rigs. U.S. oil-related drilling activity, however, declined by 11% resulting in the overall active rig count increase of 12%. The Company's international operations continued their recent trend having their fourteenth consecutive quarter of year over year revenue increases. Each of the Company's international regions, most significantly the Far East and Middle East regions, and service lines showed revenue increases. While overall growth in the Company's Latin America operations continued, activity in Argentina decreased, partially offsetting increases being realized in other Latin American countries. A decrease in equipment sales also impacted revenue comparisons as some expected deliveries have been postponed into future quarters.

Operating Income: The Company's operating income increased substantially during both the three and nine month periods as a result of the previously mentioned
revenue increases.   Both years' results were impacted by an unusual charge for acquisition-related expenditures, $3.5 million in the third quarter of 1996 related to the Nowsco Acquisition and $16.0 million in the prior year's third quarter related to the Western Acquisition. A further charge of approximately $5 to $10 million is expected in the fourth quarter of 1996 as the consolidation of the overlapping operating locations resulting from the Nowsco Acquisition is completed.

Operating expenses for the quarter were higher when compared to the prior year periods primarily as a result of the revenue growth and, for the nine-month period, the Western acquisition; however, the cost of sales and services as a percentage of revenue declined by 2.8% and 2.3% for the three and nine-month periods, respectively, primarily as a result of cost reduction efforts implemented after the acquisition of Western and the economies of scale in having a larger U.S. operation. Marketing expenses in the three months ended June 30, 1996 also increased due to commissions on international business. For the nine-month period, marketing expenses represent a higher percentage of revenue than the prior year due to the higher concentration of the additional revenues from the Western Acquisition being in the U.S., which requires a relatively greater marketing effort. General and administrative expenses increased during the three-month period primarily due to higher incentive accruals, legal and information systems costs and, for the nine-month period, also from the Western Acquisition. The increase in goodwill amortization for the nine-month period also resulted from the Western Acquisition, which was accounted for under the purchase method with the resulting goodwill being amortized over a 40-year period. All of the operating expenses are expected to increase beginning in the fourth quarter as a result of the Nowsco Acquisition.

Other: Interest expense increased by $.8 million and $7.2 million, respectively, over the same three and nine-month periods of the previous year as a result of increased borrowings to fund the Western Acquisition. See "Financial Condition -Capital Resources and Liquidity." Other income was a net gain in both the three and nine-month periods primarily as a result of royalty income from one of the Company's proprietary products, a $.5 million realized gain from an interest rate futures contract in the second quarter and, in the most recent quarter, a $1.2 million net gain from asset sales.

The year-to-date effective tax rate decreased to 24% from the second quarter's year-to-date rate of 28% as a result of a favorable tax settlement in Norway during the quarter.

FINANCIAL CONDITION

Capital Resources and Liquidity: Net cash provided from operating activities for the nine months ended June 30, 1996 decreased by $3.8 million from the prior year's figure. Higher profitability and depreciation was offset by the payment of merger-related and various other expenses previously accrued for.

Management strives to maintain low cash balances while utilizing available credit facilities to meet the Company's capital needs. Excess cash generated is used to pay down outstanding borrowings. In June 1996, in connection with the Nowsco Acquisition, the Company, BJ Services Company, U.S.A., BJ Services Company Middle East, BJ Service International, Inc. and Nowsco Well Service, Ltd. entered into a new bank credit facility ("Bank Credit Facility") with a major commercial bank. The Bank Credit Facility provided for up to $850.0 million in unsecured borrowings, including a one-year bridge loan facility of $285.0 million, a six-year term loan facility of $315.0 million and a five-year
revolving credit facility of $250.0 million.   At June 30, 1996, borrowings
outstanding under the Bank Credit Facility amounted to $733.0 million consisting of $285.0 million under the one-year bridge loan, $315.0 million under the term loan and $133.0 million borrowed under the revolver. Interest under the Bank Credit Facility is determined, at the Company's option as follows A) with respect to borrowings outstanding under the revolving credit facility by reference to (i) the higher of the reference rate announced from time to time by the lender or the federal funds rate plus .5% per annum or (ii) the London interbank offered rate (LIBOR) plus a spread depending on the Company's debt to capitalization ratio or (iii) U.S. prime, and B) with respect to borrowings outstanding in Canadian dollars under the term loan facility by reference to (i) the Bankers Acceptance rate or (ii) Canadian prime. On July 7, 1996, the bridge loan was repaid in full and the term loan was partially repaid from the proceeds of the Company's stock offering (see Note 7 of Notes to Unaudited Consolidated Condensed Financial Statements). On August 7, 1996 the Bank Credit Facility was amended and restated. The Bank Credit Facility now consists of a six-year term facility with an initial 364-day loan of Cdn $320 million repayable in 22 quarterly installments beginning in March 1997 (convertible into approximately U.S. $234 million at the option of the banks) and a five-year revolving credit facility of $325.0 million (including letters of credit). At June 30, 1996 after giving effect to the August amendment, principal reductions of the term loan are due in aggregate installments of $25,765,000, $34,353,000, $43,923,000,
$47,113,000, $47,113,000 and $35,334,000 in the years ended September 30, 1997,
1998, 1999, 2000, 2001 and 2002, respectively.

On February 20, 1996, the Company issued $125.0 million of 7% Notes in a transaction exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act"). Three of the Company's subsidiaries that are obligors with respect to the Bank Credit Facility and the Company's 9.2% Notes due August 1, 1998 (the "9.2% Notes"), BJ Services Company, U.S.A., BJ Service International, Inc. and BJ Services Company Middle East, were full and unconditional guarantors on a joint and several basis of the 7% Notes. In August 1996, the 7% Notes were exchanged for 7% Series B Notes due 2006 which were issued in a transaction registered under the Securities Act. The form and terms of the 7% Series B Notes are identical in all material respects to the form and terms of the 7% Notes. The net proceeds from the issuance of the 7% Notes ($123.3 million) were used by the Company to repay indebtedness outstanding under the term loan portion of the then-existing bank credit facility.

The outstanding balance of the 9.2% Notes, issued in 1991, was $18.0 million at June 30, 1996. Principal reductions of $6.0 million are required annually each August until maturity on August 1, 1998.

As a result of borrowings to fund the Nowsco Acquisition, the Company's interest-bearing debt represented 64.4% of its total capitalization at June 30, 1996, compared to 38.9% at September 30, 1995. The interest-bearing debt was subsequently reduced to approximately 41% of total capitalization in July when the Company used the net proceeds from its common stock offering ($323.1 million) to repay the bridge loan and other borrowings under the Bank Credit Facility. The Bank Credit Facility and 9.2% Notes include various customary covenants and other provisions that are substantially similar to those under the previous bank credit facility, including the maintenance of certain financial ratios and net worth and restrictions on dividend payments.
Pursuant to such dividend restrictions, based on its debt to capitalization ratio at June 30, 1996, the Company is currently unable to pay dividends on its common stock. The 9.2% Notes were amended on August 7, 1996, to include financial covenants comparable to those in the Bank Credit Facility.
Management believes that the Bank Credit Facility, combined with other discretionary credit facilities and cash flow from operations, provides the Company with sufficient capital resources and liquidity to manage its routine operations and fund projected capital expenditures.

At September 30, 1995, the Company had approximately $512 million of United States tax net operating loss carryforwards expiring between 2000 and 2011. With the Western Acquisition, the company acquired approximately $375 million of tax net operating loss carryforwards, subject to certain limitations, expiring between 2000 and 2008. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), the Company is required to record a deferred tax asset for the future tax benefit of these tax net operating loss carryforwards, as well as other items, if realization is "more likely than not." As previously discussed, the Western Acquisition gives the Company a greater critical mass with which to compete in the United States as it has more than doubled the Company's United States revenue base. In addition, with the combination of the Company and Western, the Company has realized significant consolidation benefits. Management estimates that in excess of $40 million of overhead and redundant operating costs have been eliminated annually as a result of the combination of the two companies. Management has concluded that the Company's future U.S. taxable income will be sufficient over the remaining carryforward periods to realize the tax benefits represented by approximately $332 million of tax net operating loss carryforwards acquired with Western and generated by the Company's operations prior to the Western Acquisition. The tax benefits resulting from the Western Acquisition have been included in the approximately $84 million net deferred tax asset recognized in the purchase price allocation at the acquisition date. Valuation allowances have been established for the benefits of the tax net operating loss carryforwards that are estimated to expire prior to their utilization.

Requirements for Capital. Excluding acquisitions, capital expenditures during the nine months ended June 30, 1996 were $34.4 million, or $10.0 million higher than the spending in the comparable period of the prior year. The current year's spending related primarily to international expansion opportunities (primarily in Latin America) and offshore cementing skids. Other investing activities included the acquisition of the remaining 60% interest in the Company's joint venture in Brazil for total consideration of $5.4 million consisting of $3.7 million of cash and $1.7 million of debt assumed by the Company and the acquisition of Nowsco for $583.4 million in cash.

Capital expenditures for fiscal 1997 are projected to be approximately $60 to 70 million, excluding acquisitions, and are expected to include spending for continued geographic expansions of all service lines, construction of an additional coiled tubing vessel, additional capacity in certain high-margin locations and normal levels of replacement capital. The actual amount of fiscal 1997 capital expenditures will be primarily dependent upon the availability of expansion opportunities and will be funded by cash flows from operating activities and available credit facilities. Management believes cash flow from operating activities and available lines of credit, if necessary, will be sufficient to fund projected capital expenditures.

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

                 None.

Item 2.    Changes in Securities

                 None.

Item 3.    Defaults upon Senior Securities

                 None.

Item 4.    Submission of Matters to a Vote of Security Holders

                 None.

Item 5.    Other Information

                 None.

Item 6.    Exhibits and Reports on Form 8-K.

               (a)  Exhibits.

               10.1    Credit Agreement dated as of August 7, 1996, among the Company, BJ Services Company, U.S.A., BJ
                       Service International, Inc., BJ Services Company Middle East, Nowsco Well Service Ltd., and Bank
                       of America National Trust and Savings Association and Bank of America Canada, as agents.
               10.2    Indenture dated as of February 1, 1996, among the Company, BJ Services Company, U.S.A., BJ
                       Service International, Inc. and BJ Services Company Middle East, as guarantors, and Bank of
                       Montreal Trust Company, as trustee, with respect to $125,000,000 aggregate principal Amount of 7%
                       Notes due 2006.
               10.3    Fourth Amendment dated as of August 7, 1996, by and among the Company, BJ Services Company,
                       U.S.A., BJ Service International, Inc. and BJ Services Company Middle East with respect to the
                       9.2% Notes due August 1, 1998.
               12.1    Statement re computation of ratio of earnings to fixed charges.
               27.1    Financial Data Schedule

               (b)  Reports on Form 8-K.

                   A Current Report on Form 8-K was filed by the Company on April 16, 1996, with respect to the Company's tender offer for the outstanding common shares of Nowsco Well Service Ltd.

                   A Current Report on Form 8-K/A was filed by the Company on May 23, 1996, to include conforming changes to the pro forma financial statements of the Company reflecting the acquisition of The Western Company of North America.

                   A Current Report on Form 8-K/A was filed by the Company on May 30, 1996, to provide updated quarterly financial information regarding The Western Company of North America.

                   A Current Report on Form 8-K was filed by the Company on June 28, 1996, to report the acquisition of all of the outstanding common shares of Nowsco Well Service Ltd. ("Nowsco") by the Company; the entering into a new bank credit facility by the Company and certain of its subsidiaries; the filing of a registration statement with the Securities and Exchange Commission to report the proposed offering of 8,500,000 shares of the Company's common stock and an over-allotment option of up to 1,275,000 additional shares; the effectiveness of a registration statement with respect to the proposed exchange of $125 million of 7% Notes which were not registered under the Securities Act of 1933 (the "Securities Act") with up to $125 million of 7% Series B Notes which are registered under the Securities Act; and the consolidated financial statements and unaudited consolidated condensed financial statements of the Company were set forth for the purposes of providing supplemental information regarding the guarantors of the 7% Notes and the 7% Series B Notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                BJ Services Company
                                                   (Registrant)



Date: August 14, 1996                     BY:   \s\ Michael McShane
                                              ----------------------------------
                                              Michael McShane
                                              Vice President - Finance and Chief
                                              Financial Officer




Date: August 14, 1996                     BY:   \s\ Matthew D. Fitzgerald
                                              ----------------------------------
                                                    Matthew D. Fitzgerald
                                                     Controller and Chief
                                                      Accounting Officer

                               INDEX TO EXHIBITS

              Exhibit
                No.               Description
                --                -----------
               10.1    Credit Agreement dated as of August 7, 1996, among the Company, BJ Services Company, U.S.A., BJ
                       Service International, Inc., BJ Services Company Middle East, Nowsco Well Service Ltd., and Bank
                       of America National Trust and Savings Association and Bank of America Canada, as agents.

               10.2    Indenture dated as of February 1, 1996, among the Company, BJ Services Company, U.S.A., BJ
                       Service International, Inc. and BJ Services Company Middle East, as guarantors, and Bank of
                       Montreal Trust Company, as trustee, with respect to $125,000,000 aggregate principal Amount of 7%
                       Notes due 2006.

               10.3    Fourth Amendment dated as of August 7, 1996, by and among the Company, BJ Services Company,
                       U.S.A., BJ Service International, Inc. and BJ Services Company Middle East with respect to the
                       9.2% Notes due August 1, 1998.

               12.1    Statement re computation of ratio of earnings to fixed charges.

               27.1    Financial Data Schedule