Form 10-K
period 1996-09-30
BJ SERVICES CO
filed 1996-12-23
CIK 864328

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K

     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ________ .
                             ---------------------
                         COMMISSION FILE NUMBER 1-10570
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

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
         COMMON STOCK $.10 PAR VALUE                     NEW YORK STOCK EXCHANGE
       PREFERRED SHARE PURCHASE RIGHTS                   NEW YORK STOCK EXCHANGE
      WARRANTS TO PURCHASE COMMON STOCK                  NEW YORK STOCK EXCHANGE
  12 7/8% SENIOR NOTES DUE DECEMBER 1, 2002              NEW YORK STOCK EXCHANGE
          7% SERIES B NOTES DUE 2006                     NEW YORK STOCK EXCHANGE

        Securities Registered Pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ____ .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
---- .
                             ---------------------
     At December 6, 1996, the registrant had outstanding 38,243,478 shares of Common Stock, $.10 par value per share. The aggregate market value of the Common Stock on such date (based on the closing prices in the daily composite list for transactions on the New York Stock Exchange) held by nonaffiliates of the registrant was approximately $1,883,526,134.
                             ---------------------
                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held January 23, 1997 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
ITEM 1. BUSINESS

GENERAL

     BJ Services Company (the "Company"), whose operations trace back to the Byron Jackson Company (which was founded in 1872), was organized in 1990 under the corporate laws of the state of Delaware. The Company is a leading provider of pressure pumping and other oilfield services serving the petroleum industry worldwide. The Company's pressure pumping services consist of well stimulation, cementing, sand control and coiled tubing services used in the completion of new oil and natural gas wells and in remedial work on existing wells, both onshore and offshore. Other oilfield services include casing and tubular services provided to the oil and gas exploration and production industry, commissioning and inspection services provided to refineries, pipelines and offshore platforms and specialty chemical services.

     In April 1995, the Company completed the acquisition of The Western Company of North America ("Western" and the "Western Acquisition") for a total purchase price of $511.4 million (including transaction costs of $7.2 million), consisting of 12.0 million shares of Common Stock, cash of $247.9 million from borrowings under the Company's then existing bank credit facility and Warrants to purchase 4.8 million shares of Common Stock. The Western Acquisition has provided the Company with a greater critical mass with which to compete in both domestic and international markets and the realization of significant consolidation benefits. The Western Acquisition increased the Company's then existing total revenue base by approximately 75% and more than doubled the Company's existing domestic revenue base beginning in the June 1995 quarter. In addition, in excess of $40 million in overhead and redundant operating costs have been eliminated annually by combining the two companies.

     In June 1996, the Company completed the acquisition of Nowsco Well Service Ltd. ("Nowsco" and the "Nowsco Acquisition") for a total purchase price of $582.6 million (including transaction costs of $6.2 million). Nowsco's operations were conducted primarily in Canada, the United States, Europe, Southeast Asia and Argentina and included oil and gas pressure pumping, coiled tubing, commissioning and pipeline service businesses. Including the results of Nowsco's operations prior to the acquisition, pro forma revenues during 1996 were $1.2 billion.

     During the year ended September 30, 1996, the Company generated approximately 85% of its revenue from pressure pumping services and 15% from product and equipment sales and other oilfield services. Over the same period, the Company generated approximately 57% of its revenue from domestic operations and 43% from international operations.

CEMENTING SERVICES

     The Company's cementing services, which accounted for approximately 35% of the Company's total revenue during 1996, consist of blending cement and water with various solid and liquid additives to create a slurry that is pumped into a well between the casing and the wellbore. The additives and the properties of the slurry are designed to ensure the proper pump time, compressive strength and fluid loss control, and vary depending upon the well depth, downhole temperatures and pressures, and formation characteristics.

     The Company provides regional laboratory testing services to evaluate slurry properties, which vary with cement supplier and local water properties. Job design recommendations are developed by the Company's field engineers to achieve desired porosity and bonding characteristics.

     There are a number of specific applications for cementing services used in oilfield operations. The principal application is the cementing between the casing pipe and the wellbore during the drilling and completion phase of a well ("primary cementing"). Primary cementing is performed to (i) isolate fluids behind the casing between productive formations and other formations which would damage the productivity of hydrocarbon producing zones or damage the quality of freshwater aquifers, (ii) seal the casing from corrosive formation fluids, and
(iii) provide structural support for the casing string. Cementing services are also utilized when recompleting wells from one producing zone to another and when plugging and abandoning wells.

STIMULATION SERVICES

     The Company's stimulation services, which accounted for approximately 49% of the Company's total revenue during 1996, consist of fracturing, acidizing, sand control, nitrogen and coiled tubing services. These services are designed to improve the flow of oil and gas from producing formations and are summarized as follows:

     Fracturing. Fracturing services are performed to enhance the production of oil and gas from formations having such low permeability that the natural flow is restricted. The fracturing process consists of pumping a fluid gel into a cased well at sufficient pressure to "fracture" the formation. Sand, bauxite or synthetic proppant which is suspended in the gel is pumped into the fracture to prop it open. The size of a fracturing job is generally expressed in terms of the pounds of proppant. The main pieces of equipment used in the fracturing process are the blender, which blends the proppant and chemicals into the fracturing fluid, and the pumping unit, which is capable of pumping significant volumes at high pressures. The Company's fracturing pump units are capable of pumping slurries at pressures of up to 14,000 pounds per square inch at rates of up to four barrels per minute. In some cases, fracturing is performed by an acid solution pumped under pressure without a proppant or with small amounts of proppant.

     An important element of fracturing services is the design of the fracturing treatment, which includes determining the proper fracturing fluid, proppants and injection program to maximize results. The Company's field engineering staff provides technical evaluation and job design recommendations as an integral element of its fracturing service for the customer. Technological developments in the industry over the past three to four years have focused on proppant concentration control (i.e., proppant density), liquid gel concentrate capabilities, computer design and monitoring of jobs and cleanup properties for fracturing fluids. Over the past decade, the Company has successfully introduced equipment to respond to these technological advances. During 1991, the Company introduced a patented, borate-based fracturing fluid, Spectra Frac G(R). During 1993, the Company introduced two additional fracturing fluids, Medallion Frac(SM) and Spartan Frac(SM). These fracturing fluids are now used in most of the Company's fracturing treatments. During 1994, the Company commercialized a proprietary enzyme treatment used in conjunction with the three fracturing fluids. These "enzyme breakers" can significantly enhance the production of oil and gas in a wide range of wells.

     Acidizing. Acidizing services are performed to enhance the flow rate of oil and gas from wells with reduced flow caused by formation damage due to drilling or completion fluids, or the buildup over time of various materials that block the formation. Acidizing entails pumping large volumes of specially formulated acids into reservoirs to dissolve barriers and enlarge crevices in the formation, thereby eliminating obstacles to the flow of oil and gas. The Company maintains a fleet of mobile acid transport and pumping units to provide acidizing services for the onshore market.

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

     Nitrogen. There are a number of uses for nitrogen, an inert gas, in pressure pumping operations. Used alone, it is effective in displacing fluids in various oilfield applications. However, nitrogen services are used principally in applications which support the Company's coiled tubing, cementing and fracturing services.

     Coiled Tubing. Coiled tubing services involve the injection of coiled tubing into wells to perform various applications and functions for use principally in well-servicing operations. The application of coiled tubing to drilling operations has increased in recent years due to improvements in coiled tubing technology. Coiled tubing is a flexible steel pipe with a diameter of less than five inches manufactured in lengths of thousands of feet and wound or coiled along a large reel on a truck or skid-mounted unit. Due to the small diameter of coiled tubing, it can be inserted through production tubing and used to perform workovers without using a larger, more costly workover rig. The other principal advantages of employing coiled tubing in a workover include (i) not having to "shut-in" the well during such operations, thereby allowing production to continue and reducing the risk of formation damage to the well, (ii) the ability to reel continuous coiled tubing in and out of a well significantly faster than conventional pipe, which must be jointed and unjointed, (iii) the ability to direct fluids into a wellbore with more precision, allowing for localized stimulation treatments and providing a source of energy to power a downhole motor or manipulate downhole tools and (iv) enhanced access to remote or offshore fields due to the smaller size and mobility of a coiled tubing unit. Recent technological improvements to coiled tubing have increased its dependability and durability, expanding coiled tubing's potential uses and markets.

     The Company participates in the offshore stimulation market through the use of skid-mounted pumping units and through operation of several stimulation vessels including one in the North Sea, four in the Gulf of Mexico and five in South America.

     The Company believes that as production continues to decline in key producing fields of the U.S. and certain international regions, the demand for fracturing and stimulation services is likely to increase. The Company has recently increased its pressure pumping capabilities in certain international markets.

OTHER SERVICES

     The Company's other services, including product and equipment sales for cementing and stimulation services, as well as the following services, accounted for approximately 15% of the Company's total revenue in 1996. Such products and equipment sales to customers are generally made in the course of providing cementing and stimulation services to certain customers and, other than the specialty chemical business, the Company generally does not sell proprietary products to other companies involved in well servicing.

     Casing and Tubular Services. Casing services principally consist of installing (or "running") pipe in a wellbore to protect the structural integrity of the wellbore and to seal various zones in the well. These services are primarily provided during the drilling and completion phases of a well. Tubular services, which consist of running pipe inside the casing through which the oil and gas is produced, are principally provided during workovers. The Company expects that workover activity and the demand for tubular services in the North Sea should increase during at least the next several years as operators there attempt to mitigate the decline in production from the North Sea's mature fields.

     Process and Pipeline Services. Process and pipeline services involve the inspection and testing of the integrity of pipe connections in offshore drilling and production platforms, onshore and offshore pipelines and industrial plants, and are provided during the commissioning, decommissioning, installation or construction stages of these infrastructures, as well as during routine maintenance checks. Historically, hydrocarbon storage and production facilities have been tested for leaks using either water under pressure or a "live" system whereby oil, gas or water was introduced at operating pressure. At remote locations such as offshore facilities, the volume of fresh water required to test the facility made its use impractical and the use of flammable or toxic fluids created a risk of explosion or other health hazards. Commission leak testing, or CLT, uses a nitrogen and helium gas mixture in conjunction with certain specialized equipment to detect very small leaks in joints, instruments and valves that form the components of such facilities. Although the process is safer and more practical than traditional leak detection methods, it may in some instances be more expensive. Accordingly, its use is restricted to those instances where environmental and safety concerns are particularly acute.

     Pipeline services include pipeline testing and commissioning services including filling, pressure testing, de-watering, purging and vacuum drying of pipelines. Other services include grouting and insulating of pipeline bundles, abandonment of pipelines and tank desludging services for large storage tanks. Nowsco had been involved in the development of pipeline gels, both hydrocarbon and aqueous, for pipeline cleaning and transport as well as plugs used for isolation purposes. Nowsco had also developed high friction pig trains and freezing techniques for the isolation of pipelines.

     Intelligent pigs are pipeline monitoring vehicles which, together with interpretational software, offer to pipeline operators, constructors and regulators measurement of pipeline geometry, determination of pipeline location and orientation and examination of pipeline internal condition. In addition, the client can develop a structural analysis using the measured pipeline geometry information. The operator's planning is improved by the capability of efficiently analyzing the data to determine the pipeline's status, estimate current and future reliability and provide recommendations on remedial or maintenance requirements which consider the severity of the problem identified. Analysis work using intelligent pigs can be routinely performed with maintenance monitoring programs implemented as a method for increasing safety for people, property and the environment.

     Specialty Chemical Services. Specialty chemical services, provided through the Company's Unichem division acquired from Western, include the sale of corrosion and scale inhibitors, as well as process chemicals and paraffin control for the treatment of oil wells and for refinery, gas processing plant and petrochemical facility maintenance and flow improvement.

OPERATIONS

     Pressure pumping services are provided to both land-based and offshore customers on a 24-hour, on-call basis, through regional and district facilities in over 100 locations worldwide, utilizing complex, truck- or skid-mounted equipment designed and constructed for the particular pressure pumping service furnished. After such equipment is moved to a well location, it is configured with appropriate connections to perform the specific services required. The mobility of this equipment permits the Company to provide pressure pumping services to changing geographic areas. Management believes that the Company's pressure pumping equipment is adequate to service both current and projected levels of market activity in the near term.

     The Company maintains a fleet of mobile cement blending and pumping equipment for onshore operations. Offshore operations are performed with skid-mounted cement pumping units. The Company has successfully utilized its patented RAM (Recirculating Averaging Mixer) both for onshore applications and as an offshore skid. In 1991, the Company introduced a sand control blender, the Cyclone, which also has pressure pumping and fracturing applications. Responding to its customers' monitoring needs, in 1992 the Company introduced a computerized monitor which allows for real-time monitoring and control of the cementing process.

     Principal materials utilized in the pressure pumping business include cement, fracturing proppants, acid and bulk chemical additives. Generally, these items are available from several suppliers, and the Company utilizes more than one supplier for each item. The Company also produces certain of its specialized products through company-owned blending facilities in Germany, Singapore and Canada. Sufficient material inventories are maintained to allow the Company to provide on-call services to its customers to whom the materials are resold in the course of providing pressure pumping services. Repair parts and maintenance items for pressure pumping equipment are carried in inventory to ensure continued operations without significant downtime caused by parts shortages. The Company has not experienced significant difficulty in obtaining necessary supplies of these materials or replacing equipment parts and does not anticipate a shortage in the foreseeable future.

     The Company believes that coiled tubing and other materials utilized in performing coiled tubing services are and will continue to be widely available from a number of manufacturers. Although there are only three principal manufacturers of the reels around which the coiled tubing is wrapped, the Company is not aware of any difficulty in obtaining coiled tubing reels in the past, and the Company anticipates no such difficulty in the future.

ENGINEERING AND SUPPORT SERVICES

     The Company maintains two manufacturing and research and development centers -- one near Houston, Texas and the other in Calgary, Alberta. The Company's research and development organization is divided into four distinct areas -- Petroleum Engineering, Instrumentation Engineering, Mechanical Engineering and Coiled Tubing Engineering.

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

     Coiled Tubing Engineering. The coiled tubing engineering group is located in Calgary, Alberta and was part of the operations acquired from Nowsco. This group provides most of the support and research and development activities for the Company's coiled tubing services. Development work for drilling applications (DUCT(TM)) involves using coiled tubing directional drilling technology for completions and directional underbalanced drilling. The Company is also actively involved in the ongoing development of downhole tools that may be run on coiled tubing, including rotary jetting equipment and through tubing inflatable packer systems. The Company has developed insulated concentric coiled tubing string (ICCT(TM), a steam injection medium) for use in improving the reserve recovery of heavy oil wells. The Company's SandVac system is a licensed jet pump system that is used with concentric coiled tubing to clean unwanted sand from horizontal wells. The tool and coiled tubing configuration allow sand to be drawn into the system and brought to surface through a cleaning process analogous to a vacuum.

MANUFACTURING

     In addition to the engineering facility, the Company's technology and research center near Houston houses its main equipment and instrumentation manufacturing facility. This operation currently occupies approximately 65,000 square feet and includes complete fabrication, engine and transmission rebuilding, pump manufacturing and assembly capabilities. The Company also has ancillary manufacturing facilities in Singapore, Scotland and Canada. The Company employs outside vendors for manufacturing of its coiled tubing units and certain fabrication work, but is not dependent on any one source.

COMPETITION

     Pressure Pumping Services. There are two primary companies with which the Company competes in pressure pumping services, Halliburton Energy Services, a division of Halliburton Company, and Dowell, a division of Schlumberger Ltd. These companies have operations in most areas of the U.S. in which the Company participates and in most international regions. Several smaller companies compete with the Company in certain areas of the U.S. and in certain foreign countries. The principal methods of competition which apply to the Company's business are its prices, service record and reputation in the industry. While Halliburton Energy Services and Dowell are larger in terms of overall revenues, the Company has a number one or a number two share position in several markets, including many regions in the United States, the North Sea, Latin America and Canada.

     Other Services: The Company believes that it is one of the largest suppliers of casing and tubular services in the U.K. North Sea and is expanding such services in Latin America. The largest provider of casing and tubular services in Europe is Weatherford Enterra, Inc. In the U.K., casing and tubular services are typically provided under long-term contracts which limit the opportunities to compete for business until the end of the contract term. In continental Europe, shorter-term contracts are typically available for bid by the provider of casing and tubular services. The Company believes it is the largest provider of commissioning and leak detection services and one of the largest providers of pipeline inspection services. In specialty chemical services, there are several major chemical suppliers significantly larger than the Company's Unichem division.

MARKETS AND CUSTOMERS

     Demand for the Company's services and products depends primarily upon the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity worldwide.

     The Company's principal customers consist of major and independent oil and gas producing companies. During 1996, the Company provided oilfield services to over 2,500 customers, none of which accounted for more than 5% of consolidated revenues. While the loss of certain of the Company's largest customers could have a material adverse effect on Company revenues and operating results in the near term, management believes the Company would be able to obtain other customers for its services in the event it lost any of its largest customers.

     United States. The Company provides its pumping services to its U.S. customers through a network of over 50 locations throughout the U.S., a majority of which offer both cementing and stimulation services. Demand for the Company's services in the U.S. is primarily driven by oil and natural gas drilling activity, which is affected by the current and anticipated prices of oil and natural gas. Due to aging oilfields and lower-cost sources of oil internationally, drilling activity in the U.S. has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986 and 1992. As a result, pumping service companies have been unable to recapitalize their aging U.S. fleets due to the inability, under current market conditions, to generate adequate returns on new capital investments. Management believes it is important to operate with a greater "critical mass" in the key U.S. markets to improve returns in this environment. This conclusion led to the decision to consolidate the Company's operations with those acquired from Western, which had a larger presence in the U.S., and Nowsco. Due to relatively stronger oil and natural gas prices, U.S. drilling activity levels have recently reached their highest levels since 1993.

     International. The Company operates in over 40 countries in the major international oil and natural gas producing areas of Latin America, Europe, Africa, Southeast Asia, Canada and the Middle East. The Company generally provides services to its international customers through wholly-owned foreign subsidiaries. Additionally, the Company holds certain controlling and minority interests in several joint venture companies, through which it conducts a portion of its international operations. For geographic information, see Note 9 of the Notes to Consolidated Financial Statements.

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

     In general, the Company operates in those international markets where it can achieve and maintain both a significant share position and an attractive return on its investment. The Company's major international revenue and income producing operations are in the North Sea in the European market; Indonesia and

Malaysia in the Southeast Asian market; Canada; and Argentina, Venezuela, Ecuador and Colombia in the Latin American market. Foreign operations are subject to special risks that can materially affect the sales and profits of the Company, including currency exchange rate fluctuations, the impact of inflation, governmental expropriation, exchange controls, political instability and other risks.

EMPLOYEES

     At September 30, 1996, the Company had a total of 7,440 employees. Approximately 49% of the Company's employees are employed outside the United States.

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

     The Company has implemented and continues to implement various procedures to further assure its compliance with environmental regulations. Such procedures generally pertain to the operation of underground storage tanks, disposal of empty chemical drums, improvement to acid and wastewater handling facilities and cleaning of certain areas at the Company's facilities. The estimated cost for such procedures is $11.5 million which will be incurred over a period of several years, for which the Company has provided appropriate reserves. In addition, the Company maintains insurance for certain environmental liabilities which the Company believes is reasonable based on its knowledge of the industry.

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," imposes liability without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. Certain disposal facilities used by the Company or its predecessors have been investigated under state and federal superfund statutes, and the Company is currently named as a potentially responsible party for cleanup at 8 such sites. Although the Company's level of involvement varies at each site, in general, the Company is one of numerous parties named and will be obligated to pay an allocated share of the cleanup costs. While it is not feasible to predict the outcome of these matters with certainty, management is of the opinion that their ultimate resolution should not have a material effect on the Company's operations or financial position.

RESEARCH AND DEVELOPMENT; PATENTS

     Research and development activities for pressure pumping services are directed primarily toward improvement of existing products and services and the design of new products and processes to meet specific customer needs. The Company currently holds numerous patents relating to products and equipment used in its pumping services business. While such patents, in the aggregate, are important to maintaining the Company's competitive position, no single patent is considered to be of a critical or essential nature.

     To remain competitive, the Company devotes significant resources to developing technological improvements to its pumping services products. In 1991, the Company introduced a borate based fracturing fluid, Spectra Frac G(R), which is being widely used in the U.S. stimulation market and the North Sea. In 1993, this product was complemented with two additional fracturing fluids, Spartan Frac(SM) and Medallion Frac(SM), which have expanded the Company's services line offering to cover a broader range of economic and downhole design variables. These products replaced several products previously made available to customers. During 1994, the Company commercialized a proprietary enzyme process used in conjunction with the three fracturing fluids. These "enzyme breakers" significantly enhance the production of oil and gas in a wide range of wells. In 1991, the Company introduced its "Cyclone" blender which, along with Western's completion tool technology, have helped address the growing sand control and frac pack markets in the Gulf of Mexico and the North Sea. The Company believes that these products and equipment have enabled the Company to maintain or increase its market share in the United States, the Gulf of Mexico and the North Sea.

     In 1995, the Company developed Sandstone Acid(TM), a matrix acidizing chemistry used in sandstone formations. Management believes this product, while still in the early stages of implementation, offers significant advantages over conventional acidizing methods in sandstone reservoirs. The Company intends to continue to devote significant resources to its research and development efforts.

     The testing and development of new products is an integral part of the Company's coiled tubing and pipeline inspection businesses. Recent developments by Nowsco include a prototype corrosion inspection tool, insulated concentric coiled tubing (ICCT(TM), a steam injection medium, patents pending), Rotojet(TM) (a tool licensed by the Company for use in wellbore scale removal) and drilling using coiled tubing (DUCT(TM)).

     Additionally, the Company operates under other various license arrangements, generally ranging from 10 to 20 years in duration, relating to certain products or techniques. None of these license arrangements is material.

     For information regarding the amounts of research and development expenses for each of the three fiscal years ended September 30, 1996, see Note 12 of the Notes to Consolidated Financial Statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers of the Company and their positions and ages are as follows:

                                                                                  OFFICE
                                                                                   HELD
             NAME               AGE           POSITION WITH THE COMPANY           SINCE
------------------------------  ---   ------------------------------------------  ------
J. W. Stewart.................  52    Chairman of the Board, President and Chief
                                        Executive Officer                           1986
Michael McShane...............  42    Vice President -- Finance and Chief
                                      Financial Officer                             1987
David Dunlap..................  35    Vice President -- International Operations    1995
Thomas H. Koops...............  50    Vice President -- Technology and Logistics    1988
Margaret B. Shannon...........  47    Vice President -- General Counsel             1994
Kenneth A. Williams...........  46    Vice President -- North American
                                      Operations                                    1991
Matthew D. Fitzgerald.........  39    Controller                                    1989
Taylor M. Whichard............  38    Treasurer                                     1992
Stephen A. Wright.............  49    Director of Human Resources                   1987

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

ITEM 2. PROPERTIES

     The Company's properties consist primarily of pressure pumping and blending units and related support equipment such as bulk storage and transport units. The Company's pressure pumping and blending fleet is unencumbered. The Company's tractor fleet, more than half of which are leased, is used to transport the pumping and blending units. The Company's domestic light duty truck fleet is also leased, whereas a majority of vehicles in the international operations are owned by the Company.

     The Company both owns and leases regional and district facilities from which pressure pumping services and other oilfield services are provided to land-based and offshore customers. The Company's principal executive offices in Houston, Texas are leased. The technology and research centers located near Houston, Texas and Calgary, Alberta are owned by the Company, as are blending facilities located in Germany, Singapore and Canada. The Company operates several stimulation vessels, including one in the North Sea and five in South America which are owned, and four in the Gulf of Mexico on which the hulls are leased. For additional information with respect to the Company's lease commitments, see Note 11 of the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     The Company, through performance of its service operations, is sometimes named as a defendant in litigation, usually relating to claims for bodily injuries or property damage (including claims for well or reservoir damage). The Company maintains insurance coverage against such claims to the extent deemed prudent by management. The Company believes that there are no existing claims of a potentially material adverse nature for which it has not already provided.

     As a result of the Western Acquisition and the Nowsco Acquisition, the Company assumed responsibility for certain claims and proceedings made against Western and Nowsco in connection with their businesses. Some, but not all, of such claims and proceedings will continue to be covered under insurance policies of the Company's predecessors that were in place at the time of the acquisitions. Although the outcome of the claims and proceedings against the Company (including Western and Nowsco) cannot be predicted with certainty, management believes that there are no existing claims or proceedings that are likely to have a materially adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for stockholders' vote during the fourth quarter of the fiscal year ended September 30, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company began trading on The New York Stock Exchange in July 1990 under the symbol "BJS". Warrants to purchase common stock ("Warrants") were issued in April 1995 and trade under the symbol "BJSW". At December 6, 1996 there were approximately 722 holders of record of the Company's Common Stock and 1,287 holders of record of the Warrants.

     The following table sets forth for the periods indicated the high and low sales prices per share for the Company's Common Stock and Warrants reported on the NYSE composite tape.

                                                        COMMON STOCK          WARRANT PRICE
                                                         PRICE RANGE              RANGE
                                                      -----------------     -----------------
                                                       HIGH       LOW        HIGH       LOW
                                                      ------     ------     ------     ------
    Fiscal 1995
      1st Quarter...................................  $21.00     $16.25     $          $
      2nd Quarter...................................   20.50      15.50
      3rd Quarter...................................   26.00      20.38       5.63       3.63
      4th Quarter...................................   27.38      22.63       6.88       4.13
    Fiscal 1996
      1st Quarter...................................   29.50      20.50       7.88       3.00
      2nd Quarter...................................   33.63      25.13      11.50       5.38
      3rd Quarter...................................   39.38      31.38      15.75      10.00
      4th Quarter...................................   39.38      32.00      16.50      10.63
    Fiscal 1997
      1st Quarter (through December 6, 1996)........   50.50      36.38      26.00      14.00

     Since its initial public offering in 1990, BJ Services has not paid any cash dividends to its stockholders. The Company expects that, for the foreseeable future, any earnings will be retained for the development of the Company's business and, accordingly, no dividends will be declared on the Common Stock.

     The Company has a committed, unsecured credit facility (the "New Bank Credit Facility") which prohibits any dividend payments when the Company's debt to capitalization ratio exceeds 35% immediately prior to and after giving effect to the declaration of any dividend, except the Company may declare and make dividend payments solely in its capital stock. See Financial
Condition -- Capital Resources and Liquidity and Note 6 of the Notes to Consolidated Financial Statements.

     The Company has a Stockholder Rights Plan (the "Rights Plan") designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. Under this plan, each outstanding share of the Company's Common Stock includes one preferred share purchase right ("Right") which becomes exercisable under certain circumstances, including when beneficial ownership of the Company's Common Stock by any person, or group, equals or exceeds 15% of the Company's outstanding Common Stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $150, subject to adjustment under certain circumstances. Upon the occurrence of certain events specified in the Rights Plan, each holder of a Right (other than an Acquiring Person) will have the right, upon exercise of such Right, to receive that number of shares of common stock of the Company (or the surviving corporation) that, at the time of such transaction, would have a market price of two times the purchase price of the Right. No shares of Series A Junior Participating Preferred Stock have been issued by the Company at September 30, 1996.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain selected historical financial data of the Company. The selected operating and financial position data as of and for each of the five years in the period ended September 30, 1996 have been derived from the audited consolidated financial statements of the Company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto which are included elsewhere herein.

                                               AS OF AND FOR THE YEAR ENDED SEPTEMBER 30,
                                     --------------------------------------------------------------
                                      1996(1)       1995(1)        1994         1993         1992
                                     ----------     --------     --------     --------     --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
  Revenue........................... $  965,261     $633,660     $434,476     $394,363     $330,028
  Operating expenses, excluding
     unusual charges and goodwill
     amortization...................    875,022      592,905      414,493      373,934      316,305
  Goodwill amortization.............      7,910        3,266        1,298          691
  Unusual charges(2)................      7,425       17,200                                 15,700
  Operating income (loss)...........     74,904       20,289       18,685       19,738       (1,977)
  Interest expense..................    (26,948)     (15,164)      (7,383)      (5,414)      (2,977)
  Other income -- net...............      3,321        2,763          745        1,330         (140)
  Income tax expense (benefit)......     12,105       (1,102)       2,006        1,593       (3,657)
  Income (loss) before cumulative
     effect of accounting change....     40,486        9,889       10,770       14,561       (1,104)
  Cumulative effect of change in
     accounting principle,
     net of tax(3)..................                              (10,400)
  Net income (loss).................     40,486        9,889          370       14,561       (1,104)
  Earnings (loss) per share before
     cumulative effect of accounting
     change:
     Primary........................       1.29         0.46         0.68         0.94        (0.08)
     Fully diluted..................       1.26         0.45         0.68         0.94        (0.08)
  Depreciation and amortization.....     66,050       42,064       25,335       24,170       12,742
  Capital expenditures(4)...........     54,158       30,966       39,345       37,350       26,197
FINANCIAL POSITION DATA
  (AT END OF PERIOD):
  Property, net..................... $  558,156     $416,810     $198,844     $183,962     $171,420
  Total assets......................  1,709,160      989,683      410,066      369,531      328,799
  Long-term debt, excluding current
     maturities.....................    523,004      259,566       74,700       84,500       55,500
  Stockholders' equity..............    841,703      466,795      189,927      187,132      134,794

---------------

(1) Includes the effect of the acquisitions of Nowsco in 1996 and Western in 1995, both of which were accounted for as purchases in accordance with generally accepted accounting principles. See Note 3 of the Notes to Consolidated Financial Statements.

(2) Unusual charges represent nonrecurring costs associated with the acquisitions of Nowsco in 1996 and Western in 1995. Unusual charges for 1992 primarily represent a provision for restructuring the Company's North American operations. See Note 4 of the Notes to Consolidated Financial Statements.

(3) In 1994, the Company changed its method of accounting for postretirement benefits other than pensions. See Note 10 of the Notes to Consolidated Financial Statements.

(4) Excluding acquisitions of businesses.

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

     Due to "aging" oilfields and lower-cost sources of oil internationally, drilling activity in the United States has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986 and 1992. As a result, pumping service companies have been unable to recapitalize their aging U.S. fleets due to the inability, under current market conditions, to generate adequate returns on new capital investments. The Company believes it is important to operate with a greater "critical mass" in the key U.S. markets to improve returns in this environment. This conclusion led to the decision in April 1995, to consolidate its U.S. operations with those of The Western Company of North America ("Western"), which had a larger presence in the United States. The Company's U.S. critical mass was further increased through the acquisition of Nowsco Well Service Ltd. ("Nowsco") in June 1996 which added operations in the mid-continental and northeastern U.S., the latter being an area in which the Company did not have an existing presence.

     The rig count in the United States averaged 759 active drilling rigs during the year ended September 30, 1996. While lower than 1994 drilling levels, the rig count increased by 3% from 1995 due to increased natural gas related drilling. Drilling for natural gas increased by 13% during 1996 after declining by 5% during 1995. Oil related drilling activity declined in both 1996 and 1995. Due to relatively stronger oil and natural gas prices currently being realized, however, management expects U.S. drilling activity levels for fiscal 1997 to be above 1996 levels.

     With the exception of Canada, international drilling activity has historically been less volatile than domestic drilling activity. Active international drilling rigs increased by 1% and 4% during 1995 and 1996, respectively, on the strength of development work in Latin America, especially Venezuela, and renewed exploration programs in the U.K. North Sea.

     In both the United States and internationally, there has been a continuing trend by oil and gas companies toward "alliances" with the service companies. These alliances take various forms including packaged or integrated services, single source suppliers and turnkey agreements. Approximately 20% of the Company's revenues were generated under such alliances during fiscal 1996.

EXPANSIONS AND ACQUISITIONS

     The Company's expansion and acquisition efforts over the past several years have been focused on adding critical mass to its U.S. operations and international geographic expansions of its existing product lines. The Company has completed two major acquisitions during this period -- the acquisition of Western in April 1995 (the "Western Acquisition") and the acquisition of Nowsco in June 1996 (the "Nowsco Acquisition").

     The Western Acquisition was completed for a total purchase price of $511.4 million (including transaction costs of $7.2 million), which was paid approximately half in cash and half in shares of the Company's common stock and warrants to purchase common stock. The Western Acquisition has provided the Company with a greater critical mass with which to compete in domestic and international markets and the realization of significant consolidation benefits. The Western Acquisition increased the Company's existing total revenue base by approximately 75% and more than doubled the Company's domestic revenue base beginning in the June 1995 quarter. In addition, in excess of $40 million of overhead and redundant operating costs have been eliminated annually by combining the two companies.

     The Nowsco Acquisition was completed for a total purchase price of $582.6 million (including transaction costs of $6.2 million) in cash. The Nowsco Acquisition accomplished three primary objectives:

(i) it gives the Company the number one pumping services market position in Canada, where the Company has not operated since 1992, and adds to the Company's existing market positions in several key U.S. and international markets; (ii) it provides a technological leadership position in the high-growth coiled tubing service line; and (iii) it provides the opportunity for further cost savings through consolidation of redundant overhead and operating bases. The Nowsco Acquisition has added approximately 40% to the Company's existing revenue base.

     The Company's other expansion efforts during the past three years have included the expansion of pumping services into several key markets including Brazil (through acquisition of shares from its joint venture partner), Saudi Arabia, Qatar and Vietnam; expanding tubular services and process and pipeline services into geographic regions outside the North Sea, and adding additional pumping service capacity in key Latin American markets.

RESULTS OF OPERATIONS

     The following table sets forth selected key operating statistics reflecting industry rig count and the Company's financial results:

                                                                 YEAR ENDED SEPTEMBER 30,
                                                               ----------------------------
                                                                1996       1995       1994
                                                               ------     ------     ------
    Average active rigs:(1)
      U. S...................................................     759        739        784
      International..........................................    1032        996        990
    Revenue per rig (in thousands)...........................  $539.0     $365.2     $244.9
    Revenue per employee (in thousands)......................  $173.0     $168.3     $160.4
    Percentage of gross profit to revenue(2).................    17.4%      15.1%      13.1%
    Percentage of marketing expense to revenue...............     4.1%       4.2%       3.3%
    Percentage of general and administrative expense to
      revenue................................................     4.0%       4.5%       5.2%

---------------

(1) Industry estimate of average active rigs.

(2) Gross profit represents revenue less cost of sales and services and research and engineering expenses.

     Revenue: The Company's revenue increased for the fourth consecutive year, increasing by 46% and 52% in 1995 and 1996, respectively. Such increases were driven primarily by the Company's Western Acquisition in 1995 and the Nowsco Acquisition in 1996, international expansions and increased activity in Latin America, the U.K. North Sea and Southeast Asia.

     U.S. revenue increased by 66% and 58% in 1995 and 1996, respectively. The 1995 increase was primarily due to the addition of the Western operations beginning April 1995. During the first six months of 1995 (prior to the acquisition of Western), the Company's revenues increased 5% over the same period of 1994 due primarily to the increased placement of cementing units and the addition of a stimulation vessel in the Gulf of Mexico. With the acquisition of Western, the Company's U.S. revenues more than doubled, accounting for the remainder of the 66% increase for 1995. The 1996 U.S. revenue increase reflects the continued benefit of the Western Acquisition, as well as the effects of the Nowsco Acquisition which has added approximately 15-20% to the Company's U.S. revenues beginning in the fourth fiscal quarter. The revenue also increased due to stronger natural gas drilling activity in 1996, most significantly in the Company's South Texas and Gulf of Mexico operations.

     While management believes the Company has retained most of the key customers of Western and Nowsco in the U.S., some market share loss may be experienced as Nowsco's prices were generally below the Company's in the U.S. Overall pricing for the Company's U.S. pumping services has remained relatively stable for the past two years. However, pricing may improve somewhat during fiscal 1997 if the expected increase in drilling activity results in a tightening of capacity in the industry. The Company implemented a 6% price book increase in the U.S. effective July 1, 1996.

     International revenues increased by 27% and 45% during 1995 and 1996, respectively. The increases were primarily attributable to three factors: (a) the continued geographic expansion of the Company's service lines; (b) a significant increase in Latin America, the U.K. North Sea and Southeast Asia business; and (c) acquisitions. Pressure pumping international expansions included Qatar and Vietnam in 1995 and Saudi Arabia and Azerbaijan in 1996. The tubular services and commissioning and leak detection service lines have now been expanded into over 14 countries, including parts of the Middle East, Africa, South America, the Far East and Australia. Most of the revenue growth in Latin America (up 46% and 28% in 1995 and 1996, respectively) was a result of increased cementing and stimulation activity with both private and national oil and gas companies in Argentina, the addition of a stimulation vessel in 1994 and coiled tubing barges in 1995 and 1996 to service the Lake Maracaibo, Venezuela market and the acquisition of the remaining 60% of the Company's joint venture in Brazil in November 1995. The growth in Latin America, however, is expected to slow somewhat during 1997 as a result of a recent activity decline in Argentina. The acquisitions which contributed to the Company's international revenue growth were acquisitions by the Company of the remaining interests in its joint ventures in Egypt and Brazil in 1994 and 1996, respectively, the Western Acquisition, which added international operations in Nigeria, Indonesia and Hungary, and the Nowsco Acquisition, which generated approximately two-thirds of its revenue outside the U.S. As a result of the Nowsco Acquisition, the Company currently has the largest pressure pumping operation in Canada, where the Company had not operated since 1992.

     Operating Income: Operating income increased by $1.6 million and $54.6 million in 1995 and 1996, respectively. Such increases were due to the revenue increases described above, partially offset by unusual charges of $17.2 million in 1995 and $7.4 million in 1996. The unusual charges were taken in conjunction with consolidation programs associated with the acquisitions of Western and Nowsco, respectively. Included in the unusual charges were adjustments to the carrying value of duplicate operating facilities, severance and related benefit costs, benefits due under agreements covering the Company's executives that were triggered as a result of the Western Acquisition, and legal and other costs that would not have been incurred had the acquisitions not occurred. The unusual charge associated with the Nowsco Acquisition was significantly lower than that of the Western Acquisition as the Company had fewer overlapping operations with Nowsco. See also Note 4 of the Notes to Consolidated Financial Statements.

     The cost of sales and services as a percentage of revenue has declined in each of the last two years, from 84.9% in 1994 to 83.0% and 80.8% in 1995 and 1996, respectively, primarily as a result of cost reduction efforts after the acquisitions of Western and Nowsco and the economies of scale of having larger operating bases after combining the respective operations. Other operating expenses, excluding the unusual charges, increased in both 1995 and 1996 primarily as a result of the addition of the Western and Nowsco operations. In addition, marketing expenses increased somewhat due to international expansions and higher revenues in operations which require agency commission payments, and in the U.S. as a result of an expansion of a program which places the Company's engineers in customer offices. The acquisitions of Western and Nowsco resulted in additional annual goodwill amortization of $4.4 million and $10.1 million, respectively. Each of these operating expenses is expected to increase in 1997 to reflect a full year of adding the Nowsco operations.

     Other: Interest expense increased by $7.8 million and $11.8 million in 1995 and 1996, respectively. Both increases were a result of increased borrowing to fund acquisitions, Western in 1995 and Nowsco in 1996. The Company's effective interest rates on borrowing remained relatively constant during each of the periods presented. See also "Financial Condition -- Capital Resources and Liquidity" and Notes 3 and 6 of the Notes to Consolidated Financial Statements. Other income was a net gain in both 1995 and 1996 due to nonrecurring gains on asset sales and royalty income in both years. Royalty income declined to $.8 million in 1996 from $1.4 million in 1995 due to a reduction in use by the licensee.

     Primarily as a result of profitability in international jurisdictions where the statutory tax rate is below the U.S. rate, the availability of certain nonrecurring tax benefits and the availability of tax benefits from the Company's reorganization pursuant to its initial public offering in 1990, the Company's effective tax rate remained below the U.S. statutory rate during 1994 through 1996. The nonrecurring benefits which have reduced the Company's effective tax rate include $1.9 million in 1994 from a change in the valuation reserve for net operating losses, and $1.5 million in 1995 and $1.9 million in 1996 from the favorable settlement of tax audits and tax losses attributable to foreign exchange fluctuations in certain international jurisdictions. See Note 8 of the Notes to Consolidated Financial Statements.

     Results in 1994 include a $16.0 million ($10.4 million after tax) charge for the cumulative effect of an accounting change for retiree health benefits. See Note 10 of the Notes to Consolidated Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

     Cash flows from operating activities increased by $13.1 million in 1995 and $11.8 million in 1996. Both increases were primarily a result of larger and more profitable operations due to acquisitions. Partially offsetting such increased profitability in 1996 were higher receivable balances and the payment of merger related items.

     Management strives to maintain low cash balances while utilizing available credit facilities to meet the Company's capital needs. Any excess cash generated is used to pay down outstanding borrowings. In June 1996, the Company replaced its existing credit facility with a committed, unsecured credit facility ("New Bank Credit Facility") executed to accommodate the acquisition of Nowsco. The borrowers and guarantors under the New Bank Credit Facility, which was amended and restated in August, are the Company and three of its subsidiaries, BJ Services Company, U.S.A., BJ Service International, Inc. and BJ Services Company Middle East. Nowsco Well Service Ltd., the Company's Canadian Subsidiary, is a borrower in Canadian dollars. The New Bank Credit Facility consists of a Canadian $320 million (approximately U.S. $234 million) six-year term loan, which is repayable in 22 quarterly installments beginning in March 1997, and a five year U.S. $325 million revolving facility. At September 30, 1996, borrowings outstanding under the New Bank Credit Facility totaled $416.4 million, consisting of the $234.5 million term loan and $181.9 borrowed under the revolver.

     On February 20, 1996, in a transaction exempt from the registration requirements of the Securities Act of 1933, the Company issued $125.0 million of unsecured 7% Notes due 2006. Three of the Company's subsidiaries that are obligors with respect to the New Bank Credit Facility and the Company's 9.2% Notes Due August 1, 1998 (the "9.2% Notes"), BJ Services Company, U.S.A., BJ Service International, Inc. and BJ Services Company Middle East, are guarantors of the 7% Notes. In August 1996, the 7% Notes were exchanged for 7% Series B Notes due 2006 (the "7% Series B Notes"). The form and terms of the 7% Series B Notes are identical in all material respects to the form and terms of the 7% Notes except that the 7% Series B Notes were issued in a transaction registered under the Securities Act. The net proceeds from the issuance of the 7% Notes ($123.3 million) were used by the Company to repay indebtedness outstanding under the term loan portion of the Company's then existing bank credit facility.

     The outstanding balance of the 9.2% Notes, issued in 1991, was $12.0 million at September 30, 1996. Principal reductions of $6.0 million are required annually each August until maturity on August 1, 1998.

     As a result of borrowings to fund the Nowsco Acquisition, the Company's interest-bearing debt represented 39.8% of its total capitalization at September 30, 1996, compared to 38.9% at September 30, 1995. The New Bank Credit Facility and 9.2% Notes include various customary covenants and other provisions that are substantially similar to those under the previous bank credit facility including the maintenance of certain profitability and solvency ratios and restrictions on dividend payments. The 9.2% Notes have been amended to conform to terms of the New Bank Credit Facility. Management believes that the New Bank Credit Facility, combined with other discretionary credit facilities and cash flow from operations, provides the Company with sufficient capital resources and liquidity to manage its routine operations and fund projected capital expenditures.

     Excluding acquisitions, capital expenditures during the year ended September 30, 1996 were $54.2 million, or $23.2 million and $14.8 million higher than capital spending in 1995 and 1994, respectively. The current year's spending related primarily to international expansion opportunities (primarily in Latin America), offshore cementing skids and a normal level of replacement capital. Other investing activities in 1996 included the acquisition of the remaining 60% interest in the Company's joint venture in Brazil for total consideration of $5.4 million (consisting of $3.7 million of cash and $1.7 million of debt assumed by the

Company) and the Nowsco Acquisition for $582.6 million in cash. The Nowsco Acquisition was financed with the proceeds from the sale of 9.8 million shares of common stock in July 1996, which generated net proceeds of $323.1 million, with the remainder from borrowings under its New Bank Credit Facility. Investing activities in 1995 included the Western Acquisition for $203.3 million in cash and $5.4 million of proceeds from the sale of a duplicate facility and other disposals of assets.

     At September 30, 1996, the Company had approximately $585 million of United States tax net operating loss carryforwards expiring between 2000 and 2011. With the Nowsco Acquisition, the Company acquired approximately $30 million of U.S. tax net operating loss carryforwards, subject to certain limitations, expiring between 2000 and 2011; approximately $75 million of non-U.S. tax net operating loss carryforwards expiring in varying amounts beginning in 1997; and approximately $7 million in non-U.S. tax credits which expire in varying amounts between 1999 and 2009. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), the Company is required to record a deferred tax asset for the future tax benefit of these tax net operating loss carryforwards, as well as other items, if realization is "more likely than not." The 1995 Western Acquisition provided the Company with a greater critical mass with which to compete in the United States as it more than doubled the Company's United States revenue base. In addition, with the combination of Nowsco and Western, the Company has realized significant consolidation benefits. Management estimates that in excess of $64 million of overhead and redundant operating costs have been eliminated annually as a result of the combination of the three companies. Management has concluded that the Company's future taxable income will be sufficient over the remaining carryforward periods to realize the tax benefits represented by approximately $450 million of tax net operating loss carryforwards acquired with the acquisitions of Nowsco and Western and generated by the Company's operations prior to such acquisitions. Net tax benefits resulting from the acquisitions approximate $120 million and have been included as a deferred tax asset recognized in the purchase price allocation. Valuation allowances have been established for the benefits of the tax net operating loss carryforwards that are estimated to expire prior to their utilization.

     Capital expenditures for fiscal 1997 are projected to be approximately $75-80 million, excluding acquisitions, and are expected to include spending for continued geographic expansions of all service lines, construction of an additional coiled tubing vessel, additional capacity in certain high-margin locations and normal levels of replacement capital. In December 1996, the Company completed the acquisition of the remaining 51% interest in the Company's joint venture in Argentina for $13.5 million. The actual amount of fiscal 1997 capital expenditures will be primarily dependent upon the availability of expansion opportunities and will be funded by cash flows from operating activities and available credit facilities. Management believes cash flow from operating activities and available lines of credit, if necessary, will be sufficient to fund projected capital expenditures.

     This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the Company's prospects, developments and business strategies for its operations, all of which are subject to certain risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms and phrases such as "expect," "estimate," "project," "believe," and similar terms and phrases. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Stockholders of BJ Services Company:

     We have audited the accompanying consolidated statements of financial position of BJ Services Company and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed at
Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BJ Services Company and subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As described in Note 10 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions effective October 1, 1993 to conform with statement of Financial Accounting Standards No. 106.

DELOITTE & TOUCHE LLP
Houston, Texas
November 26, 1996

                              BJ SERVICES COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                  YEAR ENDED SEPTEMBER 30,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Revenue....................................................  $965,261     $633,660     $434,476
Operating Expenses:
  Cost of sales and services...............................   780,046      525,859      368,994
  Research and engineering.................................    17,094       12,299        8,621
  Marketing................................................    39,309       26,429       14,169
  General and administrative...............................    38,573       28,318       22,709
  Goodwill amortization....................................     7,910        3,266        1,298
  Unusual charges..........................................     7,425       17,200
                                                             --------     --------     --------
          Total operating expenses.........................   890,357      613,371      415,791
                                                             --------     --------     --------
Operating income...........................................    74,904       20,289       18,685
Interest expense...........................................   (26,948)     (15,164)      (7,383)
Interest income............................................     1,314          899          729
Other income -- net........................................     3,321        2,763          745
                                                             --------     --------     --------
Income before income taxes and cumulative effect of
  accounting change........................................    52,591        8,787       12,776
Income tax expense (benefit)...............................    12,105       (1,102)       2,006
                                                             --------     --------     --------
Income before cumulative effect of accounting change.......    40,486        9,889       10,770
Cumulative effect of change in accounting principle, net of
  tax benefit of $5,600,000................................                             (10,400)
                                                             --------     --------     --------
Net income.................................................  $ 40,486     $  9,889     $    370
                                                             ========     ========     ========
Earnings Per Share:
  Primary:
     Income per share before cumulative effect of
       accounting
       change..............................................  $   1.29     $    .46     $    .68
     Cumulative effect of change in accounting principle,
       net of tax..........................................                                (.66)
                                                             --------     --------     --------
     Primary earnings per share............................  $   1.29     $    .46     $    .02
                                                             ========     ========     ========
  Fully diluted:
     Income per share before cumulative effect of
       accounting
       change..............................................  $   1.26     $    .45     $    .68
     Cumulative effect of change in accounting principle,
       net of tax..........................................                                (.66)
                                                             --------     --------     --------
     Fully diluted earnings per share......................  $   1.26     $    .45     $    .02
                                                             ========     ========     ========
Weighted average shares outstanding:
  Primary..................................................    31,381       21,550       15,893
  Fully diluted............................................    32,159       21,749       15,893

                 See Notes to Consolidated Financial Statements

                              BJ SERVICES COMPANY

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                     ASSETS

                                                                            SEPTEMBER 30,
                                                                       -----------------------
                                                                          1996          1995
                                                                       ----------     --------
                                                                           (IN THOUSANDS)
Current Assets:
  Cash and cash equivalents..........................................  $    2,897     $  1,842
  Receivables, less allowance for doubtful accounts: 1996,
     $6,223,000; 1995, $7,483,000....................................     271,583      168,771
  Inventories:
     Finished goods..................................................      59,926       46,242
     Work in process.................................................       9,479        2,392
     Raw materials...................................................      17,696       18,217
                                                                       ----------     --------
          Total inventories..........................................      87,101       66,851
     Deferred income taxes...........................................      19,349        9,370
     Other current assets............................................      37,217       10,101
                                                                       ----------     --------
          Total current assets.......................................     418,147      256,935
Property:
  Land...............................................................      18,509       13,031
  Buildings..........................................................     134,862       83,205
  Machinery and equipment............................................     795,891      634,692
                                                                       ----------     --------
          Total property.............................................     949,262      730,928
  Less accumulated depreciation......................................     391,106      314,118
                                                                       ----------     --------
  Property -- net....................................................     558,156      416,810
Goodwill, net of amortization........................................     567,260      193,263
Deferred income taxes................................................     132,666      107,889
Investments and other assets.........................................      32,931       14,786
                                                                       ----------     --------
                                                                       $1,709,160     $989,683
                                                                       ==========     ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable -- trade..........................................  $  141,966     $ 85,675
  Short-term borrowings..............................................       2,488        2,000
  Current portion of long-term debt..................................      31,870       35,600
  Accrued employee compensation and benefits.........................      32,227       24,885
  Income taxes.......................................................       8,544        5,915
  Taxes other than income............................................       5,154        5,460
  Accrued insurance..................................................      13,282       12,867
  Other accrued liabilities..........................................      56,494       31,869
                                                                       ----------     --------
          Total current liabilities..................................     292,025      204,271
Long-term debt.......................................................     523,004      259,566
Deferred income taxes................................................      11,740       11,496
Accrued postretirement benefits......................................      26,067       25,146
Minority interest and other long-term liabilities....................      14,621       22,409
Commitments and contingencies
Stockholders' Equity:
  Preferred stock (authorized 5,000,000 shares)
  Common stock, $.10 par value (authorized 80,000,000 shares; issued and outstanding 1996 -- 38,088,781 shares, 1995 -- 27,951,784
     shares).........................................................       3,809        2,795
  Capital in excess of par...........................................     748,712      415,242
  Retained earnings..................................................      93,991       53,505
  Cumulative translation adjustment..................................      (1,623)      (4,747)
  Unearned compensation..............................................      (3,186)
                                                                       ----------     --------
          Total stockholders' equity.................................     841,703      466,795
                                                                       ----------     --------
                                                                       $1,709,160     $989,683
                                                                       ==========     ========

                 See Notes to Consolidated Financial Statements

                              BJ SERVICES COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                              CAPITAL                              CUMULATIVE
                                    COMMON   IN EXCESS     UNEARNED     RETAINED   TRANSLATION
                                    STOCK     OF PAR     COMPENSATION   EARNINGS   ADJUSTMENT    TOTAL
                                    ------   ---------   ------------   --------   ----------   --------
                                                               (IN THOUSANDS)
BALANCE, SEPTEMBER 30, 1993.......  $1,561   $ 149,889     $ (2,355)    $ 43,246    $ (5,209)   $187,132
Net income........................                                           370                     370
Issuance of stock for:
  Stock options...................      2          294                                               296
  Stock purchase plan.............      4          680                                               684
  Stock performance awards........                 944         (944)
Buyback of stock rights...........                (155)                                             (155)
Recognition of unearned
  compensation....................                              524                                  524
Revaluation of stock performance
  awards..........................                (312)         312
Cumulative translation
  adjustment......................                                                     1,076       1,076
                                    ------    --------      -------      -------     -------    --------
BALANCE, SEPTEMBER 30, 1994.......  1,567      151,340       (2,463)      43,616      (4,133)    189,927
Net income........................                                         9,889                   9,889
Issuance of stock for:
  Business acquisition............  1,204      262,347                                           263,551
  Stock options...................      2          535                                               537
  Stock purchase plan.............      5          733                                               738
  Stock performance awards........     17          287        1,803                                2,107
Recognition of unearned
  compensation....................                              660                                  660
Cumulative translation
  adjustment......................                                                      (614)       (614)
                                    ------    --------      -------      -------     -------    --------
BALANCE, SEPTEMBER 30, 1995.......  2,795      415,242                    53,505      (4,747)    466,795
Net income........................                                        40,486                  40,486
Issuance of stock for:
  Business acquisition............    978      322,086                                           323,064
  Stock options...................     31        5,985                                             6,016
  Stock purchase plan.............      5          908                                               913
  Stock performance awards........               4,491       (4,491)
Recognition of unearned
  compensation....................                            1,305                                1,305
Cumulative translation
  adjustment......................                                                     3,124       3,124
                                    ------    --------      -------      -------     -------    --------
BALANCE, SEPTEMBER 30, 1996.......  $3,809   $ 748,712     $ (3,186)    $ 93,991    $ (1,623)   $841,703
                                    ======    ========      =======      =======     =======    ========

                 See Notes to Consolidated Financial Statements

                              BJ SERVICES COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED SEPTEMBER 30,
                                                           ------------------------------------
                                                             1996          1995          1994
                                                           ---------     ---------     --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................. $  40,486     $   9,889     $    370
  Adjustments to reconcile net income to cash provided
     from operating activities:
     Cumulative effect of accounting change...............                               10,400
     Depreciation and amortization........................    66,050        42,064       25,335
     Net gain on disposal of assets.......................    (2,271)         (830)        (346)
     Recognition of unearned compensation.................     1,305         2,463          524
     Deferred income tax benefit..........................      (136)       (8,861)      (4,959)
     Unusual charge (noncash).............................     4,300         3,646
     Minority interest....................................       519           (29)         132
  Changes in:
     Receivables..........................................   (32,475)       (1,091)      (9,235)
     Accounts payable-trade...............................     8,620         7,707        8,417
     Inventories..........................................    (3,717)       (8,078)        (621)
     Other current assets and liabilities.................   (29,438)       (1,170)      (1,960)
     Other, net...........................................    (2,037)       (6,326)      (1,802)
                                                           ---------     ---------     --------
Net cash flows provided from operating activities.........    51,206        39,384       26,255
CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions........................................   (54,158)      (30,966)     (39,345)
Proceeds from disposal of assets..........................     4,805         5,393        2,588
Acquisitions of businesses, net of cash acquired..........  (586,282)     (203,313)      (2,000)
                                                           ---------     ---------     --------
Net cash used for investing activities....................  (635,635)     (228,886)     (38,757)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock....................   323,064
Proceeds from exercise of stock options and stock purchase
  grants..................................................     6,929         1,275          980
Proceeds from borrowings-net..............................   261,491       192,851       19,120
Principal payment on long-term notes......................    (6,000)       (6,000)      (6,000)
                                                           ---------     ---------     --------
Net cash flows provided from financing activities.........   585,484       188,126       14,100
Increase (decrease) in cash and cash equivalents..........     1,055        (1,376)       1,598
Cash and cash equivalents at beginning of year............     1,842         3,218        1,620
                                                           ---------     ---------     --------
Cash and cash equivalents at end of year.................. $   2,897     $   1,842     $  3,218
                                                           =========     =========     ========

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

     Certain amounts for 1995 and 1994 have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Earnings per share: Primary earnings per share are based on the weighted average number of shares outstanding during each period and the assumed exercise of dilutive stock options and warrants less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock for each of the periods presented.

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

     Inventories: Inventories, which consist principally of (a) products which are consumed in the Company's services provided to customers, (b) spare parts for equipment used in providing these services and (c) manufactured components and attachments for equipment used in providing services, are stated primarily at the lower of average cost or market.

     Property: Property is stated at cost less amounts provided for permanent impairments and includes capitalized interest of $200,000, $216,000 and $541,000 for the years ended September 30, 1996, 1995 and 1994, respectively, on funds borrowed to finance the construction of capital additions. Depreciation is generally provided using the straight-line method over the estimated useful lives of individual items. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the lease term.

     Goodwill: Goodwill represents the excess of cost over the fair value of the net assets of companies acquired in purchase transactions. Goodwill is being amortized on a straight-line method over periods ranging from 5 to 40 years. Accumulated amortization at September 30, 1996 and 1995 was $13,084,000 and $5,174,000, respectively. The Company utilizes undiscounted estimated cash flows to evaluate any possible impairment of goodwill.

     Investments: Investments in companies in which the Company's ownership interest ranges from 20 to 50 percent and the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method.

     Foreign currency translation: Gains and losses resulting from financial statement translation of foreign operations where the U.S. dollar is the functional currency are included in the consolidated statement of

                              BJ SERVICES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operations. Gains and losses resulting from financial statement translation of foreign operations where a foreign currency is the functional currency are included as a separate component of stockholders' equity. Except in Canada, the Company's foreign operations primarily use the U.S. dollar as the functional currency.

     Foreign exchange contracts: From time to time, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. Changes in market value are offset against foreign exchange gains or losses on the related assets or liabilities and are included in cost of sales and services. There were no foreign exchange contracts outstanding at September 30, 1996.

     Environmental remediation and compliance: Environmental remediation and compliance costs are accrued based on estimates of known environmental exposures. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.

     Impairment of long-lived assets: In fiscal 1996, the Company adopted the Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). This statement requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. SFAS 121's methodology of accounting is not materially different than the Company's previous policy; therefore, the adoption of SFAS 121 did not have a material impact on the Company's financial statements. In January 1996, the Company decided to decommission a stimulation vessel acquired from Western, the Renaissance. The vessel's hull will be sold in January 1997 with the proceeds to be used to reduce outstanding debt, while the vessel's stimulation equipment will be removed and redeployed to other of the Company's operating locations. The carrying value of the vessel of $20.4 million is recorded as an asset held for sale and is included in other current assets. The Company does not expect to record a loss on the sale of the hull and redeployment of the equipment from this vessel.

     Employee Stock-Based Compensation: In October 1995, Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") was issued. Under SFAS 123, the Company is permitted to either record expenses for stock options and other stock-based employee compensation plans based on their fair value at the date of grant or to continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 ("APB 25") and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. The Company currently follows APB 25; therefore, no compensation expense is recognized because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant. In fiscal 1997, when SFAS 123 is adopted, the Company will elect to continue to follow the current APB 25 accounting policies.

3. ACQUISITIONS OF BUSINESSES

     Nowsco: In June 1996, the Company completed the acquisition of Nowsco Well Service Ltd. ("Nowsco") for a total purchase price of $582.6 million (including transaction costs) in cash. The transaction may be summarized as follows (in thousands):

    Cash......................................................................  $576,361
    Transaction costs.........................................................     6,221
                                                                                --------
              Total consideration.............................................   582,582
    Net assets acquired.......................................................   188,587
                                                                                --------
              Goodwill........................................................  $393,995
                                                                                ========

                              BJ SERVICES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     This acquisition was accounted for using the purchase method of accounting. Accordingly, the results of Nowsco's operations are included in the statement of operations beginning July 1, 1996. The assets and liabilities of Nowsco have been recorded in the Company's statement of financial position at estimated fair market value on June 30, 1996 with the remaining purchase price reflected as goodwill, which is being amortized on a straight line basis over 40 years.

     Western: In April 1995, the Company acquired The Western Company of North America ("Western") for total consideration, including $7.2 million of transaction costs, of $511.4 million in cash, Company common stock and warrants to purchase Company common stock. The transaction may be summarized as follows (in thousands, except warrant and share amounts):

    Cash......................................................................  $247,880
    Stock issued (12,036,393 shares)..........................................   239,551
    Warrants issued (4,800,037 warrants)......................................    24,000
                                                                                --------
              Total consideration.............................................   511,431
    Net assets acquired.......................................................   335,891(1)
                                                                                --------
              Goodwill........................................................  $175,540
                                                                                ========

---------------

(1) Includes cash acquired of $44.5 million.

     This acquisition was accounted for using the purchase method of accounting. Accordingly, the results of Western are included in the statement of operations beginning April 1, 1995. The assets and liabilities of Western have been recorded in the statement of financial position at estimated fair market value on April 1, 1995 with the remaining purchase price reflected as goodwill, which is being amortized on a straight-line basis over 40 years.

     The following unaudited pro forma summary presents the consolidated results of operations, excluding estimated consolidation savings, of the Company for the years ended September 30, 1996 and 1995 as if the Nowsco and Western acquisitions and the related issuance of common stock discussed in Note 14 had occurred at the beginning of 1995 (in thousands, except per share amounts):

                                                                     1996           1995
                                                                  ----------     ----------
    Revenue.....................................................  $1,228,032     $1,146,851
    Net income..................................................      31,458          3,861
    Earnings per share:
      Primary...................................................         .81            .10
      Fully diluted.............................................         .80            .10

  Other:

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

     Each of these "other" acquisitions have been accounted for using the purchase method of accounting and, accordingly, any excess of the total consideration over the estimated fair value of the net assets acquired has been recorded as goodwill and is being amortized over periods ranging from 10 to 40 years. These

                              BJ SERVICES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acquisitions are not material to the Company's financial statements and therefore pro forma information is not presented.

4. UNUSUAL CHARGES

     During 1996, the Company recorded an unusual charge of $7.4 million ($.15 per share after-tax) for costs incurred in connection with the acquisition of Nowsco. The components of the unusual charge were as follows (in thousands):

                                                                                     BALANCE AT
                                                           1996        EXPENDED     SEPTEMBER 30,
                                                         PROVISION     TO DATE          1996
                                                         ---------     --------     -------------
    Interest...........................................   $ 1,917       $1,917         $
    Writeoff of bank fees (noncash)....................     1,622        1,622
    Asset writeoffs (noncash)..........................     1,212        1,212
    Severance and relocation...........................     1,357          499             858
    Legal and other....................................     1,317          709             608
                                                           ------       ------          ------
              Total....................................   $ 7,425       $5,959         $ 1,466
                                                           ======       ======          ======

     The interest charge represents the incremental interest accrued from the date of financing the Nowsco acquisition (June 13, 1996) to the date Nowsco's results were consolidated for financial reporting purposes (July 1, 1996). The bank fees represent a writeoff of the unamortized portion of the Company's prior credit facility which was replaced by the current credit facility to finance the Nowsco acquisition. Asset writeoffs include computer systems, inventory and other assets purchased in previous years which will not be used subsequent to the acquisition. The remaining portion of the unusual charge reflects severance costs of terminated BJ Services employees, relocation of personnel and equipment, legal fees and other costs which would not have been incurred had the acquisition of Nowsco not occurred.

     During 1995, the Company recorded an unusual charge of $17.2 million ($.52 per share after-tax) for costs incurred in connection with the acquisition of Western. The components of the unusual charge were as follows (in thousands):

                                                                               1995
                                                                             PROVISION
                                                                             ---------
        Facility closings..................................................   $  5,596(1)
        Change in control costs............................................      5,381
        Legal and other....................................................      4,047
        Severance costs....................................................      2,176
                                                                               -------
                  Total....................................................   $ 17,200
                                                                               =======

---------------

(1) Includes $3,646 noncash impairment of facilities.

     The Company and Western both operated facilities in many of the same locations. Management made the decision to close the duplicate facilities previously operated by BJ Services and retain those operated by Western. A provision was recorded to adjust the carrying value of these duplicate facilities to estimated net realizable value and accruals were recorded for the estimated costs associated with their closings, including maintenance of the facilities until their ultimate sale and relocation of assets. Substantially all of the duplicate facilities were closed as of September 30, 1995.

     The consummation of the Western acquisition triggered the change in control provision under the Company's 1990 Stock Incentive Plan. As a result, 168,547 performance units previously granted to the

                              BJ SERVICES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company's executive officers became fully vested and 168,547 shares of common stock were subsequently issued. The 1995 unusual charge includes an amount for the excess of the value of the performance units on the date of issuance over the estimated amount which otherwise was earned had the acquisition not occurred.

     The 1995 unusual charge also includes legal, severance of BJ employees and other merger-related costs that would not have been incurred had the acquisition of Western not occurred. All expenditures for such costs have been made as of September 30, 1996.

5. EARNINGS PER SHARE

     The following table presents information necessary to calculate earnings per share for the three years ended September 30, 1996 (in thousands, except per share amounts):

                                                             1996        1995        1994
                                                            -------     -------     -------
    Net income............................................  $40,486     $ 9,889     $   370
    Average primary common and common equivalent shares
      outstanding:
      Common stock........................................   30,594      21,376      15,665
      Common stock equivalents from assumed exercise of
         stock options....................................      613         174         228
      Common stock equivalents from assumed exercise of
         warrants.........................................      174
                                                            -------     -------     -------
                                                             31,381      21,550      15,893
                                                            -------     -------     -------
    Primary earnings per share............................  $  1.29     $   .46     $   .02
                                                            =======     =======     =======
    Average fully diluted common and common equivalent
      shares outstanding:
      Common stock........................................   30,594      21,376      15,665
      Common stock equivalents from assumed exercise of
         stock options....................................      739         373         228
      Common stock equivalents from assumed exercise of
         warrants.........................................      826
                                                            -------     -------     -------
                                                             32,159      21,749      15,893
                                                            -------     -------     -------
    Fully diluted earnings per share......................  $  1.26     $   .45     $   .02
                                                            =======     =======     =======

6. LONG-TERM DEBT AND BANK CREDIT FACILITIES

     Long-term debt at September 30, 1996 and 1995 consisted of the following (in thousands):

                                                                       1996         1995
                                                                     --------     --------
    Notes payable, banks...........................................  $416,413     $275,000
    9.2% notes due August 1998.....................................    12,000       18,000
    7% Series B Notes due 2006, net of discount....................   124,288
    Other..........................................................     2,173        2,166
                                                                     --------     --------
                                                                      554,874      295,166
    Less current maturities of long-term debt......................    31,870       35,600
                                                                     --------     --------
    Long-term debt.................................................  $523,004     $259,566
                                                                     ========     ========

                              BJ SERVICES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In June 1996, the Company canceled its existing credit facility and the outstanding borrowings were repaid with funds from a committed, unsecured credit facility ("New Bank Credit Facility") executed to accommodate the acquisition of Nowsco. The borrowers and guarantors under the New Bank Credit Facility, which was amended and restated in August, are the Company and three of its subsidiaries, BJ Services Company, U.S.A., BJ Service International, Inc. and BJ Services Company Middle East. Nowsco Well Service Ltd., the Company's Canadian subsidiary, is a borrower in Canadian dollars. The New Bank Credit Facility consists of a Canadian $320 million (approximately U.S. $234 million) six year term loan, which is repayable in 22 quarterly installments beginning in March 1997, and a five year U.S. $325 million revolving facility. Interest on outstanding borrowings is charged based on prevailing market rates. The Company is charged various fees in connection with the New Bank Credit Facility, including a commitment fee based on the average daily unused portion of the commitment. Commitment fees under the Company's credit facilities were $366,000, $207,000 and $16,000 for 1996, 1995 and 1994, respectively. At September 30,
1996, approximately $143 million was available to borrow under the revolver. Principal reductions of the term loan are due in aggregate installments of $25,870,000, $34,493,000, $44,102,000, $47,305,000 and $229,165,000 in the years ended September 30, 1997, 1998, 1999, 2000 and 2001, respectively.

     In addition to the committed facility, the Company had $100.0 million in various unsecured, discretionary lines of credit at September 30, 1996 which expire at various dates in 1997. There are no requirements for commitment fees or compensating balances in connection with these lines of credit. Interest on borrowings is based on prevailing market rates. At September 30, 1996 and 1995, there were $2.5 million and $2.0 million, respectively, in outstanding borrowings under these lines of credit.

     The weighted average interest rates on short-term borrowings outstanding as of September 30, 1996 and 1995 was 5.8% and 6.4%, respectively.

     In February 1996, in a transaction exempt from the registration requirements of the Securities Act of 1933, the Company issued $125.0 million of unsecured 7% Notes due 2006. Three of the Company's subsidiaries that are obligors with respect to the New Bank Credit Facility and the Company's 9.2% Notes due August 1, 1998, BJ Services Company, U.S.A., BJ Service International, Inc. and BJ Services Company Middle East (collectively, the "Guarantor Subsidiaries"), were guarantors of the 7% Notes. In August 1996, the 7% Notes were exchanged for 7% Series B Notes due 2006 (the "7% Series B Notes"). The form and terms of the 7% Series B Notes are identical, in all material respects, to the form and terms of the 7% Notes except that the 7% Series B Notes were issued in a transaction registered under the Securities Act of 1933. The net proceeds from the issuance of the 7% Notes ($123.3 million) were used by the Company to repay indebtedness outstanding under the term loan portion of the Company's then existing bank credit facility.

     In August 1991, the Company placed $30.0 million of unsecured notes (the "Notes") with private investors. The Notes bear interest at a fixed rate of 9.2% with principal payments due in five annual installments of $6.0 million the first of which was paid in August 1994. From October 1991 to May 1995, the Company entered into interest rate swap agreements which effectively converted the Notes from fixed rate debt with an interest rate of 9.2% to floating rate debt. The swap agreement was liquidated in May 1995 at a loss of $679,000. The agreements resulted in an average annual effective interest rate of 11.5% (excluding the loss) and 9.3% on the Notes for 1995 and 1994, respectively.

     At September 30, 1996, the Company had outstanding letters of credit and performance related bonds totaling $16.2 million and $21.5 million, respectively. The letters of credit are issued to guarantee various trade and insurance activities.

     The Company's debt agreements contain various customary covenants including maintenance of certain profitability and solvency ratios and restrictions on dividend payments, as defined in the New Bank Credit Facility. At September 30, 1996, the Company's debt to capitalization ratio exceeded 35%. As a result, the Company is prohibited, under its New Bank Credit Facility from making any dividend payments until such time as the ratio drops below 35%.

                              BJ SERVICES COMPANY

7. FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

     Cash and Cash Equivalents, Trade Receivables and Trade Payables: The carrying amount approximates fair value because of the short maturity of those instruments.

     Long-term Debt: Fair value is based on the rates currently available to the Company for debt with similar terms and average maturities. Other long-term debt consists of borrowings under the Company's Bank Credit Facility. The carrying amount of such borrowings approximates fair value as the individual borrowings bear interest at current market rates.

     The fair value of financial instruments which differed from their carrying value at September 30, 1996 and 1995 was as follows (in thousands):

                                                        1996                      1995
                                                ---------------------     --------------------
                                                CARRYING       FAIR       CARRYING      FAIR
                                                 AMOUNT       VALUE        AMOUNT       VALUE
                                                --------     --------     --------     -------
    9.2% Notes................................  $ 12,000     $ 12,460     $ 18,000     $19,100
    7.0% Series B Notes.......................   124,288      117,900

8. INCOME TAXES

     The geographical sources of income (loss) before income taxes for the three years ended September 30, 1996 were as follows (in thousands):

                                                           1996         1995         1994
                                                          -------     --------     --------
    United States.......................................  $(8,369)    $(31,879)    $(12,793)
    Foreign.............................................   60,960       40,666       25,569
                                                          -------     --------     --------
    Income before income taxes and cumulative effect of
      accounting change.................................  $52,591     $  8,787     $ 12,776
                                                          =======     ========     ========

     The provision (benefit) for income taxes for the three years ended September 30, 1996 is summarized below (in thousands):

                                                             1996        1995        1994
                                                            -------     -------     -------
    Current:
      United States.......................................  $           $           $
      Foreign.............................................   12,241       7,759       6,965
                                                            -------     -------     -------
              Total current...............................   12,241       7,759       6,965
    Deferred:
      United States.......................................   (1,616)     (8,336)     (2,831)
      Foreign.............................................    1,480        (525)     (2,128)
                                                            -------     -------     -------
              Total deferred..............................     (136)     (8,861)     (4,959)
                                                            -------     -------     -------
    Income tax expense (benefit)..........................  $12,105     $(1,102)    $ 2,006
                                                            =======     =======     =======

     The 1994 income tax provision included $1,867,000 of deferred foreign tax benefits related to the recognition of foreign net operating loss carryforwards which was reserved for in the valuation account at September 30, 1993.

                              BJ SERVICES COMPANY

     The consolidated effective income tax rates (as a percent of income (loss) before income taxes and cumulative effect of accounting change) for the three years ended September 30, 1996 varied from the United States statutory income tax rate for the reasons set forth below:

                                                                   1996     1995      1994
                                                                   ----     -----     -----
    Statutory rate...............................................  35.0%     35.0%     35.0%
    Foreign earnings at varying rates............................  (9.5)    (79.8)    (17.4)
    Amortization of excess tax basis over book basis resulting
      from separation from former parent.........................  (2.2)    (20.4)    (13.8)
    Changes in valuation reserve.................................                     (14.5)
    Changes in tax laws and tax rates............................  (1.3)
    Foreign income recognized domestically.......................   1.0      37.2      25.6
    Goodwill amortization........................................   4.8      10.3       1.3
    Nondeductible expenses.......................................   1.6       6.1       1.0
    Other -- net.................................................  (6.4)     (0.9)     (1.5)
                                                                   ----     -----     -----
                                                                   23.0%    (12.5)%    15.7%
                                                                   ====     =====     =====

     Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions in which the Company has operations. Generally, deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related asset or liability for financial reporting. The estimated deferred tax effect of temporary differences and carryforwards as of September 30, 1996 and 1995 were as follows (in thousands):

                                                                       1996         1995
                                                                     --------     --------
    Assets:
      Expenses accrued for financial reporting purposes, not yet deducted
         for tax...................................................  $ 49,313     $ 45,469
      Net operating loss carryforwards.............................   243,304      181,400
      Valuation allowance..........................................   (65,750)     (54,420)
                                                                     --------     --------
              Total deferred tax asset.............................   226,867      172,449
                                                                     ========     ========
    Liabilities:
      Differences in depreciable basis of property.................   (77,558)     (60,520)
      Income accrued for financial reporting purposes, not yet
         reported
         for tax...................................................    (9,034)      (6,166)
                                                                     --------     --------
    Total deferred tax liability...................................   (86,592)     (66,686)
                                                                     --------     --------
    Deferred tax asset.............................................  $140,275     $105,763
                                                                     ========     ========

     The net change in the deferred tax asset valuation allowance reflects purchase accounting adjustments made to reflect the anticipated future benefit of the combined net operating loss carryforwards of BJ Services and Nowsco. In 1996, the deferred tax valuation allowance was decreased by $20.0 million based on an increase in the projected taxable income following the combination of Western and BJ Services' U.S. operations. This decrease in the deferred tax valuation has been, and any subsequent decrease will be recorded as a reduction to goodwill.

                              BJ SERVICES COMPANY

     At September 30, 1996, the Company had approximately $585 million of U.S. tax net operating loss carryforwards expiring in varying amounts between 2000 and 2011. As a result of Western and Nowsco having experienced changes in control as defined in Internal Revenue Code Section 382 in prior years, and as a result of the merger of their U.S. operations with BJ Services, the usage of approximately $429 million of the tax net operating loss carryforwards is subject to an annual limitation. The Company does not believe, based on the information currently available, that it experienced a change of control as a result of the mergers. However, if the Company should determine at a later date that a change of control did occur, the effect, if any, of an annual limitation on the usage of BJ Services' tax net operating loss carryforwards would be immaterial. The potential impact that the annual limitation may have on the usage of the Western and Nowsco tax net operating loss carryforwards has been reflected in the deferred tax asset valuation allowance balance as of September 30, 1996.

     The Company also had approximately $81.5 million of foreign tax net operating loss carryforwards and approximately $7.0 million of foreign investment tax credit carryforwards as of September 30, 1996. $28.6 million of the foreign tax net operating loss carryforwards are not subject to an annual limitation and will carryforward indefinitely. The foreign investment tax credit carryforward and the remaining loss carryforward, if not used, will expire beginning in 1997. The potential impact of the expiration of foreign net operating loss and investment tax credit carryforwards has been reflected in the deferred tax asset valuation allowance balance as of September 30, 1996.

     The Company does not provide federal income taxes on the undistributed earnings of its foreign subsidiaries that the Company considers to be permanently reinvested in foreign operations. The cumulative amount of such undistributed earnings was approximately $208 million at September 30, 1996. If these earnings were to be remitted to the Company, any U.S. income taxes payable would be substantially reduced by foreign tax credits generated by the repatriation of the earnings.

9. GEOGRAPHIC INFORMATION

     The Company operates primarily in one business segment -- the oilfield services industry. Summarized information concerning geographic areas in which the Company operated at September 30, 1996, 1995 and 1994 and for each of the years then ended is shown as follows (in thousands):

                                     UNITED       LATIN
                                     STATES      AMERICA      EUROPE      OTHER        TOTAL
                                   ----------    --------    --------    --------    ----------
    1996:
      Revenue....................  $  547,620    $140,390    $127,111    $150,140    $  965,261
      Operating income...........      19,979      26,824      13,897      14,204        74,904
      Identifiable assets........   1,212,149     104,993     166,829     225,189     1,709,160
    1995:
      Revenue....................  $  345,922    $111,447    $104,840    $ 71,451    $  633,660
      Operating income (loss)....     (13,683)     22,095       4,942       6,935        20,289
      Identifiable assets........     624,545      88,655     201,838      74,645       989,683
    1994:
      Revenue....................  $  208,279    $ 75,745    $ 95,181    $ 55,271    $  434,476
      Operating income (loss)....      (2,634)      9,590       4,560       7,169        18,685
      Identifiable assets........     127,561      72,558     156,594      53,353       410,066

     Corporate general and administrative expense, research and engineering expense and certain other expenses related to worldwide manufacturing and other support functions benefit both domestic and international operations. An allocation of these expenses has been made to foreign areas based on total

                              BJ SERVICES COMPANY
revenues. The expenses allocated totaled $10,853,000, $8,357,000 and $6,847,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

10. EMPLOYEE BENEFIT PLANS

     The Company has a thrift plan whereby eligible employees elect to contribute from 2% to 12% of their base salaries to an employee benefit trust. Employee contributions are matched by the Company at the rate of $.50 per $1.00 up to 6% of the employee's base salary. In addition, the Company contributes between 2% and 5% of each employee's base salary depending on their age as of January 1 each year as a base contribution. Company matching contributions vest immediately while base contributions become fully vested after five years of employment. The Company's U.S. employees formerly employed by Western are covered under a thrift plan which was merged into the Company's thrift plan effective December 31, 1995. The Company's U.S. employees formerly employed by Nowsco are covered under a thrift plan which was merged into the Company's thrift plan effective October 1, 1996. The Company's contributions to these thrift plans amounted to $5,095,000, $2,862,000 and $2,551,000 in 1996, 1995 and
1994, respectively.

     The Company's U.S. employees formerly employed by Western with at least one year of service are also covered under a defined benefit pension plan as a carryover from the Western acquisition. Pension benefits are based on years of service and average compensation for each employee's five consecutive highest paid years during the last ten years worked. Benefits under the Western plan were frozen effective December 31, 1995 at which time all earned benefits were vested. Management has not yet made a decision on when to terminate the plan and therefore will fund the amounts necessary to meet minimum funding requirements under the Employees' Retirement Income Security Act, as amended. The funded status of this plan at September 30, 1996 and 1995 was as follows (in thousands):

                                                                        1996        1995
                                                                       -------     -------
    Vested benefit obligation........................................  $40,113     $39,669
                                                                       =======     =======
    Accumulated benefit obligation...................................  $40,113     $40,701
    Plan assets at fair value........................................   39,473      34,394
                                                                       -------     -------
    Benefit obligation in excess of plan assets......................      640       6,307
    Unrecognized gain................................................    2,241          71
                                                                       -------     -------
    Net pension liability............................................  $ 2,881     $ 6,378
                                                                       =======     =======

     Assumptions used in accounting for the Company's U.S. defined benefit plan were as follows:

        Weighted average discount rate........................................  7.5%
        Weighted average expected long-term rate of return on assets..........  9.0%

     Costs for the two years ended September 30, 1996 for the Company's U.S. defined benefit plan were as follows (in thousands):

                                                                        1996        1995
                                                                       -------     -------
    Service cost for benefits earned.................................  $   359     $   586
    Interest cost on projected benefit obligation....................    2,862       1,382
    Actual return on plan assets.....................................   (3,997)     (3,267)
    Net amortization and deferral....................................      862       1,916
                                                                       -------     -------
    Net pension cost.................................................  $    86     $   617
                                                                       =======     =======

                              BJ SERVICES COMPANY

     In addition, the Company sponsors defined benefit plans for foreign operations which cover substantially all employees in Canada, the United Kingdom and Venezuela. Due to differences in foreign pension laws and economics, the defined benefit plans are at least partially unfunded. The funded status of these plans at September 30, 1996 and 1995 was as follows (in thousands):

                                                                        1996        1995
                                                                      --------     -------
    Actuarial present value of:
      Vested benefit obligation.....................................  $ 39,594     $ 5,357
                                                                      ========     =======
      Accumulated benefit obligation................................  $ 42,535     $ 6,474
                                                                      ========     =======
    Projected benefit obligation....................................  $ 51,370     $ 9,846
    Plan assets at fair value.......................................   (46,969)     (6,718)
                                                                      --------     -------
    Projected benefit obligation in excess of plan assets...........     4,401       3,128
    Unrecognized loss...............................................    (2,218)     (1,093)
    Unrecognized transition asset, net of amortization..............       135         155
    Unrecognized prior service cost.................................      (366)       (253)
                                                                      --------     -------
    Net pension liability...........................................  $  1,952     $ 1,937
                                                                      ========     =======

     Assumptions used in accounting for the Company's international defined benefit pension plans were as follows:

        Weighted average discount rate.......................................  6-8%
        Weighted average rate of increase in future compensation.............  4-6%
        Weighted average expected long-term rate of return on assets.........  8-9%

     Combined costs for the Company's international defined benefit plans for the three years ended September 30, 1996 were as follows (in thousands):

                                                               1996        1995       1994
                                                              -------     ------     ------
    Net periodic foreign pension cost:
      Service cost for benefits earned......................  $ 2,836     $1,090     $  830
      Interest cost on projected benefit obligation.........    2,450        660        497
      Actual return on plan assets..........................   (2,719)      (617)       (45)
      Net amortization and deferral.........................      468        158       (391)
                                                              -------     ------     ------
    Net pension cost........................................  $ 3,035     $1,291     $  891
                                                              =======     ======     ======

     The Company also sponsors a plan whereby certain health care and life insurance benefits are provided for retired employees (primarily U.S.) and their eligible dependents if the employee meets specified age and service requirements. These plans are unfunded and the Company retains the right, subject to existing agreements, to modify or eliminate these plans.

     Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"). In accordance with the requirements of SFAS 106, the Company changed its accounting for postretirement benefits from a cash basis to an accrual basis over an employee's period of service. On October 1, 1993, the Company elected to immediately recognize the cumulative effect of the change in accounting principle of $16.0 million ($10.4 million after tax, or $.66 per share).

                              BJ SERVICES COMPANY

     Effective January 1, 1994 the Company amended its postretirement medical benefit plan to provide credits based on years of service which could be used to purchase coverage under the active employee plans. This change effectively caps the Company's health care inflation rate at a 4% increase per year. The reduction of approximately $5.7 million in the accumulated postretirement benefit obligation due to this amendment is being amortized over the average period of future service to the date of full eligibility for such postretirement benefits of the active employees. Postretirement medical benefit costs were $1,681,000, $946,000 and $639,000 in 1996, 1995 and 1994, respectively.

     Net periodic postretirement benefit costs for the three years ended September 30, 1996 included the following components (in thousands):

                                                                 1996       1995      1994
                                                                ------     ------     -----
    Service cost for benefits attributed to service during the
      period..................................................  $1,194     $  807     $ 512
    Interest cost on accumulated postretirement benefit
      obligation..............................................   1,381      1,033       798
    Amortization of prior service costs.......................    (894)      (894)     (671)
                                                                ------     ------     -----
    Net periodic postretirement benefit cost..................  $1,681     $  946     $ 639
                                                                ======     ======     =====

     The actuarial and recorded liabilities for these postretirement benefits were as follows at September 30, 1996 and 1995 (in thousands):

                                                                        1996        1995
                                                                       -------     -------
    Accumulated postretirement benefit obligation:
      Retirees.......................................................  $ 7,217     $ 7,680
      Fully eligible active plan participants........................    3,573       3,525
      Other active plan participants.................................   10,163       8,988
                                                                       -------     -------
                                                                        20,953      20,193
    Unrecognized cumulative net gain.................................    1,832         776
    Unrecognized prior service cost..................................    3,282       4,177
                                                                       -------     -------
    Accrued postretirement benefit liability.........................  $26,067     $25,146
                                                                       =======     =======

     The accumulated postretirement benefit obligation was determined using a discount rate of 7.5% and a health care cost trend rate of 4%, reflecting the "cap" discussed above. Increasing the assumed health care cost trend rates by one percentage point would not have a material impact on the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost because these benefits are effectively "capped" by the Company's 1994 plan amendment.

11. COMMITMENTS AND CONTINGENCIES

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

     Federal, state and local laws and regulations govern the Company's operation of underground fuel storage tanks. Rather than incur additional costs to restore and upgrade tanks as required by regulations, management has opted to remove the existing tanks. The Company is in the process of removing these tanks and has identified certain tanks with leaks which will require remedial cleanups. In addition, the Company is conducting a number of environmental investigations and remedial actions at current and former company locations and, along with other companies, has been named a potentially responsible party at 8 waste disposal

                              BJ SERVICES COMPANY
sites. The Company has established an accrual of $11,500,000 for such environmental matters which management believes to be its best estimate of the Company's portion of future costs to be incurred. The Company also maintains insurance for environmental liabilities which the Company believes is reasonable based on its knowledge of its industry.

     Lease Commitments: At September 30, 1996, the Company had long-term operating leases covering certain facilities and equipment with varying expiration dates. Minimum annual rental commitments for the years ended September 30, 1997, 1998, 1999, 2000 and 2001 are $20,308,000, $16,353,000,
$12,578,000, $9,270,000 and $7,187,000 respectively, and $39,968,000 in the aggregate thereafter.

12. SUPPLEMENTAL FINANCIAL INFORMATION

     Supplemental financial information for the three years ended September 30, 1996 is as follows (in thousands):

                                                            1996         1995        1994
                                                          --------     --------     -------
    Consolidated Statement of Operations:
      Research and development expense..................  $  7,157     $  6,801     $ 6,421
      Rent expense......................................    19,148       16,759      15,580
      Net foreign exchange gain (loss)..................      (214)       1,537        (762)
    Consolidated Statement of Cash Flows:
      Income taxes paid.................................  $ 11,768     $  5,980     $ 6,233
      Interest paid.....................................    24,533       12,798      10,330
      Details of acquisitions:
         Fair value of assets acquired..................   283,505      447,622       1,808
         Liabilities assumed............................    91,218      111,731         501
         Goodwill.......................................   393,995      175,540         693
         Cash paid for acquisitions, net of cash
           acquired.....................................   586,282      203,313       2,000

     In connection with the Western acquisition, in 1995 the Company issued $263,551,000 of common stock and warrants to Western stockholders.

     Other income -- net for the three years ended September 30, 1996 is summarized as follows (in thousands):

                                                                  1996       1995      1994
                                                                 ------     ------     ----
    Gain on sales of assets -- net.............................  $2,271     $  830     $346
    Gain on Argentine bonds....................................                         400
    Royalty income.............................................     785      1,385
    Dividend income............................................      82        430
    Other -- net...............................................     183        118       (1)
                                                                 ------     ------     ----
    Other income -- net........................................  $3,321     $2,763     $745
                                                                 ======     ======     ====

13. EMPLOYEE STOCK PLANS

     Stock Option Plans: The Company's 1990 Stock Incentive Plan and 1995 Incentive Plan (the "Plans") provide for the granting of options for the purchase of the Company's common stock ("Common Stock") and other performance based awards to officers, key employees and non employee directors of the Company. Such options vest over a three-year period and are exercisable for periods ranging from one to ten years. An aggregate of 3,000,000 shares of Common Stock have been reserved for grants, of which 957,058 were available at September 30, 1996.

                              BJ SERVICES COMPANY

     Stock option activity under the Company's Plans for the three years ended September 30, 1996 is summarized below (in thousands, except per share prices):

               NUMBER OF SHARES                                    1996      1995      1994
               ----------------                                    -----     -----     ----
    Stock options outstanding, beginning of year.................. 1,435       767     621
    Changes during the year:
      Granted (per share):
         1996, $22.75 to $38.38...................................   322
         1995, $16.89 to $21.62...................................             697
         1994, $19.63 to $22.75...................................                     188
      Exercised/surrendered (per share):
         1996, $13.63 to $23.25...................................  (375)
         1995, $16.28 to $21.62...................................             (29)
         1994, $13.63 to $23.25...................................                     (42 )
                                                                   -----     -----     ---
    Stock options outstanding, end of year (per share: $12.00 to
      $38.38)..................................................... 1,382     1,435     767
                                                                   =====     =====     ===
    Stock options exercisable, end of year (per share: $12.00 to
      $23.25).....................................................   457       630     417
                                                                   =====     =====     ===

     Pursuant to the terms of the 1990 Stock Incentive Plan, during 1993 through 1996 the Company also issued a total of 332,922 Performance Units ("Units") to officers of the Company. Each Unit represents the right to receive from the Company at the end of a stipulated period one unrestricted share of Common Stock, contingent upon achievement of certain financial performance goals over the stipulated period. Should the Company fail to achieve the specific financial goals as set by the Executive Compensation Committee of the Board of Directors, the Units are canceled and the related shares revert to the Company for reissuance under the plan. The aggregate fair market value of the underlying shares granted under this plan is considered unearned compensation at the time of grant and is adjusted annually based on the current market price for the Company's Common Stock. Compensation expense is determined based on management's current estimate of the likelihood of meeting the specific financial goals and charged ratably over the stipulated period. In connection with the acquisition of Western, which triggered certain change of control provisions in the Company's 1990 Stock Incentive Plan, a total of 168,547 Units were converted into Common Stock and issued to officers, and 51,769 Units were canceled. The difference between the amount accrued as of the acquisition date and the value of the shares issued has been reflected as an unusual charge in the accompanying financial statements (see Note 4). As of September 30, 1996 there were 112,606 Units outstanding.

     Stock Purchase Plan: The Company's 1990 Employee Stock Purchase Plan (the "Purchase Plan") is a plan under which all employees may purchase shares of the Company's Common Stock at 85% of market value on the first or last business day of the twelve-month plan period beginning each October, whichever is lower. Such purchases are limited to 10% of the employee's regular pay. A maximum aggregate of 750,000 shares has been reserved under the Purchase Plan, 521,386 of which were available for future purchase at September 30, 1996. In October 1996, 78,503 shares were purchased at $21.46 per share.

14. STOCKHOLDERS' EQUITY

     On July 1, 1996, the Company issued 9,775,000 shares of common stock through a public offering. The net proceeds of $323.1 million were used to repay indebtedness incurred to fund the Nowsco acquisition.

     Stockholder Rights Plan: The Company has a Stockholder Rights Plan (the "Rights Plan") designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. Under this plan, each outstanding share of the

                              BJ SERVICES COMPANY

Company's Common Stock includes one preferred share purchase right ("Right") which becomes exercisable under certain circumstances, including when beneficial ownership of the Company's Common Stock by any person, or group, equals or exceeds 15% of the Company's outstanding Common Stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $150, subject to adjustment under certain circumstances. Upon the occurrence of certain events specified in the Rights Plan, each holder of a Right (other than an Acquiring Person) will have the right, upon exercise of such Right, to receive that number of shares of common stock of the Company (or the surviving corporation) that, at the time of such transaction, would have a market price of two times the purchase price of the Right. No shares of Series A Junior Participating Preferred Stock have been issued by the Company at September 30, 1996.

     In January 1994, the former rights plan was triggered and the Company redeemed all of the preferred share purchase rights issued under its Stockholder Rights agreement to acquire Series One Junior Participating Preferred Stock. The Rights were redeemed at a price of $.01 per Right, a total cost to the Company of $155,000.

     Stock Purchase Warrants: In connection with the acquisition of Western (See
Note 3), the Company issued 4,800,037 stock purchase warrants ("Warrants"). The Warrants were issued on April 14, 1995 at an initial value of $5.00 per Warrant. Each Warrant represents the right to purchase one share of the Company's common stock at an exercise price of $30, until the expiration date of April 13, 2000. As of September 30, 1996, no Warrants had been exercised.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                           FISCAL
                                   FIRST        SECOND       THIRD          FOURTH          YEAR
                                  QUARTER      QUARTER      QUARTER        QUARTER         TOTAL
                                  --------     --------     --------       --------       --------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Fiscal Year 1996:
Revenue.......................... $206,501     $200,794     $220,960       $337,006       $965,261
Gross profit(a)..................   35,671       29,773       38,553         64,124        168,121
Net income.......................    9,145        4,423        9,072 (b)     17,846(c)      40,486
Net income per share:
  Primary........................      .32          .15          .31 (b)        .45(c)        1.29
  Fully diluted..................      .32          .15          .31 (b)        .45(c)        1.26
Fiscal Year 1995:
Revenue.......................... $119,415     $106,668     $199,542       $208,035       $633,660
Gross profit(a)..................   17,753       13,788       28,782         35,179         95,502
Net income (loss)................    4,744        1,378       (5,848)(d)      9,615(e)(f)    9,889
Net income (loss) per share:
  Primary........................      .30          .09         (.22)(d)        .34(e)(f)      .46
  Fully diluted..................      .30          .09         (.22)(d)        .34(e)(f)      .45

---------------

(a) Represents revenue less cost of sales and services and research and engineering expenses.

(b) Includes $3.5 million ($2.3 million after tax or $.08 per share) unusual charge resulting from the acquisition of Nowsco. See Note 4.

(c) Includes $3.9 million ($2.5 million after tax or $.06 per share) unusual charge resulting from the acquisition of Nowsco. See Note 4.

(d) Includes $16 million ($10.4 million after tax or $.40 per share) unusual charge resulting from the acquisition of Western. See Note 4.

(e) Includes $1.2 million ($.8 million after tax or $.03 per share) unusual charge resulting from the acquisition of Western. See Note 4.

(f) Includes $1.5 million ($.05 per share) of nonrecurring tax benefits.

                              BJ SERVICES COMPANY

16. SUPPLEMENTAL GUARANTOR INFORMATION

     As discussed in Note 6, each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the 7% Series B Notes.
Substantially all of the Company's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Company's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the 7% Series B Notes. Although holders of the 7% Series B Notes will be direct creditors of the Company's principal direct subsidiaries by virtue of the guarantees, the Company has subsidiaries ("Non-Guarantor Subsidiaries") that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the 7% Series B Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Company, including the holders of the 7% Series B Notes.

     The following supplemental consolidating condensed financial statements present:

          1. Consolidating condensed statements of financial position as of September 30, 1996 and September 30, 1995, consolidating condensed statements of operations for each of the years ended September 30, 1996, 1995 and 1994 and consolidating condensed statements of cash flows for each of the years ended September 30, 1996, 1995 and 1994.

          2. BJ Services Company (the "Parent"), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method.

          3. Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

Management does not believe that separate financial statements of the Guarantor Subsidiaries of the 7% Series B Notes are material to investors in the 7% Series B Notes.

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                         YEAR ENDED SEPTEMBER 30, 1996
                                 (IN THOUSANDS)

                                                      COMBINED       COMBINED
                                                     GUARANTOR     NONGUARANTOR
                                          PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                          -------   ------------   ------------   ------------   ------------
Revenue.................................  $           $595,873       $411,471       $(42,083)      $965,261
Operating expenses:
  Cost of sales and services............               502,575        319,554        (42,083)       780,046
  Research and engineering..............                15,241          1,853                        17,094
  Marketing.............................                30,210          9,099                        39,309
  General and administrative............                23,705         14,868                        38,573
  Goodwill amortization.................                   468          7,442                         7,910
  Unusual charge........................                 5,369          2,056                         7,425
                                          -------     --------       --------       --------       --------
          Total operating expenses......               577,568        354,872        (42,083)       890,357
                                          -------     --------       --------       --------       --------
Operating income........................                18,305         56,599                        74,904
Interest income.........................                 1,590          2,618         (2,894)         1,314
Interest expense........................               (23,616)        (6,226)         2,894        (26,948)
Income from equity investees............   40,486       39,562                       (80,048)
Other income-net........................                 2,103          1,218                         3,321
                                          -------     --------       --------       --------       --------
Income before income taxes..............   40,486       37,944         54,209        (80,048)        52,591
Income tax expense (benefit)............                (2,542)        14,647                        12,105
                                          -------     --------       --------       --------       --------
Net income..............................  $40,486     $ 40,486       $ 39,562       $(80,048)      $ 40,486
                                          =======     ========       ========       ========       ========

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                         YEAR ENDED SEPTEMBER 30, 1995
                                 (IN THOUSANDS)

                                                      COMBINED       COMBINED
                                                     GUARANTOR     NONGUARANTOR
                                           PARENT   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           ------   ------------   ------------   ------------   ------------
Revenue..................................  $          $392,207       $267,755       $(26,302)      $633,660
Operating expenses:
  Cost of sales and services.............              345,937        206,224        (26,302)       525,859
  Research and engineering...............               11,505            794                        12,299
  Marketing..............................               19,146          7,283                        26,429
  General and administrative.............               16,055         12,263                        28,318
  Goodwill amortization..................                2,573            693                         3,266
  Unusual charge.........................               17,200                                       17,200
                                           ------     --------       --------       --------       --------
          Total operating expenses.......              412,416        227,257        (26,302)       613,371
                                           ------     --------       --------       --------       --------
Operating income (loss)..................              (20,209)        40,498                        20,289
Interest income..........................                1,384            672         (1,157)           899
Interest expense.........................              (12,090)        (4,231)         1,157        (15,164)
Income from equity investees.............   9,889       29,373                       (39,262)
Other income-net.........................                2,683             80                         2,763
                                           ------     --------       --------       --------       --------
Income before income taxes...............   9,889        1,141         37,019        (39,262)         8,787
Income tax expense (benefit).............               (8,748)         7,646                        (1,102)
                                           ------     --------       --------       --------       --------
Net income...............................  $9,889     $  9,889       $ 29,373       $(39,262)      $  9,889
                                           ======     ========       ========       ========       ========

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                         YEAR ENDED SEPTEMBER 30, 1994
                                 (IN THOUSANDS)

                                                       COMBINED       COMBINED
                                                      GUARANTOR     NONGUARANTOR
                                            PARENT   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                            ------   ------------   ------------   ------------   ------------
Revenue...................................   $         $249,716       $209,909       $(25,149)      $434,476
Operating expenses:
  Cost of sales and services..............              228,071        166,072        (25,149)       368,994
  Research and engineering................                7,671            950                         8,621
  Marketing...............................                8,608          5,561                        14,169
  General and administrative..............               12,025         10,684                        22,709
  Goodwill amortization...................                1,274             24                         1,298
                                             ----      --------       --------       --------       --------
          Total operating expenses........              257,649        183,291        (25,149)       415,791
                                             ----      --------       --------       --------       --------
Operating income (loss)...................               (7,933)        26,618                        18,685
Interest income...........................                2,869                        (2,140)           729
Interest expense..........................               (6,685)        (2,838)         2,140         (7,383)
Income from equity investees..............    370        17,504                       (17,874)
Other income (expense) -- net.............                1,830         (1,085)                          745
                                             ----      --------       --------       --------       --------
Income before income taxes and cumulative
  effect of accounting change.............    370         7,585         22,695        (17,874)        12,776
Income tax expense (benefit)..............               (3,185)         5,191                         2,006
                                             ----      --------       --------       --------       --------
Income before cumulative effect
  of accounting change....................    370        10,770         17,504        (17,874)        10,770
Cumulative effect of change in
  accounting principle, net of tax........              (10,400)                                     (10,400)
                                             ----      --------       --------       --------       --------
Net income................................   $370      $    370       $ 17,504       $(17,874)      $    370
                                             ====      ========       ========       ========       ========

      SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION
                               SEPTEMBER 30, 1996
                                 (IN THOUSANDS)

                                     ASSETS

                                                      COMBINED       COMBINED
                                                     GUARANTOR     NONGUARANTOR
                                          PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                         --------   ------------   ------------   ------------   ------------
Current assets:
  Cash and cash equivalents............  $            $  2,897       $              $              $    2,897
  Receivables -- net...................                109,110        162,473                         271,583
  Inventories -- net...................                 39,222         47,879                          87,101
  Deferred income taxes................                 19,349                                         19,349
  Other current assets.................                  5,379         31,838                          37,217
                                         --------     --------       --------       ---------      ----------
          Total current assets.........                175,957        242,190                         418,147
  Investment in subsidiaries...........   213,404      150,339                       (363,743)
  Intercompany advances -- net.........   628,979                                    (628,979)
  Property -- net......................                292,075        266,081                         558,156
  Deferred income taxes................                112,574         20,092                         132,666
  Goodwill and other assets............                185,018        415,173                         600,191
                                         --------     --------       --------       ---------      ----------
          Total assets.................  $842,383     $915,963       $943,536       $(992,722)     $1,709,160
                                         ========     ========       ========       =========      ==========
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................  $            $ 78,740       $ 63,226       $              $  141,966
  Short-term borrowings and current
     portion of long-term debt.........                  6,015         28,343                          34,358
  Accrued employee compensation and
     benefits..........................                 20,548         11,679                          32,227
  Income and other taxes...............                  2,635         11,063                          13,698
  Other accrued liabilities............       680       35,428         33,668                          69,776
                                         --------     --------       --------       ---------      ----------
          Total current liabilities....       680      143,366        147,979                         292,025
Long-term debt.........................                276,461        246,543                         523,004
Deferred income taxes..................                                11,740                          11,740
Accrued post retirement benefits and
  other................................                 39,343          1,345                          40,688
Intercompany advances -- net...........                243,389        385,590        (628,979)
Stockholders' equity...................   841,703      213,404        150,339        (363,743)        841,703
                                         --------     --------       --------       ---------      ----------
          Total liabilities and
            stockholders' equity.......  $842,383     $915,963       $943,536       $(992,722)     $1,709,160
                                         ========     ========       ========       =========      ==========

      SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF FINANCIAL POSITION
                               SEPTEMBER 30, 1995
                                 (IN THOUSANDS)

                                     ASSETS

                                                      COMBINED       COMBINED
                                                     GUARANTOR     NONGUARANTOR
                                          PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                         --------   ------------   ------------   ------------   ------------
Current assets:
  Cash and cash equivalents............  $            $  1,842       $             $               $  1,842
  Receivables -- net...................                 87,118         81,653                       168,771
  Inventories -- net...................                 38,463         28,388                        66,851
  Deferred income taxes................                  9,370                                        9,370
  Other current assets.................                  3,163          6,938                        10,101
                                         --------     --------       --------       ---------      --------
          Total current assets.........                139,956        116,979                       256,935
Investment in subsidiaries.............   171,612      107,653                       (279,265)
Intercompany advances..................   296,156                                    (296,156)
Property -- net........................                261,713        155,097                       416,810
Deferred income taxes..................                 92,447         15,442                       107,889
Goodwill and other assets..............                205,403          2,646                       208,049
                                         --------     --------       --------       ---------      --------
          Total assets.................  $467,768     $807,172       $290,164      $ (575,421)     $989,683
                                         ========     ========       ========       =========      ========
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................  $            $ 60,677       $ 24,998      $               $ 85,675
  Short-term borrowings and current
     portion of long-term debt.........                 37,600                                       37,600
  Accrued employee compensation and
     benefits..........................                 16,277          8,608                        24,885
  Income and other taxes...............         7        4,097          7,271                        11,375
  Other accrued liabilities............       966       29,959         16,648          (2,837)       44,736
                                         --------     --------       --------       ---------      --------
          Total current liabilities....       973      148,610         57,525          (2,837)      204,271
Long-term debt.........................                222,566         37,000                       259,566
Deferred income taxes..................                  2,248          9,248                        11,496
Accrued post retirement benefits and
  other................................                 46,902            653                        47,555
Intercompany advances -- net...........                215,234         78,085        (293,319)
Stockholders' equity...................   466,795      171,612        107,653        (279,265)      466,795
                                         --------     --------       --------       ---------      --------
          Total liabilities and
            stockholders' equity.......  $467,768     $807,172       $290,164      $ (575,421)     $989,683
                                         ========     ========       ========       =========      ========

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                         YEAR ENDED SEPTEMBER 30, 1996
                                 (IN THOUSANDS)

                                                      COMBINED       COMBINED
                                                     GUARANTOR     NONGUARANTOR
                                         PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                        ---------   ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................  $40,486...    $ 40,486       $ 39,562       $(80,048)     $   40,486
Adjustments to reconcile net income to
  cash provided by (used for)
  operating activities:
  Depreciation and amortization.......                  31,830         34,220                         66,050
  Net gain on disposal of assets......                     (14)        (2,257)                        (2,271)
  Recognition of unearned
     compensation.....................                   1,305                                         1,305
  Deferred income taxes (benefit).....                                   (136)                          (136)
  Unusual charge (noncash)............                   2,397          1,903                          4,300
  Income of equity investees..........    (40,486)     (39,562)                       80,048
Changes in:
  Receivables.........................                 (21,992)       (10,483)                       (32,475)
  Accounts payable....................                  18,063         (9,443)                         8,620
  Inventories.........................                    (759)        (2,958)                        (3,717)
  Other current assets and
     liabilities......................       (293)     (13,616)       (18,569)         3,040         (29,438)
  Advances, net.......................   (329,700)      13,683        319,057         (3,040)
  Other, net..........................                 (30,212)        28,694                         (1,518)
                                        ---------     --------       --------       --------       ---------
          Net cash provided by (used
            for) operating
            activities................   (329,993)       1,609        379,590                         51,206
CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions....................                 (24,777)       (29,381)                       (54,158)
Proceeds from disposal of assets......                   1,913          2,892                          4,805
Acquisition of business, net of cash
  acquired............................                               (586,282)                      (586,282)
                                        ---------     --------       --------       --------       ---------
          Net cash used for investing
            activities................                 (22,864)      (612,771)                      (635,635)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock.......    329,993                                                    329,993
Proceeds from borrowings-net..........                  22,310        233,181                        255,491
                                        ---------     --------       --------       --------       ---------
Net cash provided by financing
  activities..........................    329,993       22,310        233,181                        585,484
Increase in cash and cash
  equivalents.........................                   1,055                                         1,055
Cash and cash equivalents at beginning
  of period...........................                   1,842                                         1,842
                                        ---------     --------       --------       --------       ---------
Cash and cash equivalents at end
  of period...........................  $             $  2,897       $              $             $    2,897
                                        =========     ========       ========       ========       =========

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                         YEAR ENDED SEPTEMBER 30, 1995
                                 (IN THOUSANDS)

                                                      COMBINED       COMBINED
                                                     GUARANTOR     NONGUARANTOR
                                          PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                          -------   ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..............................  $ 9,889    $     9,889     $ 29,373       $(39,262)     $    9,889
Adjustments to reconcile net income to
  cash provided by operating activities:
  Unusual charge (noncash)..............                   3,646                                       3,646
  Depreciation and amortization.........                  22,688       19,376                         42,064
  Net gain on disposal of assets........                     (27)        (803)                          (830)
  Recognition of unearned
     compensation.......................                   2,463                                       2,463
  Deferred income taxes (benefit).......                  (8,336)        (525)                        (8,861)
  Income of equity investees............   (9,889)       (29,373)                     39,262
Changes in:
  Receivables...........................                  21,894      (22,985)                        (1,091)
  Accounts payable......................                   3,506        4,201                          7,707
  Inventories...........................                      83       (8,161)                        (8,078)
  Other current assets and
     liabilities........................      966        (10,224)      10,199         (2,111)         (1,170)
  Other, net............................   (2,241)         2,167       (8,392)         2,111          (6,355)
                                          -------      ---------     --------       --------       ---------
          Net cash provided by (used
            for) operating activities...   (1,275)        18,376       22,283                         39,384
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions....................                  (8,263)     (22,703)                       (30,966)
  Proceeds from disposal of assets......                   2,662        2,731                          5,393
  Acquisition on business, net of cash
     acquired...........................                (203,313)                                   (203,313)
                                          -------      ---------     --------       --------       ---------
          Net cash used for investing
            activities..................                (208,914)     (19,972)                      (228,886)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock.........    1,275                                                      1,275
Proceeds from (reduction of)
  borrowings -- net.....................                 189,162       (2,311)                       186,851
                                          -------      ---------     --------       --------       ---------
          Net cash provided by (used
            for) financing activities...    1,275        189,162       (2,311)                       188,126
Increase in cash and cash equivalents...                  (1,376)                                     (1,376)
Cash and cash equivalents at beginning
  of period.............................                   3,218                                       3,218
                                          -------      ---------     --------       --------       ---------
Cash and cash equivalents at end of
  period................................  $          $     1,842     $              $             $    1,842
                                          =======      =========     ========       ========       =========

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                         YEAR ENDED SEPTEMBER 30, 1994
                                 (IN THOUSANDS)

                                                      COMBINED       COMBINED
                                                     GUARANTOR     NONGUARANTOR
                                           PARENT   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           ------   ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................  $  370     $    370       $ 17,504       $(17,874)      $    370
Adjustments to reconcile net income to
  cash provided by operating activities:
  Cumulative effect of accounting
     change..............................               10,400                                       10,400
  Depreciation and amortization..........                9,988         15,347                        25,335
  Net gain on disposal of assets.........                 (148)          (198)                         (346)
  Recognition of unearned compensation...                  524                                          524
  Deferred income taxes (benefit)........               (2,831)        (2,128)                       (4,959)
  Income of equity investees.............    (370)     (17,504)                       17,874
Changes in:
  Receivables............................               (2,666)        (6,569)                       (9,235)
  Accounts payable.......................                5,165          3,252                         8,417
  Inventories............................                   57           (678)                         (621)
  Other current assets and liabilities...               (2,786)         1,298           (472)        (1,960)
  Other, net.............................    (980)       2,975         (4,137)           472         (1,670)
                                            -----     --------       --------       --------       --------
          Net cash provided by (used for)
            operating activities.........    (980)       3,544         23,691                        26,255
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions.....................              (13,343)       (26,002)                      (39,345)
  Proceeds from disposal of assets.......                1,059          1,529                         2,588
  Acquisition of business, net of cash
     acquired............................                              (2,000)                       (2,000)
                                            -----     --------       --------       --------       --------
          Net cash used for investing
            activities...................              (12,284)       (26,473)                      (38,757)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock........     980                                                       980
  Proceeds from borrowings -- net........               10,338          2,782                        13,120
                                            -----     --------       --------       --------       --------
          Net cash provided by financing
            activities...................     980       10,388          2,782                        14,100
Increase in cash and cash equivalents....                1,598                                        1,598
Cash and cash equivalents at beginning of
  period.................................                1,620                                        1,620
                                            -----     --------       --------       --------       --------
Cash and cash equivalents at end of
  period.................................  $          $  3,218       $              $              $  3,218
                                            =====     ========       ========       ========       ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors of the Company is set forth in the section entitled "Election of Directors" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 23, 1997 which section is incorporated herein by reference. For information regarding executive officers of the Company, see page 9 hereof. Information concerning compliance with Section 16(a) of the Exchange Act is set forth in the section entitled "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 23, 1997, which section is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information for this item is set forth in the sections entitled "Executive Compensation" and "Severance Agreements" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 23, 1997, which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information for this item is set forth in the sections entitled "Voting Securities" and "Election of Directors" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 23, 1997, which sections are incorporated herein by reference.

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

                                                                               PAGE IN THIS
                                                                                FORM 10-K
                                                                               ------------
        Independent Auditors' Report.........................................        18
        Consolidated Statement of Operations for the years ended September
          30, 1994, 1995 and 1996............................................        19
        Consolidated Statement of Financial Position as of September 30, 1995
          and 1996...........................................................        20
        Consolidated Statement of Stockholders' Equity for the years ended
          September 30, 1994, 1995 and 1996..................................        21
        Consolidated Statement of Cash Flows for the years ended September
          30, 1994, 1995 and 1996............................................        22
        Notes to Consolidated Financial Statements...........................        23

        BJ Services Company U.S.A., BJ Service International, Inc., and BJ Services Company Middle East (the "Subsidiary Guarantors") have jointly and severally and fully and unconditionally guaranteed the Company's 7% Notes due 2006. Consolidating condensed financial information for the Subsidiary Guarantors is included in the Notes to Consolidated Financial Statements. The Subsidiary Guarantors are wholly owned subsidiaries of the Company, and separate financial statements for the Subsidiary Guarantors are not presented because the Company has determined that they are not material to investors.

     (2) Financial Statement Schedule:

        SCHEDULE                                                                      PAGE
         NUMBER                        DESCRIPTION OF SCHEDULE                       NUMBER
        --------   ----------------------------------------------------------------  ------
            II     Valuation and Qualifying Accounts                                    53

        All other financial statement schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported is included in the consolidated financial statements and notes thereto.

(b) The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1996.

     (3) Exhibits:

      EXHIBIT
       NUMBER                                 DESCRIPTION OF EXHIBIT
-------------------- ------------------------------------------------------------------------
         2.1         -- Agreement and Plan of Merger dated as of November 17, 1994 ("Merger
                        Agreement"), among BJ Services Company, WCNA Acquisition Corp. and
                        The Western Company of North America (filed as Exhibit 2.1 to the
                        Company's annual report on Form 10-K for the year ended September 30,
                        1995, and incorporated herein by reference).
         2.2         -- First Amendment to Agreement and Plan of Merger dated March 7, 1995, among BJ Services Company, WCNA Acquisition Corp. and The Western
                        Company of North America (filed as Exhibit 2.2 to the Company's annual report on Form 10-K for the year ended September 30, 1995, and incorporated herein by reference).
        *3.1         -- Certificate of Incorporation, as amended.
        *3.2         -- Certificate of Designation of Series A Junior Participating Preferred
                        Stock, as amended.
        *3.3         -- Bylaws of the Company, as amended.
         4.1         -- Specimen form of certificate for the Common Stock (filed as Exhibit
                        4.1 to the Company's Registration Statement on Form S-1 (Reg. No.
                        33-35187) and incorporated herein by reference).
         4.2         -- Amended and Restated Rights Agreement dated as of September 26, 1996, between the Company and First Chicago Trust Company of New York, as
                        Rights Agent (filed as Exhibit 4.1 to the Company's Form 8-K dated
                        October 21, 1996 and incorporated herein by reference).
         4.3         -- Indenture between The Western Company of North America and United
                        States Trust Company of New York, Trustee, dated as of November 15,
                        1992, which includes the form of 12 7/8% Senior Note due 2002 as an
                        Exhibit thereto (filed as Exhibit to Registration Statement of
                        Western on Form S-2 (Reg. No. 33-51852), and incorporated herein by reference).
         4.4         -- First Supplemental Indenture, dated March 2, 1994, to Indenture, dated as of November 15, 1992, between The Western Company of North
                        America and United States Trust Company of New York, Trustee (filed as Exhibit to Form 10-K of Western for the year ended December 31,
                        1993, and incorporated herein by reference).
         4.5         -- Second Supplemental Indenture, dated as of April 13, 1995, to
                        Indenture dated as of November 15, 1992, between The Western Company of North America, BJ Services Company and United States Trust Company
                        of New York, Trustee (filed as Exhibit 10.5 to Post-Effective
                        Amendment No. 1 to Registration Statement on Form S-4 (Reg. No.
                        33-58017), and incorporated herein by reference).
         4.6         -- Warrant Agreement with respect to the Company's warrants to purchase common stock (filed as Exhibit 4.6 to the Company's annual report on
                        Form 10-K for the year ended September 30, 1995, and incorporated herein by reference).
        10.1         -- Relationship Agreement dated as of July 20, 1990, between the Company and Baker Hughes Incorporated (filed as Exhibit 10.1 to the Company's
                        Registration Statement on Form S-1 (Reg. No. 33-35187) and
                        incorporated herein by reference).
        10.2         -- Tax Allocation Agreement dated as of July 20, 1990, between the
                        Company and Baker Hughes Incorporated (included as Exhibit A to
                        Exhibit 10.1) (filed as Exhibit 10.2 to the Company's Registration
                        Statement on Form S-1 (Reg. No. 33-35187) and incorporated herein by reference).

      EXHIBIT
       NUMBER                                 DESCRIPTION OF EXHIBIT
-------------------- ------------------------------------------------------------------------
       +10.3         -- 1990 Stock Incentive Plan, as amended and restated (filed as Exhibit
                        10.1 to the Company's Registration Statement on Form S-8 (Reg. No.
                        33-62098) and incorporated herein by reference.
      *+10.4         -- Amendment effective December 12, 1996, to 1990 Stock Incentive Plan, as amended and restated.
       +10.5         -- 1990 Employee Stock Purchase Plan (filed as Exhibit 10.4 to the
                        Company's Registration Statement on Form S-1 (Reg. No. 33-35187) and
                        incorporated herein by reference).
      *+10.6         -- Amendment effective December 12, 1996, to 1990 Employee Stock
                        Purchase Plan.
       +10.7         -- BJ Services Retirement Thrift Plan effective November 16, 1992 (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the
                        year ended September 30, 1992 and incorporated herein by reference).
       +10.8         -- BJ Services Company 1995 Incentive Plan (filed as Exhibit 4.5 to the
                        Company's Registration Statement on Form S-8 (Reg. No. 33-58637) and
                        incorporated herein by reference).
      *+10.9         -- Amendments effective January 25, 1996, and December 12, 1996, to BJ
                        Services Company 1995 Incentive Plan.
       +10.10        -- The Western Company Retirement Savings Plan, as restated, and as amended by Amendment No. 1 and the Second Amendment thereto (filed as
                        Exhibits 4.5, 4.6 and 4.7, respectively, to the Company's
                        Registration Statement (Reg. No. 33-58639) on Form S-8 and
                        incorporated herein by reference).
       +10.11        -- Form of Severance Agreement between BJ Services Company and certain executive officers (filed as Exhibit 10.6 to the Company's Annual
                        Report on Form 10-K for the year ended September 30, 1993, and incorporated herein by reference).
        10.12        -- Note Agreement dated August 1, 1991 ("Note Agreement") by and among the Company, BJ Services Company U.S.A., BJ Service International,
                        Inc., and BJ Services Company Middle East for the issuance of $30.0 million of 9.2% Senior Notes due August 1, 1998 (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended
                        September 30, 1991 and incorporated herein by reference).
        10.13        -- Fourth Amendment to Note Agreement dated as of August 7, 1996 (filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June
                        30, 1996 and incorporated herein by reference).
        10.14        -- Credit Agreement dated as of August 7, 1996, among the Company, BJ
                        Services Company, U.S.A., BJ Service International, Inc., BJ Services
                        Company Middle East, Nowsco Well Service, Ltd., and Bank of America
                        National Trust and Saving Association and Bank of America Canada, as
                        agents, and the other financial institutions parties thereto (the
                        "Credit Agreement") (filed as Exhibit 10. 1 to the Company's Form
                        10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).
       *10.15        -- Form of Revolving Note, U.S. Term Note, Prime Rate Note and Swing
                        Loan Note pursuant to the Credit Agreement.

      EXHIBIT
       NUMBER                                 DESCRIPTION OF EXHIBIT
-------------------- ------------------------------------------------------------------------
       *10.16        -- Parent Guaranty Agreement dated as of August 7, 1996, by the Company under the Credit Agreement.
       *10.17        -- Form of Guaranty Agreement dated as of August 7, 1996, by each of BJ
                        Services Company, U.S.A., BJ Service International, Inc. and BJ
                        Services Company Middle East under the Credit Agreement.
      *+10.18        -- Form of Amendment to Executive Severance Agreement between BJ
                        Services Company and certain executive officers.
       *21.1         -- Subsidiaries of the Company.
       *23.1         -- Consent of Deloitte & Touche LLP.
       *27.1         -- Financial data schedule.

---------------

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BJ SERVICES COMPANY

                                            By     /s/  J. W. STEWART

                                            ------------------------------------
                                                       J. W. Stewart
                                               President and Chief Executive
                                                          Officer

Date: December 20, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                               TITLE                     DATE
---------------------------------------------  ----------------------------  ------------------
             /s/  J. W. STEWART                Chairman of the Board,        December 20, 1996
---------------------------------------------    President, and Chief
                J. W. Stewart                    Executive Officer
                                                 (Principal Executive
                                                 Officer)
            /s/  MICHAEL MCSHANE               Vice President -- Finance,    December 20, 1996
---------------------------------------------    Chief Financial Officer
               Michael McShane                   and Director (Principal
                                                 Financial Officer)
         /s/  MATTHEW D. FITZGERALD            Controller (Principal         December 20, 1996
---------------------------------------------    Accounting Officer)
            Matthew D. Fitzgerald
                                               Director
---------------------------------------------
           L. William Heiligbrodt
                                               Director
---------------------------------------------
                John R. Huff
                                               Director
---------------------------------------------
                Don D. Jordan
             /s/  R. A. LEBLANC                Director                      December 20, 1996
---------------------------------------------
                R. A. LeBlanc
           /s/  JAMES E. MCCORMICK             Director                      December 20, 1996
---------------------------------------------
             James E. McCormick
           /s/  MICHAEL E. PATRICK             Director                      December 20, 1996
---------------------------------------------
             Michael E. Patrick

                              BJ SERVICES COMPANY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996
                                 (IN THOUSANDS)

                                                            ADDITIONS
                                                     ------------------------
                                       BALANCE AT                  CHARGED TO
                                       BEGINNING      CHARGED        OTHER                      BALANCE AT
                                       OF PERIOD     TO EXPENSE     ACCOUNTS     DEDUCTIONS    END OF PERIOD
                                       ----------    ----------    ----------    ----------    -------------
YEAR ENDED SEPTEMBER 30, 1994
Allowance for doubtful accounts
  receivable.........................    $2,352        $1,177                      $1,345(1)      $ 2,184
Reserve for inventory obsolescence
  and adjustment.....................     8,519           708                       1,081(2)        8,146
YEAR ENDED SEPTEMBER 30, 1995
Allowance for doubtful accounts
  receivable.........................    $2,184        $1,399        $4,105(3)     $  205(1)      $ 7,483
Reserve for inventory obsolescence
  and adjustment.....................     8,146           115         2,061(3)        777(2)        9,545
YEAR ENDED SEPTEMBER 30, 1996
Allowance for doubtful accounts
  receivable.........................    $7,483        $  357        $1,302(3)     $2,919(1)      $ 6,223
Reserve for inventory obsolescence
  and adjustment.....................     9,545            66         2,481(3)      1,082(2)       11,010

---------------

(1) Deductions in the allowance for doubtful accounts principally reflect the write-off of previously reserved accounts.

(2) Deductions in the reserve for inventory obsolescence and adjustment principally reflect the sale or disposal of related inventory.

(3) Additions to the reserve resulting from acquisitions of businesses.

                               INDEX TO EXHIBITS

      EXHIBIT
       NUMBER                                 DESCRIPTION OF EXHIBIT
-------------------- ------------------------------------------------------------------------
         2.1         -- Agreement and Plan of Merger dated as of November 17, 1994 ("Merger
                        Agreement"), among BJ Services Company, WCNA Acquisition Corp. and
                        The Western Company of North America (filed as Exhibit 2.1 to the
                        Company's annual report on Form 10-K for the year ended September 30,
                        1995, and incorporated herein by reference).
         2.2         -- First Amendment to Agreement and Plan of Merger dated March 7, 1995, among BJ Services Company, WCNA Acquisition Corp. and The Western
                        Company of North America (filed as Exhibit 2.2 to the Company's annual report on Form 10-K for the year ended September 30, 1995, and incorporated herein by reference).
        *3.1         -- Certificate of Incorporation, as amended.
        *3.2         -- Certificate of Designation of Series A Junior Participating Preferred
                        Stock, as amended.
        *3.3         -- Bylaws of the Company, as amended.
         4.1         -- Specimen form of certificate for the Common Stock (filed as Exhibit
                        4.1 to the Company's Registration Statement on Form S-1 (Reg. No.
                        33-35187) and incorporated herein by reference).
         4.2         -- Amended and Restated Rights Agreement dated as of September 26, 1996, between the Company and First Chicago Trust Company of New York, as
                        Rights Agent (filed as Exhibit 4.1 to the Company's Form 8-K dated
                        October 21, 1996 and incorporated herein by reference).
         4.3         -- Indenture between The Western Company of North America and United
                        States Trust Company of New York, Trustee, dated as of November 15,
                        1992, which includes the form of 12 7/8% Senior Note due 2002 as an
                        Exhibit thereto (filed as Exhibit to Registration Statement of
                        Western on Form S-2 (Reg. No. 33-51852), and incorporated herein by reference).
         4.4         -- First Supplemental Indenture, dated March 2, 1994, to Indenture, dated as of November 15, 1992, between The Western Company of North
                        America and United States Trust Company of New York, Trustee (filed as Exhibit to Form 10-K of Western for the year ended December 31,
                        1993, and incorporated herein by reference).
         4.5         -- Second Supplemental Indenture, dated as of April 13, 1995, to
                        Indenture dated as of November 15, 1992, between The Western Company of North America, BJ Services Company and United States Trust Company
                        of New York, Trustee (filed as Exhibit 10.5 to Post-Effective
                        Amendment No. 1 to Registration Statement on Form S-4 (Reg. No.
                        33-58017), and incorporated herein by reference).
         4.6         -- Warrant Agreement with respect to the Company's warrants to purchase common stock (filed as Exhibit 4.6 to the Company's annual report on
                        Form 10-K for the year ended September 30, 1995, and incorporated herein by reference).
        10.1         -- Relationship Agreement dated as of July 20, 1990, between the Company and Baker Hughes Incorporated (filed as Exhibit 10.1 to the Company's
                        Registration Statement on Form S-1 (Reg. No. 33-35187) and
                        incorporated herein by reference).
        10.2         -- Tax Allocation Agreement dated as of July 20, 1990, between the
                        Company and Baker Hughes Incorporated (included as Exhibit A to
                        Exhibit 10.1) (filed as Exhibit 10.2 to the Company's Registration
                        Statement on Form S-1 (Reg. No. 33-35187) and incorporated herein by reference).

      EXHIBIT
       NUMBER                                 DESCRIPTION OF EXHIBIT
-------------------- ------------------------------------------------------------------------
       +10.3         -- 1990 Stock Incentive Plan, as amended and restated (filed as Exhibit
                        10.1 to the Company's Registration Statement on Form S-8 (Reg. No.
                        33-62098) and incorporated herein by reference.
      *+10.4         -- Amendment effective December 12, 1996, to 1990 Stock Incentive Plan, as amended and restated.
       +10.5         -- 1990 Employee Stock Purchase Plan (filed as Exhibit 10.4 to the
                        Company's Registration Statement on Form S-1 (Reg. No. 33-35187) and
                        incorporated herein by reference).
      *+10.6         -- Amendment effective December 12, 1996, to 1990 Employee Stock
                        Purchase Plan.
       +10.7         -- BJ Services Retirement Thrift Plan effective November 16, 1992 (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the
                        year ended September 30, 1992 and incorporated herein by reference).
       +10.8         -- BJ Services Company 1995 Incentive Plan (filed as Exhibit 4.5 to the
                        Company's Registration Statement on Form S-8 (Reg. No. 33-58637) and
                        incorporated herein by reference).
      *+10.9         -- Amendments effective January 25, 1996, and December 12, 1996, to BJ
                        Services Company 1995 Incentive Plan.
       +10.10        -- The Western Company Retirement Savings Plan, as restated, and as amended by Amendment No. 1 and the Second Amendment thereto (filed as
                        Exhibits 4.5, 4.6 and 4.7, respectively, to the Company's
                        Registration Statement (Reg. No. 33-58639) on Form S-8 and
                        incorporated herein by reference).
       +10.11        -- Form of Severance Agreement between BJ Services Company and certain executive officers (filed as Exhibit 10.6 to the Company's Annual
                        Report on Form 10-K for the year ended September 30, 1993, and incorporated herein by reference).
        10.12        -- Note Agreement dated August 1, 1991 ("Note Agreement") by and among the Company, BJ Services Company U.S.A., BJ Service International,
                        Inc., and BJ Services Company Middle East for the issuance of $30.0 million of 9.2% Senior Notes due August 1, 1998 (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended
                        September 30, 1991 and incorporated herein by reference).
        10.13        -- Fourth Amendment to Note Agreement dated as of August 7, 1996 (filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June
                        30, 1996 and incorporated herein by reference).
        10.14        -- Credit Agreement dated as of August 7, 1996, among the Company, BJ
                        Services Company, U.S.A., BJ Service International, Inc., BJ Services
                        Company Middle East, Nowsco Well Service, Ltd., and Bank of America
                        National Trust and Saving Association and Bank of America Canada, as
                        agents, and the other financial institutions parties thereto (the
                        "Credit Agreement") (filed as Exhibit 10. 1 to the Company's Form
                        10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).
       *10.15        -- Form of Revolving Note, U.S. Term Note, Prime Rate Note and Swing
                        Loan Note pursuant to the Credit Agreement.

      EXHIBIT
       NUMBER                                 DESCRIPTION OF EXHIBIT
-------------------- ------------------------------------------------------------------------
       *10.16        -- Parent Guaranty Agreement dated as of August 7, 1996, by the Company under the Credit Agreement.
       *10.17        -- Form of Guaranty Agreement dated as of August 7, 1996, by each of BJ
                        Services Company, U.S.A., BJ Service International, Inc. and BJ
                        Services Company Middle East under the Credit Agreement.
      *+10.18        -- Form of Amendment to Executive Severance Agreement between BJ
                        Services Company and certain executive officers.
       *21.1         -- Subsidiaries of the Company.
       *23.1         -- Consent of Deloitte & Touche LLP.
       *27.1         -- Financial data schedule.

---------------

* Filed herewith.

+ Management contract or compensatory plan or arrangement.