Form 10-Q
period 1996-12-31
BJ SERVICES CO
filed 1997-02-14
CIK 864328

===============================================================================
-------------------------------------------------------------------------------





                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Transition Period From     to      .
                                                    -----   -----

                         COMMISSION FILE NUMBER 1-10570


                              BJ SERVICES COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                    63-0084140
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


5500 NORTHWEST CENTRAL DRIVE, HOUSTON, TEXAS                 77092
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

There were 38,310,572 shares of the registrant's common stock, $.10 par value, outstanding as of February 12, 1997.


-------------------------------------------------------------------------------
===============================================================================

                              BJ SERVICES COMPANY




                                     INDEX


PART I - FINANCIAL INFORMATION:

  Item 1. Financial Statements

      Consolidated Condensed Statement of Operations (Unaudited) - Three
               months ended December 31, 1996 and 1995                        3

      Consolidated Condensed Statement of Financial Position -
               December 31, 1996 (Unaudited) and September 30, 1996           4

      Consolidated Condensed Statement of Cash Flows (Unaudited) -
               Three months ended December 31, 1996 and 1995                  5

      Notes to Unaudited Consolidated Condensed Financial Statements          6

  Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     14


PART II - OTHER INFORMATION                                                  19

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                          THREE MONTHS ENDED
                                             DECEMBER 31,
                                          1996         1995
                                       -----------  ---------
Revenue                                $ 341,092    $ 206,501
Operating expenses:
     Cost of sales and services          271,957      167,086
     Research and engineering              5,224        3,744
     Marketing                            11,571        8,283
     General and administrative           12,368        8,489
     Goodwill amortization                 3,784        1,342
                                       ---------    ---------
        Total operating expenses         304,904      188,944
                                       ---------    ---------
Operating income                          36,188       17,557
Interest expense                          (8,320)      (5,538)
Interest income                               41           79
Other income - net                            83          600
                                       ---------    ---------
Income before income taxes                27,992       12,698
Income taxes                               8,018        3,553
                                       ---------    ---------

Net income                             $  19,974    $   9,145
                                       =========    =========

Earnings per share:
     Primary                           $     .49    $     .32
     Fully diluted                     $     .49    $     .32

Weighted average shares outstanding:
     Primary                              40,626       28,475
     Fully diluted                        41,091       28,660







       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
                                 (IN THOUSANDS)


                                                 DECEMBER 31,  SEPTEMBER 30,
                                                    1996           1996
                                                 -----------   ------------
                                                 (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                    $    5,215   $    2,897
     Receivables - net                               283,881      271,583
     Inventories:
         Finished goods                               61,959       59,926
         Work in process                               3,734        9,479
         Raw materials                                19,227       17,696
                                                  ----------   ----------
              Total inventories                       84,920       87,101
     Deferred income taxes                            16,390       19,349
     Other current assets                             39,615       37,217
                                                  ----------   ----------
              Total current assets                   430,021      418,147
Property - net                                       574,538      558,156
Deferred income taxes                                128,828      132,666
Goodwill  - net                                      578,903      567,260
Other assets                                          16,265       32,931
                                                  ----------   ----------
                                                  $1,728,555   $1,709,160
                                                  ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                             $  140,683   $  141,966
     Short-term borrowings and current
         portion of long-term debt                    60,488       34,358
     Accrued employee compensation and benefits       30,200       32,227
     Income and other taxes                           14,585       13,698
     Accrued insurance                                13,252       13,282
     Other accrued liabilities                        58,938       56,494
                                                  ----------   ----------
         Total current liabilities                   318,146      292,025
Long-term debt                                       494,036      523,004
Deferred income taxes                                 11,877       11,740
Accrued post retirement benefits and other            38,721       40,688
Stockholders' equity                                 865,775      841,703
                                                  ----------   ----------
                                                  $1,728,555   $1,709,160
                                                  ==========   ==========

       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                           THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                            1996         1995
                                                          --------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $ 19,974    $  9,145
Adjustments to reconcile net income to cash
     provided by operating activities:
     Amortization of unearned compensation                     375         330
     Depreciation and amortization                          22,799      14,371
     Deferred income taxes                                   4,455         571
Changes in:
         Receivables                                       (10,337)     (1,918)
         Inventories                                         5,521      (3,958)
         Accounts payable                                   (3,596)      4,002
         Other current assets and liabilities               (2,011)     (9,860)
         Other - net                                       (10,052)        414
                                                          --------    --------
              Net cash provided by operating activities     27,128      13,097

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                         (14,538)    (10,408)
Proceeds from disposal of assets                             1,599         319
Acquisition of business, net of cash acquired              (13,464)     (3,700)
                                                          --------    --------
              Net cash used for investing activities       (26,403)    (13,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings - net                                             987
Reduction of borrowings - net                               (2,838)
Proceeds from issuance of stock                              4,431       1,662
                                                          --------    --------
              Net cash provided by financing activities      1,593       2,649

Increase in cash and cash equivalents                        2,318       1,957
Cash and cash equivalents at beginning of period             2,897       1,842
                                                          --------    --------
Cash and cash equivalents at end of period                $  5,215    $  3,799
                                                          ========    ========




       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 GENERAL

In the opinion of management, the unaudited consolidated condensed financial statements for BJ Services Company (the "Company") include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position as of December 31, 1996, and the results of operations and cash flows for each of the three month periods ended December 31, 1996 and 1995. The consolidated condensed statement of financial position at September 30, 1996 is derived from the September 30, 1996 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the three-month period ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 EARNING PER SHARE

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

The following table presents information necessary to calculate earnings per share for the period presented (in thousands):

                                                            Three Months Ended
                                                               December 31,
                                                            ------------------
                                                             1996       1995
                                                            -------   --------

Net income                                                  $19,974   $ 9,145
                                                            =======   =======
Average primary common and common equivalent
  shares outstanding:
  Common stock                                               38,209    28,015
  Common stock equivalents from assumed exercise
    of stock options                                            814       460
  Common stock equivalents from assumed exercise
    of warrants                                               1,603
                                                            -------   -------
                                                             40,626    28,475
                                                            =======   =======

Primary earnings per share                                  $   .49   $   .32
                                                            =======   =======

Average fully diluted common and common equivalent
  shares outstanding:
  Common stock                                               38,209    28,015
  Common stock equivalents from assumed exercise of
    stock options                                               908       645
  Common stock equivalents from assumed exercise of
    warrants                                                  1,974
                                                            -------    ------
                                                             41,091    28,660
                                                            =======   =======

Fully diluted earnings per share                            $   .49   $   .32
                                                            =======   =======

NOTE 3 ACQUISITION OF BUSINESS

Effective December 1, 1996, the Company acquired the remaining 51% interest in its previously unconsolidated joint venture in Argentina, for total consideration of $13.5 million which was funded through borrowings under existing credit facilities. This acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The consolidated statement of operations includes operating results of the subsidiary acquired since the date of acquisition. This acquisition is not material to the Company's financial statements and therefore pro forma information is not presented.


NOTE 4 SUPPLEMENTAL GUARANTOR INFORMATION

In August 1996, the Company exchanged 7% Series B Notes due 2006 (the "7% Series B Notes") for its then outstanding unsecured 7% Notes due 2006. Three of the Company's subsidiaries, BJ Services Company, U.S.A., BJ Service International, Inc. and BJ Services Company Middle East (collectively, the "Guarantor Subsidiaries"), are guarantors of the 7% Series B Notes. Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the Company's obligation to pay principal and interest with respect to the 7% Series B Notes.

Substantially all of the Company's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Company's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the 7% Series B Notes. Although holders of the 7% Series B Notes are direct creditors of the Company's principal direct subsidiaries by virtue of the guarantees, the Company has subsidiaries ("Non- Guarantor Subsidiaries") that are not included among the Guarantor Subsidiaries, and such subsidiaries are not obligated with respect to the 7% Series B Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Company, including the holders of the 7% Series B Notes.

The following supplemental consolidating condensed financial statements present:

         1. Consolidating condensed statements of financial position as of December 31, 1996 and September 30, 1996, consolidating condensed statements of operations for each of the three-month periods ended December 31, 1996 and 1995 and consolidating condensed statements of cash flows for each of the three-month periods ended December 31, 1996 and 1995.

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

                 SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT
                                 OF OPERATIONS
                                 (IN THOUSANDS)

                      THREE MONTHS ENDED DECEMBER 31, 1996



                                                   COMBINED       COMBINED
                                                   GUARANTOR    NONGUARANTOR
                                     PARENT      SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                     ------      ------------   ------------  ------------  ------------
Revenue                                         $     193,360  $     156,087   $ (8,355)     $341,092
Operating expenses:
   Cost of sales and services                         155,438        124,874     (8,355)      271,957
   Research and engineering                             1,848          3,376                    5,224
   Marketing                                            8,152          3,419                   11,571
   General and administrative                           6,285          6,083                   12,368
   Goodwill amortization                                1,122          2,662                    3,784
                                    -------     -------------  -------------   --------      --------
     Total operating expenses                         172,845        140,414     (8,355)      304,904
                                    -------     -------------  -------------   --------      --------
Operating income                                       20,515         15,673                   36,188
Interest income                                           952            351     (1,262)           41
Interest expense                                       (5,747)        (3,835)     1,262        (8,320)
Income from equity investees         19,974             7,966                   (27,940)
Other income (expense) - net                              273           (190)                      83
                                    -------     -------------  -------------   --------      --------
Income before income taxes           19,974            23,959         11,999    (27,940)       27,992
Income tax expense                                      3,985          4,033                    8,018
                                    -------     -------------  -------------   --------      --------
Net income                          $19,974     $      19,974  $       7,966   $(27,940)     $ 19,974
                                    =======     =============  =============   ========      ========

                 SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT
                                 OF OPERATIONS
                                 (IN THOUSANDS)

                      THREE MONTHS ENDED DECEMBER 31, 1995


                                                              COMBINED       COMBINED
                                                              GUARANTOR    NONGUARANTOR
                                                PARENT      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                ------      ------------   ------------    ------------   ------------
Revenue                                         $            $140,027        $75,085        $ (8,611)      $206,501
Operating expenses:
   Cost of sales and services                                 118,296         57,401          (8,611)       167,086
   Research and engineering                                     3,558            186                          3,744
   Marketing                                                    6,542          1,741                          8,283
   General and administrative                                   5,177          3,312                          8,489
   Goodwill amortization                                        1,167            175                          1,342
                                                ------       --------        -------        --------       --------
     Total operating expenses                                 134,740         62,815          (8,611)       188,944
                                                ------       --------        -------        --------       --------
Operating income                                                5,287         12,270                         17,557
Interest income                                                   363             78            (362)            79
Interest expense                                               (4,808)        (1,092)            362         (5,538)
Income from equity investees                     9,145          7,769                        (16,914)
Other income (expense) - net                                      623            (23)                           600
                                                ------       --------        -------        --------       --------
Income before income taxes                       9,145          9,234         11,233         (16,914)        12,698
Income tax expense                                                 89          3,464                          3,553
                                                ------       --------        -------        --------       --------
Net income                                      $9,145       $  9,145        $ 7,769        $(16,914)      $  9,145
                                                ======       ========        =======        ========       ========

                 SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT
                             OF FINANCIAL POSITION
                                 (IN THOUSANDS)

                               DECEMBER 31, 1996

                                                               COMBINED       COMBINED
                                                               GUARANTOR    NONGUARANTOR
                                                PARENT       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                ------       ------------   ------------   ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                   $  5,215                    $                $    5,215
   Receivables - net                                            117,820        166,061                         283,881
   Inventories - net                                             39,780         45,140                          84,920
   Deferred income taxes                                         16,390                                         16,390
   Other current assets                                           5,396         34,219                          39,615
                                               --------        --------       --------     -----------      ----------
     Total current assets                                       184,601        245,420                         430,021
Investment in subsidiaries                      233,743         157,608                       (391,351)
Intercompany advances                           632,655                                       (632,655)
Property - net                                                  289,285        285,253                         574,538
Deferred income taxes                                           111,310         17,518                         128,828
Goodwill - net                                                  153,813        425,090                         578,903
Other assets                                                     11,289          4,976                          16,265
                                               --------        --------       --------     -----------      ----------
     Total assets                              $866,398        $907,906       $978,257     $(1,024,006)     $1,728,555
                                               ========        ========       ========     ===========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $ 86,135       $ 54,548     $                $  140,683
   Short-term borrowings and
     current portion of long-term debt                            6,700         53,788                          60,488
   Accrued employee
     compensation and benefits                                   19,263         10,937                          30,200
   Income and other taxes                                         3,851         10,734                          14,585
   Other accrued liabilities                        623          36,052         35,515                          72,190
                                               --------        --------       --------     -----------      ----------
     Total current liabilities                      623         152,001        165,522                         318,146
Long-term debt                                                  294,482        199,554                         494,036
Deferred income taxes                                                           11,877                          11,877
Accrued post retirement
   benefits and other                                            38,194            527                          38,721
Intercompany advances-net                                       189,486        443,169        (632,655)
Stockholders' equity                            865,775         233,743        157,608        (391,351)        865,775
                                               --------        --------       --------     -----------      ----------
     Total liabilities and
       stockholders' equity                    $866,398        $907,906       $978,257     $(1,024,006)     $1,728,555
                                               ========        ========       ========     ===========      ==========

                 SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT
                             OF FINANCIAL POSITION
                                 (IN THOUSANDS)

                               SEPTEMBER 30, 1996

                                                          COMBINED         COMBINED
                                                         GUARANTOR       NONGUARANTOR
                                            PARENT      SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                            ------      ------------     ------------     ------------     ------------
ASSETS
Current assets:
   Cash and cash equivalents                             $  2,897                           $              $    2,897
   Receivables - net                                      109,110           162,473                           271,583
   Inventories - net                                       39,222            47,879                            87,101
   Deferred income taxes                                   19,349                                              19,349
   Other current assets                                     5,379            31,838                            37,217
                                            --------     --------          --------         ---------      ----------
     Total current assets                                 175,957           242,190                           418,147
Investment in subsidiaries                   213,404      150,339                            (363,743)
Intercompany advances - net                  628,979                                         (628,979)
Property - net                                            292,075           266,081                           558,156
Deferred income taxes                                     112,574            20,092                           132,666
Goodwill - net                                            171,551           395,709                           567,260
Other assets                                               13,467            19,464                            32,931
                                            --------     --------          --------         ---------      ----------
     Total assets                           $842,383     $915,963          $943,536         $(992,722)     $1,709,160
                                            ========     ========          ========         =========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                      $ 78,740          $ 63,226         $              $  141,966
   Short-term borrowings and
     current portion of long-term debt                      6,015            28,343                            34,358
   Accrued employee
     compensation and benefits                             20,548            11,679                            32,227
   Income and other taxes                                   2,635            11,063                            13,698
   Other accrued liabilities                     680       35,428            33,668                            69,776
                                            --------     --------          --------         ---------      ----------
     Total current liabilities                   680      143,366           147,979                           292,025
Long-term debt                                            276,461           246,543                           523,004
Deferred income taxes                                                        11,740                            11,740
Accrued post retirement
   benefits and other                                      39,343             1,345                            40,688
Intercompany advances - net                               243,389           385,590          (628,979)
Stockholders' equity                         841,703      213,404           150,339          (363,743)        841,703
                                            --------     --------          --------         ---------      ----------
     Total liabilities and
       stockholders' equity                 $842,383     $915,963          $943,536         $(992,722)     $1,709,160
                                            ========     ========          ========         =========      ==========

                 SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT
                                 OF CASH FLOWS
                                 (IN THOUSANDS)

                      THREE MONTHS ENDED DECEMBER 31, 1996

                                                              COMBINED       COMBINED
                                                              GUARANTOR    NONGUARANTOR
                                                PARENT      SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                ------      ------------   ------------     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $ 19,974       $ 19,974       $  7,966        $(27,940)       $ 19,974
Adjustments to reconcile net income to
   cash provided by (used for) operating
    activities:
   Depreciation and amortization                                9,136         13,663                          22,799
   Recognition of unearned compensation                           375                                            375
   Deferred income taxes                                                       4,455                           4,455
   Income of equity investees                  (19,974)        (7,966)                        27,940
Changes in:
   Receivables                                                 (8,710)        (1,627)                        (10,337)
   Accounts payable                                             7,395        (10,991)                         (3,596)
   Inventories                                                   (558)         6,079                           5,521
   Other current assets and liabilities            (57)         3,497         (5,451)                         (2,011)
   Advances, net                                (4,374)       (39,146)        43,520
   Other, net                                                   5,083        (15,135)                        (10,052)
                                              --------       --------       --------        --------        --------
     Net cash provided by (used for)
       operating activities                     (4,431)       (10,920)        42,479                          27,128

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                             (5,802)        (8,736)                        (14,538)
Proceeds from disposal of assets                                  334          1,265                           1,599
Acquisition of business,
   net of cash acquired                                                      (13,464)                        (13,464)
                                              --------       --------       --------        --------        --------
     Net cash used for
       investing activities                                    (5,468)       (20,935)                        (26,403)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock                  4,431                                                         4,431
Proceeds from borrowings-net                                   18,706        (21,544)                         (2,838)
                                              --------       --------       --------        --------        --------
     Net cash provided by (used for)
       financing activities                      4,431         18,706        (21,544)                          1,593

Increase in cash and cash equivalents                           2,318                                          2,318
Cash and cash equivalents
   at beginning of period                                       2,897                                          2,897
                                              --------       --------       --------        --------        --------
Cash and cash equivalents
   at end of period                           $              $  5,215       $               $               $  5,215
                                              ========       ========       ========        ========        ========

                 SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT
                                 OF CASH FLOWS
                                 (IN THOUSANDS)
                      THREE MONTHS ENDED DECEMBER 31, 1995

                                                           COMBINED       COMBINED
                                                           GUARANTOR    NONGUARANTOR
                                                PARENT    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                ------    ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $  9,145    $  9,145    $  7,769         $(16,914)    $ 9,145
Adjustments to reconcile net income
   to cash provided by operating activities:
   Depreciation and amortization                              8,801       5,570                       14,371
   Recognition of unearned compensation                         330                                      330
   Deferred income taxes                                        571                                      571
   Income of equity investees                    (9,145)     (7,769)                      16,914
Changes in:
   Receivables                                               (6,847)      4,929                       (1,918)
   Accounts payable                                           1,314       2,688                        4,002
   Inventories                                               (2,947)     (1,011)                      (3,958)
   Other current assets and liabilities            (188)    (14,124)      1,615            2,837      (9,860)
   Other, net                                    (1,474)     16,710     (11,985)          (2,837)        414
                                               --------    --------    --------         --------     -------
     Net cash provided by (used for)
       operating activities                      (1,662)      5,184       9,575                       13,097

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                           (4,429)     (5,979)                     (10,408)
Proceeds from disposal of assets                                            319                          319
Acquisition on business, net of
   cash acquired                                                         (3,700)                      (3,700)
                                               --------    --------    --------         --------     -------
     Net cash used for
       investing activities                                  (4,429)     (9,360)                     (13,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock                   1,662                                                1,662
Proceeds from (reduction of)
     borrowings-net                                           1,202        (215)                         987
                                               --------    --------    --------         --------     -------
     Net cash provided by (used for)
       financing activities                       1,662       1,202        (215)                       2,649
Increase in cash and cash equivalents                         1,957                                    1,957
Cash and cash equivalents
   at beginning of period                                     1,842                                    1,842
                                               --------    --------    --------         --------     -------
Cash and cash equivalents
   at end of period                            $           $  3,799           $         $            $ 3,799
                                               ========    ========    ========         ========     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's operations are primarily driven by the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity worldwide. Drilling activity, in turn, is largely dependent on the price of oil and natural gas. This is especially true in the United States, where the Company is expected to generate approximately one-half of its revenues during fiscal 1997.

Due to "aging" oilfields and lower-cost sources of oil internationally, drilling activity in the United States has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986 and 1992. As a result, pumping service companies have been unable to recapitalize their aging United States fleets due to the inability, under current market conditions, to generate adequate returns on new capital investments. The Company believes it is important to operate with a greater "critical mass" in the key U.S. markets to improve returns in this environment. This conclusion led to the decision in April 1995 to consolidate its U.S. operations with those of The Western Company of North America ("Western"), which had a larger presence in the United States.

The Company's U.S. critical mass was further increased through the acquisition of Nowsco Well Service Ltd. ("Nowsco") in June 1996 which added operations in the mid-continental and northeastern U.S., the latter being an area in which the Company did not have an existing presence.

The rig count in the United States averaged 845 active drilling rigs during the three months ended December 31, 1996, an 11% increase compared with the prior year's first fiscal quarter. Much of the activity increase was due to increased natural gas related drilling.

With the exception of Canada, international drilling activity has historically been less volatile than domestic drilling activity. International drilling activity during the most recent quarter increased by 5% compared with the prior year's first fiscal quarter on the strength of development work in Latin America (especially Venezuela) and Indonesia.

In both the U.S. and internationally, there has been a continuing trend by oil and gas companies toward "alliances" with the service companies. These alliances take various forms including packaged or integrated services, single source suppliers and turnkey agreements. In excess of 20% of the Company's revenues are generated under such alliances.

EXPANSIONS AND ACQUISITIONS

The Company's expansion and acquisition efforts over the past several years have been focused on adding critical mass to its U.S. operations and international geographic expansions of its existing product lines. The acquisition of Nowsco (the "Nowsco Acquisition") in June 1996 contributed towards both these efforts by giving the Company the number one pumping services market position in Canada, where the Company had not operated since 1992, and adding to the Company's existing market positions in several key U.S. and international markets. The Nowsco Acquisition has added approximately 40% to the Company's existing revenue base. The Company strengthened its market position in Argentina in December 1996 by acquiring the remaining 51% interest in its Argentine joint venture, NASA. The Company's original 49% share was acquired through the Nowsco Acquisition.

RESULTS OF OPERATIONS

Revenue: Revenue increased by 65% during the quarter, primarily as a result of the acquisition of Nowsco and a strong recovery in the U.S. oil and gas markets.

The Company's U.S. pressure pumping operations had its best quarter in many years with a 46% revenue increase over prior year's first quarter. Taking into account prior year's Nowsco revenues, these operations showed a pro forma revenue increase of 22%, benefiting from a 10.5% increase in the active rig count. Revenues in most of the gas producing regions were up sharply, most significantly South Texas. Management expects U.S. natural gas drilling activity to remain strong during at least the next fiscal quarter, with a smaller than normal seasonal decline.

The Company's international pumping service operations continued their strong growth with revenues increasing by 94% (18% on a pro forma basis) from prior year's first quarter. This represents the sixteenth consecutive quarter of international revenue improvement. The Company's newly acquired Canadian operations were particularly strong with pressure pumping revenues increasing by 34% on a pro forma basis. Other areas showing the most significant revenue increases were Norway, UK (mainly coiled tubing), Indonesia and Thailand. The Company's Middle East region also had a strong quarter reflecting new contracts in India, Egypt and Saudi Arabia. The Company's operations in Venezuela continued to benefit from increased coiled tubing revenues resulting from the addition of one coiled tubing barge since the previous year's first quarter. Partially offsetting these gains were revenue declines in Argentina, due to a slowdown by YPF, and the vessel stimulation business which reflects a nonrecurring $3 million contract in the prior year in Tunisia. Management expects the year over year international pumping service revenue increases to continue over the next several quarters.

Revenues from the Company's other service lines, which include casing and tubular services, process and pipeline services, and specialty chemical services, increased by 84% (6% on a pro forma basis) from prior year's first quarter due primarily to the acquisition of Nowsco. The Company's casing and tubular services revenues increased 41% over the prior year's first quarter resulting from the expansion of services to geographic areas outside the North Sea. In addition, process and pipeline services revenues more than doubled due to the addition of the former Nowsco operations, and revenues from the Company's specialty chemical services increased 11%.

Operating Income: Operating income more than doubled as a result of the revenue increase and higher operating margins resulting from efficiencies derived from the combination of the Company's and former Nowsco operations and the operating leverage realized from the increase in U.S. business. The cost of sales and services as a percentage of revenue during the quarter was 1.2% lower than the prior year's first quarter primarily as a result of cost reduction efforts implemented after the acquisition of Nowsco and the economies of scale in having a larger U.S. operation. Other operating expenses, excluding goodwill amortization, increased by 42% primarily as a result of additional overhead from the former Nowsco operations. The increase in goodwill amortization resulted from the Nowsco Acquisition, which was accounted for under the purchase method of accounting.

Interest expense increased by $2.8 million from the prior year's first quarter due to increased borrowings to fund the Nowsco Acquisition. See "Capital Resources and Liquidity."

The effective tax rate of 28.6% was comparable to the prior year's first quarter.

CAPITAL RESOURCES AND LIQUIDITY

Net cash provided from operating activities increased by $14.0 million from the prior year's first quarter. Higher profitability, depreciation and amortization were partially offset by higher receivable balances and the payment of merger related expenses previously accrued for.

Net cash used for investing activities for the quarter was $26.4 million, a $12.6 million increase from prior year's first quarter due to higher capital spending and the acquisition of a business. Excluding acquisitions, capital expenditures during the quarter were $14.5 million, or $4.1 million higher than the spending in the comparable quarter of the prior year. The current quarter's spending related primarily to international expansion opportunities, primarily in Latin America, and upgrades of the Company's information systems. Other investing activities included the acquisition of the remaining 51% interest in the Company's joint venture in Argentina for total consideration of $13.5 million. Capital expenditures for fiscal 1997 are projected to be approximately $70-80 million, excluding acquisitions, and are expected to include spending for continued geographic expansions of all service lines, construction of additional stimulation and coiled tubing vessels, additional capacity in certain high margin locations and normal levels of replacement capital. The actual amount of fiscal 1997 capital expenditures will be primarily dependent upon the availability of expansion opportunities and will be funded by cash flows from operating activities and available credit facilities. Management believes cash flows from operating activities and available lines of credit, if necessary, will be sufficient to fund projected capital expenditures.

As a result of cash from the exercise of stock options, the Company generated net cash flows from financing activities of $1.6 million, after paying down outstanding debt. Because net cash flows from operating activities were sufficient to cover the Company's capital requirements, the Company was able to reduce net borrowings by $2.8 million.

Management strives to maintain low cash balances while utilizing available credit facilities to meet the Company's capital needs. Excess cash generated is used to pay down outstanding borrowings. In June 1996, the Company replaced its existing credit facility with a committed, unsecured bank credit facility (the "New Bank Credit Facility") executed to accommodate the Nowsco Acquisition. The New Bank Credit Facility consists of a Canadian $320.0 million (approximately U.S. $234 million) six-year term loan, which is repayable in 22 quarterly installments beginning in March 1997, and a five-year U.S. $325.0 million revolving facility. At December 31, 1996, borrowings outstanding under the New Bank Credit Facility amounted to $395.6 consisting of $233.6 million under the term loan and $162.0 million borrowed under the revolver. At December 31, 1996, principal reductions of term loans under the New Bank Credit Facility are due in aggregate installments of $25,768,000; $34,357,000; $43,928,000; $47,118,000; $47,118,000 and $35,339,000 in the years ending September 30, 1997, 1998, 1999, 2000, 2001 and 2002, respectively.

The outstanding balance of the Company's 9.2% Notes, issued in 1991, was $12.0 million at December 31, 1996. Principal reductions of $6.0 million are required annually each August until maturity on August 1, 1998.

The Company's interest-bearing debt represented 39.0% of its total capitalization at December 31, 1996, a slight decrease from 39.8% at the previous fiscal year-end. The Company's New Bank Credit Facility and 9.2% Notes contain various customary covenants, including the maintenance of certain profitability and solvency ratios and restrictions on dividend payments. Management believes that the New Bank Credit Facility, combined with other discretionary credit facilities and cash flow from operations, will provide the Company with sufficient capital resources and liquidity to manage its routine operations and fund projected capital expenditures.

At December 31, 1996, the Company had approximately $585 million of United States tax net operating loss carryforwards expiring between 2000 and 2011. With the Nowsco Acquisition, the Company acquired approximately $30 million of U.S. tax net operating loss carryforwards, subject to certain limitations, expiring between 2000 and 2011; approximately $75 million of non-U.S. tax net operating loss carryforwards expiring in varying amounts beginning in 1997; and approximately $7 million in non-U.S. tax credits which expire in varying amounts between 1999 and 2009. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), the Company is required to record a deferred tax asset for the future tax benefit of these tax net operating loss carryforwards, as well as other items, if realization is "more likely than not." The 1995 acquisition of The Western Company of North America (the "Western Acquisition") provided the Company with a greater critical mass with which to compete in the United States as it more than doubled the Company's United States revenue base. In addition, with the combination of Nowsco and Western, the Company has realized significant consolidation benefits. Management estimates that in excess of $64 million of overhead and redundant operating costs have been eliminated annually as a result of the combination of the three companies. Management has concluded that the Company's future taxable income will be sufficient over the remaining carryforward periods to realize the tax benefits represented by approximately $450 million of tax net operating loss carryforwards acquired with the acquisitions of Western and Nowsco and generated by the Company's operations prior to such acquisitions. Net tax benefits resulting from the acquisitions approximate $120 million and have been included as a deferred tax asset recognized in the purchase price allocation. Valuation allowances have been established for the benefits of the tax net operating loss carryforwards that are estimated to expire prior to their utilization. Management estimates that the utilization of net operation loss carryforwards will result in cash taxes equal to approximately one-half of the book tax rate over the next several years.

                                    PART II
                               OTHER INFORMATION

Item 1.    Legal Proceedings

                  None

Item 2.    Changes in Securities

                  None

Item 3.    Defaults upon Senior Securities

                  None

Item 4.    Submission of Matters to a Vote of Security Holders

                  None

Item 5.    Other Information

                  None

Item 6.    Exhibits and Reports on Form 8-K.

                (a)  Exhibits.


                27.1     Financial Data Schedule


                (b)  Reports on Form 8-K.

                         A Current Report on Form 8-K was filed by the Company
                    on October 21, 1996, describing amendments to the Company's bylaws and amendments to its stockholder rights agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              BJ Services Company
                                                (Registrant)



Date: February 14, 1997                       BY \s\ Margaret Barrett Shannon
                                                -------------------------------
                                                Margaret Barrett Shannon
                                                Vice President and General
                                                Counsel





Date: February 14, 1997                       BY  \s\ Matthew D. Fitzgerald
                                                -------------------------------
                                                Matthew D. Fitzgerald
                                                Controller and Chief
                                                Accounting Officer

                                EXHIBIT INDEX


                        27 -- Financial Data Schedule