Form 10-Q
period 1997-03-31
BJ SERVICES CO
filed 1997-05-15
CIK 864328

================================================================================

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

             | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period From ___ to ___.


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

There were 38,334,265 shares of the registrant's common stock, $.10 par value, outstanding as of May 13, 1997.


--------------------------------------------------------------------------------

================================================================================

                              BJ SERVICES COMPANY


                                     INDEX


PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated Condensed Statement of Operations (Unaudited) - Three
                  and six months ended March 31, 1997 and 1996                   3

         Consolidated Condensed Statement of Financial Position -
                  March 31, 1997 (Unaudited) and September 30, 1996              4

         Consolidated Condensed Statement of Cash Flows (Unaudited) -
                  Six months ended March 31, 1997 and 1996                       5

         Notes to Unaudited Consolidated Condensed Financial Statements          6

     Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                      18


PART II - OTHER INFORMATION                                                      23

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                        MARCH 31,                  MARCH 31,
                                     1997         1996         1997         1996
                                   ---------    ---------    ---------    ---------
Revenue                            $ 343,698    $ 200,794    $ 684,078    $ 407,295
Operating expenses:
     Cost of sales and services      273,651      167,163      544,451      334,249
     Research and engineering          6,080        3,858       11,992        7,602
     Marketing                        12,230        9,600       23,801       17,883
     General and administrative       12,548        8,233       24,673       16,722
     Goodwill amortization             3,601        1,329        7,385        2,671
                                   ---------    ---------    ---------    ---------
        Total operating expenses     308,110      190,183      612,302      379,127
                                   ---------    ---------    ---------    ---------
Operating income                      35,588       10,611       71,776       28,168
Interest expense                      (7,978)      (5,557)     (16,298)     (11,095)
Interest income                          262          247          303          326
Other income - net                       769          739          852        1,339
                                   ---------    ---------    ---------    ---------
Income before income taxes            28,641        6,040       56,633       18,738
Income taxes                           8,444        1,617       16,462        5,170
                                   ---------    ---------    ---------    ---------

Net income                         $  20,197    $   4,423    $  40,171    $  13,568
                                   =========    =========    =========    =========

Net income per share:
     Primary                       $     .50    $     .15    $     .99    $     .48
     Fully diluted                 $     .49    $     .15    $     .98    $     .46

Average shares outstanding:
     Primary                          40,797       28,664       40,716       28,560
     Fully diluted                    40,969       29,281       40,916       29,241






       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
                                 (IN THOUSANDS)


                                                            MARCH 31,   SEPTEMBER 30,
                                                               1997         1996
                                                            ----------   ----------
                                                           (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                              $    3,284   $    2,897
     Receivables - net                                         287,573      271,583
     Inventories:
         Finished goods                                         64,166       59,926
         Work in process                                         5,435        9,479
         Raw materials                                          18,942       17,696
                                                            ----------   ----------
              Total inventories                                 88,543       87,101
     Deferred income taxes                                      13,087       19,349
     Other current assets                                       20,964       37,217
                                                            ----------   ----------
              Total current assets                             413,451      418,147
Property - net                                                 569,931      558,156
Deferred income taxes                                          173,070      132,666
Goodwill - net                                                 539,866      567,260
Other assets                                                    17,116       32,931
                                                            ----------   ----------
                                                            $1,713,434   $1,709,160
                                                            ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                       $  134,549   $  141,966
     Short-term borrowings and current
         portion of long-term debt                              80,684       34,358
     Accrued employee compensation and benefits                 33,918       32,227
     Income and other taxes                                     14,493       13,698
     Accrued insurance                                          13,571       13,282
     Other accrued liabilities                                  53,467       56,494
                                                            ----------   ----------
         Total current liabilities                             330,682      292,025
Long-term debt                                                 447,066      523,004
Deferred income taxes                                           12,574       11,740
Accrued post retirement benefits and other                      34,261       40,688
Stockholders' equity                                           888,851      841,703
                                                            ----------   ----------
                                                            $1,713,434   $1,709,160
                                                            ==========   ==========

       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                        SIX MONTHS ENDED
                                                                            MARCH 31,
                                                                        1997          1996
                                                                     ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $   40,171    $   13,568
Adjustments to reconcile net income to cash
     provided by operating activities:
     Amortization of unearned compensation                                  750           546
     Depreciation and amortization                                       45,608        29,305
     Deferred income taxes                                               11,884           593
Changes in:
     Receivables                                                        (14,029)        3,141
     Inventories                                                          1,898        (2,111)
     Accounts payable                                                    (9,730)        1,139
     Other current assets and liabilities                                  (274)      (17,889)
     Other - net                                                        (30,688)       (9,710)
                                                                     ----------    ----------
         Net cash provided by operating activities                       45,590        18,582

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions                                                 (32,241)      (21,795)
     Proceeds from disposal of assets                                    25,224           735
     Acquisition of  business, net of cash acquired                     (13,464)       (3,700)
                                                                     ----------    ----------
              Net cash used for investing activities                    (20,481)      (24,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings - net                                                     3,421
     Reduction of borrowings - net                                      (29,612)
     Proceeds from issuance of stock                                      4,890         4,006
                                                                     ----------    ----------
              Net cash provided by (used for) financing activities      (24,722)        7,427

Increase in cash and cash equivalents                                       387         1,249
Cash and cash equivalents at beginning of period                          2,897         1,842
                                                                     ----------    ----------
Cash and cash equivalents at end of period                           $    3,284    $    3,091
                                                                     ==========    ==========




       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 GENERAL

In the opinion of management, the unaudited consolidated condensed financial statements for BJ Services Company (the "Company") include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position as of March 31, 1997, the results of operations for each of the three-month and six-month periods ended March 31, 1997 and 1996 and cash flows for each of the six-month periods ended March 31, 1997 and 1996. The consolidated condensed statement of financial position at September 30, 1996 is derived from the September 30, 1996 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the six-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Certain amounts for fiscal 1996 have been reclassified in the accompanying consolidated condensed financial statements to conform to the current year presentation.

NOTE 2 EARNINGS PER SHARE

Primary earnings per share are based on the weighted average number of shares outstanding during each period and the assumed exercise of dilutive stock options and warrants less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock for each of the periods presented.

Fully diluted earnings per share are based on the weighted average number of shares outstanding during each period and the assumed exercise of dilutive stock options and warrants less the number of treasury shares assumed to be purchased from the proceeds using the closing market price of the Company's common stock for each of the periods presented if greater than the average market price during the period.

The following table presents information necessary to calculate earnings per share for the periods presented:

                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  MARCH 31,                MARCH 31,
                                               1997        1996        1997        1996
                                             ---------   ---------   ---------   ---------
Net income                                   $  20,197   $   4,423   $  40,171   $  13,568
                                             =========   =========   =========   =========

Average primary common and common
     equivalent shares outstanding:
     Common stock                               38,313      28,095      38,260      28,055
     Common stock equivalents from assumed
         exercise of stock options                 833         569         828         505
     Common stock equivalents from assumed
         exercise of warrants                    1,651                   1,628
                                             ---------   ---------   ---------   ---------
                                                40,797      28,664      40,716      28,560
                                             =========   =========   =========   =========

Primary earnings per share                   $     .50   $     .15   $     .99   $     .48
                                             =========   =========   =========   =========

Average fully diluted common and common
     equivalent shares outstanding:
     Common stock                               38,313      28,095      38,260      28,055
     Common stock equivalents from
         assumed exercise of stock options         866         685         866         685
     Common stock equivalents from
         assumed exercise of warrants            1,790         501       1,790         501
                                             ---------   ---------   ---------   ---------
                                                40,969      29,281      40,916      29,241
                                             =========   =========   =========   =========

Fully diluted earnings per share             $     .49   $     .15   $     .98   $     .46
                                             =========   =========   =========   =========


In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share." SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. The statement replaces the presentation of Primary EPS and requires presentation of Basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Proforma basic EPS for the three months ended March 31, 1997 and 1996 is $ .53 and $ .16, respectively. Proforma basic EPS for the six months ended March 31, 1997 and 1996 is $1.05 and $ .48, respectively.

NOTE 3 ACQUISITION OF BUSINESS

Effective December 1, 1996, the Company acquired the remaining 51% ownership of its previously unconsolidated joint venture in Argentina, for total consideration of $13.5 million which was funded through borrowings under existing credit facilities. This acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The consolidated statement of operations includes operating results of the subsidiary acquired since the date of acquisition. This acquisition is not material to the Company's financial statements and therefore proforma information is not presented.

NOTE 4 SUPPLEMENTAL GUARANTOR INFORMATION

In August 1996, the Company exchanged unsecured 7% Series B Notes due 2006 (the "7% Series B Notes") for its then outstanding unsecured 7% Series A Notes due 2006. Three of the Company's wholly owned subsidiaries, BJ Services Company, U.S.A., BJ Service International, Inc. and BJ Services Company Middle East (collectively, the "Guarantor Subsidiaries"), are guarantors of the 7% Series B Notes. Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the Company's obligation to pay principal and interest with respect to the 7% Series B Notes.

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

The following supplemental consolidating condensed financial statements present:

         1. Consolidating condensed statements of financial position as of March 31, 1997 and September 30, 1996, consolidating condensed statements of operations for each of the three-month and six-month periods ended March 31, 1997 and 1996 and consolidating condensed statements of cash flows for each of the six-month periods ended March 31, 1997 and 1996.

         2. BJ Services Company (the "Parent"), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method.

         3. Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

The Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management does not believe that such information is material to investors in the 7% Series B Notes.

                 SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT
                                 OF OPERATIONS
                                 (IN THOUSANDS)

                       THREE MONTHS ENDED MARCH 31, 1997

                                                              COMBINED      COMBINED
                                                              GUARANTOR    NONGUARANTOR
                                                PARENT      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            --------------  -------------  -------------  --------------  -------------
Revenue                                     $               $     185,425  $     164,121  $       (5,848) $     343,698
Operating expenses:
   Cost of sales and services                                     151,342        128,157          (5,848)       273,651
   Research and engineering                                         2,000          4,080                          6,080
   Marketing                                                        9,160          3,070                         12,230
   General and administrative                                       6,344          6,204                         12,548
   Goodwill amortization                                            1,259          2,342                          3,601
                                            --------------  -------------  -------------  --------------  -------------
     Total operating expenses                                     170,105        143,853          (5,848)       308,110
                                            --------------  -------------  -------------  --------------  -------------
Operating income                                                   15,320         20,268                         35,588
Interest income                                                     1,280            132          (1,150)           262
Interest expense                                                   (5,588)        (3,540)          1,150         (7,978)
Income from equity investees                        20,197          8,401              0         (28,598)
Other income - net                                                    575            194                            769
                                            --------------  -------------  -------------  --------------  -------------
Income before income taxes                          20,197         19,988         17,054         (28,598)        28,641
Income tax expense (benefit)                                         (209)         8,653                          8,444
                                            --------------  -------------  -------------  --------------  -------------
Net income                                  $       20,197  $      20,197  $       8,401  $      (28,598) $      20,197
                                            ==============  =============  =============  ==============  =============

                 SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT
                                 OF OPERATIONS
                                 (IN THOUSANDS)

                       THREE MONTHS ENDED MARCH 31, 1996


                                                              COMBINED        COMBINED
                                                              GUARANTOR     NONGUARANTOR
                                                PARENT      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                            --------------  -------------  -------------  --------------  -------------
Revenue                                     $               $     133,095  $      77,141  $       (9,442) $     200,794
Operating expenses:
   Cost of sales and services                                     118,344         58,261          (9,442)       167,163
   Research and engineering                                         3,638            220                          3,858
   Marketing                                                        7,105          2,495                          9,600
   General and administrative                                       4,921          3,312                          8,233
   Goodwill amortization                                            1,167            162                          1,329
                                            --------------  -------------  -------------  --------------  -------------
     Total operating expenses                                     135,175         64,450          (9,442)       190,183
                                            --------------  -------------  -------------  --------------- -------------
Operating income (loss)                                            (2,080)        12,691                         10,611
Interest income                                                       366            242            (361)           247
Interest expense                                                   (4,801)        (1,117)            361         (5,557)
Income from equity investees                         4,423          8,816                        (13,239)
Other income (expense) - net                                          997           (258)                           739
                                            --------------  -------------  -------------  --------------  -------------
Income before income taxes                           4,423          3,298         11,558         (13,239)         6,040
Income tax expense (benefit)                                       (1,125)         2,742                          1,617
                                            --------------  -------------  -------------  --------------  -------------
Net income                                  $        4,423  $       4,423  $       8,816  $      (13,239) $       4,423
                                            ==============  =============  =============  ==============  =============

                 SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT
                                 OF OPERATIONS
                                 (IN THOUSANDS)

                        SIX MONTHS ENDED MARCH 31, 1997

                                                              COMBINED        COMBINED
                                                              GUARANTOR     NONGUARANTOR
                                                PARENT      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            --------------  -------------  -------------  --------------  -------------
Revenue                                     $               $     378,073  $     320,208  $      (14,203) $     684,078
Operating expenses:
   Cost of sales and services                                     306,068        252,586         (14,203)       544,451
   Research and engineering                                         3,848          8,144                         11,992
   Marketing                                                       17,312          6,489                         23,801
   General and administrative                                      12,629         12,044                         24,673
   Goodwill amortization                                            2,381          5,004                          7,385
                                            --------------  -------------  -------------  --------------  -------------
     Total operating expenses                                     342,238        284,267         (14,203)       612,302
                                            --------------  -------------  -------------  --------------  -------------
Operating income                                                   35,835         35,941                         71,776
Interest income                                                     2,232            483          (2,412)           303
Interest expense                                                  (11,335)        (7,375)          2,412        (16,298)
Income from equity investees                        40,171         16,367                        (56,538)
Other income - net                                                    848              4                            852
                                            --------------  -------------  -------------  --------------  -------------
Income before income taxes                          40,171         43,947         29,053         (56,538)        56,633
Income tax expense                                                  3,776         12,686                         16,462
                                            --------------  -------------  -------------  --------------  -------------
Net income                                  $       40,171  $      40,171  $      16,367  $      (56,538) $      40,171
                                            ==============  =============  =============  ==============  =============

                 SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT
                                 OF OPERATIONS
                                 (IN THOUSANDS)

                        SIX MONTHS ENDED MARCH 31, 1996


                                                              COMBINED        COMBINED
                                                              GUARANTOR     NONGUARANTOR
                                                PARENT      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                            --------------  -------------  -------------  --------------  -------------
Revenue                                     $               $     273,122  $     152,226  $      (18,053) $     407,295
Operating expenses:
   Cost of sales and services                                     236,640        115,662         (18,053)       334,249
   Research and engineering                                         7,196            406                          7,602
   Marketing                                                       13,647          4,236                         17,883
   General and administrative                                      10,098          6,624                         16,722
   Goodwill amortization                                            2,334            337                          2,671
                                            --------------  -------------  -------------  --------------  -------------
     Total operating expenses                                     269,915        127,265         (18,053)       379,127
                                            --------------  -------------  -------------  --------------  -------------
Operating income                                                    3,207         24,961                         28,168
Interest income                                                       729            320            (723)           326
Interest expense                                                   (9,609)        (2,209)            723        (11,095)
Income from equity investees                        13,568         16,585                        (30,153)
Other income (expense) - net                                        1,620           (281)                         1,339
                                            --------------  -------------  -------------  --------------  -------------
Income before income taxes                          13,568         12,532         22,791         (30,153)        18,738
Income tax expense (benefit)                                       (1,036)         6,206                          5,170
                                            --------------  -------------  -------------  --------------  -------------
Net income                                  $       13,568  $      13,568  $      16,585  $      (30,153) $      13,568
                                            ==============  =============  =============  ==============  =============

                 SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT
                             OF FINANCIAL POSITION
                                 (IN THOUSANDS)

                                 MARCH 31, 1997

                                                              COMBINED        COMBINED
                                                              GUARANTOR     NONGUARANTOR
                                                PARENT      SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                            --------------  -------------  -------------  ----------------  --------------
ASSETS
Current assets:
   Cash and cash equivalents                $               $       3,284  $              $                 $        3,284
   Receivables - net                                              116,180        171,393                           287,573
   Inventories - net                                               40,903         47,640                            88,543
   Deferred income taxes                                           13,087                                           13,087
   Other current assets                                             7,755         13,209                            20,964
                                            --------------  -------------  -------------  ----------------  --------------
     Total current assets                                         181,209        232,242                           413,451
Investment in subsidiaries                         254,315        168,113                         (422,428)
Intercompany advances                              635,124                                        (635,124)
Property - net                                                    304,424        265,507                           569,931
Deferred income taxes                                             140,158         32,912                           173,070
Goodwill - net                                                    128,604        411,262                           539,866
Other assets                                                       11,004          6,112                            17,116
                                            --------------  -------------  -------------  ----------------  --------------
                                            $      889,439  $     933,512  $     948,035  $     (1,057,552) $    1,713,434
                                            ==============  =============  =============  ================  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                         $               $      76,458  $      58,091  $                 $      134,549
   Short-term borrowings and
     current portion of long-term debt                             14,810         65,874                            80,684
   Accrued employee
     compensation and benefits                                     19,315         14,603                            33,918
   Income and other taxes                                           1,467         13,026                            14,493
   Other accrued liabilities                           588         30,091         36,066               293          67,038
                                            --------------  -------------  -------------  ----------------  --------------
     Total current liabilities                         588        142,141        187,660               293         330,682
Long-term debt                                                    257,502        189,564                           447,066
Deferred income taxes                                                             12,574                            12,574
Accrued post retirement benefits
   and other long-term liabilities                                 34,375           (114)                           34,261
Intercompany advances-net                                         245,179        390,238          (635,417)
Stockholders' equity                               888,851        254,315        168,113          (422,428)        888,851
                                            --------------  -------------  -------------  ----------------  --------------
                                            $      889,439  $     933,512  $     948,035  $     (1,057,552) $    1,713,434
                                            ==============  =============  =============  ================  ==============

                 SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT
                             OF FINANCIAL POSITION
                                 (IN THOUSANDS)

                               SEPTEMBER 30, 1996

                                                           COMBINED         COMBINED
                                                           GUARANTOR      NONGUARANTOR
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                        -------------  ----------------  -------------  ----------------  --------------
ASSETS
Current assets:
   Cash and cash equivalents            $              $          2,897  $              $                 $        2,897
   Receivables - net                                            109,110        162,473                           271,583
   Inventories - net                                             39,222         47,879                            87,101
   Deferred income taxes                                         19,349                                           19,349
   Other current assets                                           5,379         31,838                            37,217
                                        -------------  ----------------  -------------  ----------------  --------------
     Total current assets                                       175,957        242,190                           418,147
Investment in subsidiaries                    213,404           150,339                         (363,743)
Intercompany advances - net                   628,979                                           (628,979)
Property - net                                                  292,075        266,081                           558,156
Deferred income taxes                                           112,574         20,092                           132,666
Goodwill - net                                                  171,551        395,709                           567,260
Other assets                                                     13,467         19,464                            32,931
                                        -------------  ----------------  -------------  ----------------  --------------
                                        $     842,383  $        915,963  $     943,536  $       (992,722) $    1,709,160
                                        =============  ================  =============  ================  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                     $              $         78,740  $      63,226  $                 $      141,966
   Short-term borrowings and
     current portion of long-term debt                            6,015         28,343                            34,358
   Accrued employee
     compensation and benefits                                   20,548         11,679                            32,227
   Income and other taxes                                         2,635         11,063                            13,698
   Other accrued liabilities                      680            35,428         33,668                            69,776
                                        -------------  ----------------  -------------  ----------------  --------------
     Total current liabilities                    680           143,366        147,979                           292,025
Long-term debt                                                  276,461        246,543                           523,004
Deferred income taxes                                                           11,740                            11,740
Accrued post retirement
   benefits and other                                            39,343          1,345                            40,688
Intercompany advances - net                                     243,389        385,590          (628,979)
Stockholders' equity                          841,703           213,404        150,339          (363,743)        841,703
                                        -------------  ----------------  -------------  ----------------  --------------
                                        $     842,383  $        915,963  $     943,536  $       (992,722) $    1,709,160
                                        =============  ================  =============  ================  ==============

                 SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT
                                 OF CASH FLOWS
                                 (IN THOUSANDS)

                        SIX MONTHS ENDED MARCH 31, 1997

                                                              COMBINED        COMBINED
                                                              GUARANTOR     NONGUARANTOR
                                                PARENT      SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                            --------------  -------------  -------------  --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                  $       40,171  $      40,171  $      16,367  $      (56,538) $      40,171
Adjustments to reconcile net income to
   cash provided by (used for) operating
   activities:
   Depreciation and amortization                                   20,267         25,341                         45,608
   Recognition of unearned compensation                               750                                           750
   Deferred income taxes                                            3,434          8,450                         11,884
   Income of equity investees                      (40,171)       (16,367)                        56,538
Changes in:
   Receivables                                                     (7,070)        (6,959)                       (14,029)
   Accounts payable                                                (2,282)        (7,448)                        (9,730)
   Inventories                                                     (1,681)         3,579                          1,898
   Other current assets and liabilities                (92)        (3,852)         3,377             293           (274)
   Advances, net                                    (4,798)       (49,559)        54,650            (293)
   Other, net                                                      22,138        (52,826)                       (30,688)
                                            --------------  -------------  -------------  --------------  -------------
     Net cash provided by (used for)
       operating activities                         (4,890)         5,949         44,531                         45,590

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                (17,784)       (14,457)                       (32,241)
Proceeds from disposal of assets                                   22,386          2,838                         25,224
Acquisition of business,
   net of cash acquired                                                          (13,464)                       (13,464)
                                            --------------  -------------  -------------  --------------  -------------
   Net cash used for
     investing activities                                           4,602        (25,083)                       (20,481)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock                      4,890                                                        4,890
Proceeds from borrowings-net                                      (10,164)       (19,448)                       (29,612)
                                            --------------  -------------  -------------  --------------  -------------
Net cash provided by (used for)
   financing activities                              4,890        (10,164)       (19,448)                       (24,722)

Increase in cash and cash equivalents                                 387                                           387
Cash and cash equivalents
   at beginning of period                                           2,897                                         2,897
                                            --------------  -------------  -------------  --------------  -------------
Cash and cash equivalents
   at end of period                         $               $       3,284  $              $               $       3,284
                                            ==============  =============  =============  ==============  =============

                 SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT
                                 OF CASH FLOWS
                                 (IN THOUSANDS)
                        SIX MONTHS ENDED MARCH 31, 1996

                                                              COMBINED        COMBINED
                                                              GUARANTOR     NONGUARANTOR
                                                PARENT      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            --------------  -------------  -------------  --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                  $       13,568  $      13,568  $      16,585  $      (30,153) $      13,568
Adjustments to reconcile net income
   to cash provided by operating activities:
   Depreciation and amortization                                   18,066         11,239                         29,305
   Recognition of unearned compensation                               546                                           546
   Deferred income taxes                                              593                                           593
   Income of equity investees                      (13,568)       (16,585)                        30,153
Changes in:
   Receivables                                                      6,340         (3,199)                         3,141
   Accounts payable                                                20,174        (19,035)                         1,139
   Inventories                                                        107         (2,218)                        (2,111)
   Other current assets and liabilities               (205)       (17,701)        (2,820)          2,837        (17,889)
   Advances, net                                    (3,801)       (13,522)        20,160          (2,837)
   Other, net                                                      (3,415)        (6,295)                        (9,710)
                                            --------------  -------------  -------------  --------------  -------------
     Net cash provided by (used for)
       operating activities                         (4,006)         8,171         14,417                         18,582

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                (11,081)       (10,714)                       (21,795)
Proceeds from disposal of assets                                      479            256                            735
Acquisition on business, net of
   cash acquired                                                                  (3,700)                        (3,700)
                                            --------------  -------------  -------------  --------------  -------------
   Net cash used for
     investing activities                                         (10,602)       (14,158)                       (24,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock                      4,006                                                        4,006
Proceeds from (reduction of)
     borrowings-net                                                 3,680           (259)                         3,421
                                            --------------  -------------  -------------  --------------  -------------
   Net cash provided by (used for)
     financing activities                            4,006          3,680           (259)                         7,427
Increase in cash and cash equivalents                               1,249                                         1,249
Cash and cash equivalents
   at beginning of period                                           1,842                                         1,842
                                            --------------  -------------  -------------  --------------  -------------
Cash and cash equivalents
   at end of period                         $               $       3,091  $              $               $       3,091
                                            ==============  =============  =============  ==============  =============

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

Relatively stronger oil and gas prices have recently caused U.S. exploration and development companies to be more optimistic about the industry. As a result, the normal seasonal drilling decline did not occur during the March 1997 quarter and drilling activity reached 900 rigs for the first time since 1993. U.S. exploration and production spending is forecast to increase 8-10% in 1997 from 1996. The rig count in the United States averaged 856 and 851 active drilling rigs during the respective three and six -month periods ended March 31, 1997. Such activity represents a 21% and 16% increase over the same three and six-month periods of the prior fiscal year, respectively. The activity increase during the quarter was due to an increase in both oil and natural gas drilling.

With the exception of Canada, international drilling activity has historically been less volatile than domestic drilling activity. International drilling activity increased by 8% compared with the prior year's three and six-month periods primarily on the strength of development work in Canada and exploration programs in the Middle East.

In both the U.S. and internationally, there has been a continuing trend by oil and gas companies toward alliances with service companies. These alliances take various forms including packaged or integrated services, single source suppliers and turnkey agreements. More than 20% of the Company's revenues are generated under such alliances.

EXPANSIONS AND ACQUISITIONS

The Company's expansion and acquisition efforts over the past several years have been focused on adding critical mass to its U.S. operations and international geographic expansions of its existing product lines. The acquisition of Nowsco in June 1996 (the "Nowsco Acquisition") contributed towards both these efforts by giving the Company the number one pumping services market position in Canada, where the Company had not operated since 1992, and adding to the Company's existing market positions in several key U.S. and international markets. The Nowsco Acquisition added approximately 40% to the Company's existing revenue base. The Company strengthened its market position in Argentina in December 1996 by acquiring the remaining 51% interest in its Argentine joint venture, NASA. The Company's original 49% share was acquired through the Nowsco Acquisition.

RESULTS OF OPERATIONS

Revenue: Revenue increased by 71% and 68% over the same three and six-month periods of the previous fiscal year, primarily as a result of the Nowsco Acquisition and a strong recovery in the U.S. oil and gas markets.

The Company's U.S. pressure pumping operations continued its strong year over year improvement with a 48% revenue increase over the prior year's second quarter. Taking into account the prior year's Nowsco revenues, these operations showed a pro forma revenue increase of 22%, benefiting from a 21% increase in the active rig count. For the six-month period ended March 31, 1997, U.S. revenues increased 47% over the same period of the prior year. Revenues in most of the central U.S. regions were up sharply, most significantly South Texas, East Texas and the Permian Basin regions. Management expects U.S. drilling activity to remain strong during the remainder of fiscal 1997 in relation to the prior year.

The Company's international pressure pumping operations continued their strong growth with revenues increasing by over 100% (16% on a pro forma basis) from the prior year's second quarter and first six-month period. This represents the seventeenth consecutive quarter of international revenue improvement. The Company's newly acquired Canadian operations achieved their highest ever quarterly revenue level increasing 27% and 23% on a pro forma basis over the prior year's three and six-month periods, respectively. Such activity increase was primarily a result of a later than usual Spring breakup and particularly strong fracturing and coiled tubing activity. Other international areas showing significant revenue increases were UK (mainly coiled tubing), Indonesia and Thailand. The Company's Middle East region also had another strong quarter reflecting new contracts in India, Egypt and Saudi Arabia. The Company's operations in Venezuela continued to benefit from increased coiled tubing revenues resulting from the addition of one coiled tubing barge since the previous year. Partially offsetting these gains were revenue declines in Argentina, due to a slowdown in drilling activity by YPF. Management expects the year over year international revenue increases to continue over the next several quarters.

The Company's other service lines, which include tubular services, commissioning and pipeline inspection and production chemical businesses showed an overall revenue increase of 87% and 84% for the three and six-month periods ended March 31, 1997, respectively, over the same periods of the previous year due mainly to the Nowsco Acquisition, as well as activity gains in each of these service lines on a pro forma basis.

Operating Income: Operating income more than doubled for both the three and six-month periods as a result of the revenue increase and higher operating margins resulting from efficiencies derived from the combination of the Company's and former Nowsco operations and the operating leverage realized from the increase in U.S. business. The cost of sales and services as a percentage of revenue during the three and six-month periods was 3.7% and 2.5% lower, respectively, than in the same periods of the prior year primarily as a result of cost reduction efforts implemented after the Nowsco Acquisition and the economies of scale in having a larger U.S. operation. Other operating expenses, excluding goodwill amortization, increased by 42% and 43% over the same three and six-month periods of fiscal 1996 primarily as a result of additional overhead from the former Nowsco operations. The increase in goodwill amortization resulted from the Nowsco Acquisition, which was accounted for under the purchase method of accounting.

Interest expense increased by $2.4 million and $5.2 million, respectively, over the same three and six-month periods of the previous year due to increased borrowings to fund the Nowsco Acquisition. See "Capital Resources and Liquidity."

The year-to-date effective tax rate increased to 29% due to the higher U.S. profitability which is taxed at a 35% statutory rate.

CAPITAL RESOURCES AND LIQUIDITY

Net cash provided from operating activities for the six months ended March 31, 1997 increased by $27.0 million from the prior year's figure. Higher profitability, depreciation and amortization were partially offset by higher receivable balances and the payment of merger related expenses previously accrued. Net cash used for investing activities for the six-month period was $20.5 million, a $4.3 million decrease from the first six months of the prior year due to higher capital spending and the acquisition of the remaining 51% ownership of the Company's previously unconsolidated joint venture in Argentina, offset by the receipt of $20.3 million in cash on the sale of the hull from the Renaissance, one of the Company's stimulation vessels. As a result of cash received from the sale of the hull of the Renaissance and because net cash flows from operating activities were sufficient to cover the Company's capital requirements, the Company was able to reduce net borrowings by $29.6 million during the current six-month period.

Management strives to maintain low cash balances while utilizing available credit facilities to meet the Company's capital needs. Excess cash generated is used to pay down outstanding borrowings. In June 1996, the Company replaced its existing credit facility with a committed, unsecured bank credit facility (the "New Bank Credit Facility") executed to accommodate the Nowsco Acquisition.

The New Bank Credit Facility consists of a Canadian $320.0 million (approximately U.S. $234 million) six-year term loan, which is repayable in 22 quarterly installments which began in March 1997, and a five-year U.S. $325.0 million revolving facility. At March 31, 1997, borrowings outstanding under the New Bank Credit Facility amounted to $348.4 million consisting of $223.4 million under the term loan and $125.0 million borrowed under the revolver. At March 31, 1997, principal reductions of term loans under the New Bank Credit Facility are due in aggregate installments of $17,056,000; $34,113,000; $43,616,000; $46,783,000; $46,783,000 and $35,062,000 in the years ending
September 30, 1997, 1998, 1999, 2000, 2001 and 2002, respectively.

The outstanding balance of the Company's 9.2% Notes, issued in 1991, was $12.0 million at March 31, 1997. Principal reductions of $6.0 million are required annually each August until maturity on August 1, 1998.

In addition to the committed facility, the Company had $100.0 million in various unsecured, discretionary lines of credit at March 31, 1997 which expire at various dates in 1998. There are no requirements for commitment fees or compensating balances in connection with these lines of credit. Interest on borrowings is based on prevailing market rates. At March 31, 1997 and September 30, 1996, there were $40.4 million and $2.5 million, respectively, in outstanding borrowings under these lines of credit.

The Company's interest-bearing debt represented 37.3% of its total capitalization at March 31, 1997, a decrease from 39.8% at the previous fiscal year-end. The Company's New Bank Credit Facility and 9.2% Notes contain various customary covenants, including the maintenance of certain profitability and solvency ratios and restrictions on dividend payments. Management believes that the New Bank Credit Facility, combined with other discretionary credit facilities and cash flow from operations, will provide the Company with sufficient capital resources and liquidity to manage its routine operations and fund projected capital expenditures.

At March 31, 1997, the Company had approximately $648 million of United States tax net operating loss carryforwards expiring between 2000 and 2011. With the Nowsco Acquisition, the Company acquired approximately $33 million of U.S. tax net operating loss carryforwards, subject to certain limitations, expiring between 2000 and 2011; approximately $115 million of non-U.S. tax net operating loss carryforwards expiring in varying amounts beginning in 1997; and approximately $7 million in non-U.S. tax credits which expire in varying amounts between 1999 and 2009. Under Statement of Financial Accounting
Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), the Company is required to record a deferred tax asset for the future tax benefit of these tax net operating loss carryforwards, as well as other items, if realization is "more likely than not." The 1995 acquisition of The Western Company of North America (the "Western Acquisition") provided the Company with a greater critical mass with which to compete in the United States as it more than doubled the Company's United States revenue base. In addition, with the combination of Nowsco and Western, the Company has realized significant consolidation benefits. Management estimates that in excess of $64 million of overhead and redundant operating costs have been eliminated annually as a result of the combination of the three companies. Management has concluded that the Company's future taxable income will be sufficient over the remaining carryforward periods to realize the tax benefits represented by approximately $510 million of U.S. tax net operating loss carryforwards acquired with the acquisitions of Western and Nowsco and generated by the Company's operations prior to such acquisitions. Net tax benefits resulting from the acquisitions approximate $160 million and have been included as a deferred tax asset recognized in the purchase price allocation. Valuation allowances have been established for the benefits of the tax net operating loss carryforwards that are estimated to expire prior to their utilization. In March 1997, the Company increased its estimate of the amount of pre-acquisition losses of Western and Nowsco for which it is more likely than not that tax benefits will ultimately be realized. Accordingly, the Company has recorded a $41.0 million increase in the deferred tax asset along with a corresponding decrease in goodwill. Management estimates that the utilization of net operating loss carryforwards will result in cash taxes equal to approximately one-half of the book tax rate over the next several years.

Excluding acquisitions, capital expenditures during the first six months of the fiscal year were $32.2 million, or $10.4 million higher than the spending in the comparable period of the prior year. The current year's spending related primarily to international expansion opportunities, primarily in Latin America, and upgrades of the Company's information systems. Other investing activities included the acquisition of the remaining 51% interest in the Company's joint venture in Argentina for total consideration of $13.5 million.

Capital expenditures for fiscal 1997 are projected to be approximately $70-80 million, excluding acquisitions, and are expected to include spending for continued geographic expansions of all service lines, construction of an additional coiled tubing vessel, additional capacity in certain high margin locations and normal levels of replacement capital. The actual amount of fiscal 1997 capital expenditures (excluding acquisitions) will be primarily dependent upon the availability of expansion opportunities and are expected to be funded by cash flows from operating activities and available credit facilities. Management believes cash flows from operating activities and available lines of credit, if necessary, will be sufficient to fund projected capital expenditures.

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

                  None

Item 3.    Defaults upon Senior Securities

                  None.

Item 4.    Submission of Matters to a Vote of Security Holders

                  The Company held its Annual Meeting of Stockholders on January 23, 1997, in Houston, Texas. All nominated directors were elected.

              (i)   Directors elected at the Annual Meeting:

                                       Votes in              Votes           Broker
Class I Directors                        Favor             Withheld        Non-Votes
-----------------                      ---------           --------        ---------
John R. Huff                          34,994,047            390,927           0
R. A. LeBlanc                         34,993,537            391,437           0
Michael E. Patrick                    34,994,038            390,936           0

              Directors with terms of office continuing after the Annual
              Meeting:

              Class II Directors
              ------------------

              Don D. Jordan
              Michael McShane

              Class III Directors
              -------------------

              L.  William Heiligbrodt
              James E. McCormick
              J.W. Stewart

Item 5.    Other Information

              None

Item 6.    Exhibits and Reports on Form 8-K.

                (a)  Exhibits.

                    3.1    Bylaws of the Company, as amended

                    27.1   Financial Data Schedule

                (b)  Reports on Form 8-K.

                    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BJ Services Company
                                            (Registrant)



Date: May 15, 1997                       BY  \s\ Margaret Barrett Shannon
                                             -----------------------------------
                                             Margaret Barrett Shannon
                                             Vice President and General
                                             Counsel





Date: May 15, 1997                       BY  \s\ Matthew D. Fitzgerald
                                             -----------------------------------
                                             Matthew D. Fitzgerald
                                             Controller and Chief
                                             Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                DESCRIPTION
-------               -----------
 3.1            Bylaws of the Company, as amended

 27.1           Financial Data Schedule
