Form 10-Q
period 1997-06-30
BJ SERVICES CO
filed 1997-08-08
CIK 864328

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period From _______ to _______.


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

There were 38,428,207 shares of the registrant's common stock, $.10 par value, outstanding as of August 7, 1997.


===============================================================================

                              BJ SERVICES COMPANY




                                     INDEX


PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated Condensed Statement of Operations (Unaudited) - Three
                  and nine months ended June 30, 1997 and 1996                        3

         Consolidated Condensed Statement of Financial Position -
                  June 30, 1997 (Unaudited) and September 30, 1996                    4

         Consolidated Condensed Statement of Cash Flows (Unaudited) -
                  Nine months ended June 30, 1997 and 1996                            5

         Notes to Unaudited Consolidated Condensed Financial Statements               6

     Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                          18


PART II - OTHER INFORMATION                                                          24

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                           JUNE 30,                   JUNE 30,
                                      1997         1996           1997         1996
                                   ---------    ---------    -----------    ---------
Revenue                            $ 368,619    $ 220,960    $ 1,052,697    $ 628,255
Operating expenses:
     Cost of sales and services      284,516      178,415        828,967      512,664
     Research and engineering          6,367        3,992         18,359       11,594
     Marketing                        13,291        9,837         37,092       27,720
     General and administrative       12,734        9,027         37,407       25,749
     Goodwill amortization             3,515        1,354         10,900        4,025
     Unusual charge                                 3,539                       3,539
                                   ---------    ---------    -----------    ---------
        Total operating expenses     320,423      206,164        932,725      585,291
                                   ---------    ---------    -----------    ---------
Operating income                      48,196       14,796        119,972       42,964
Interest expense                      (7,780)      (5,654)       (24,078)     (16,749)
Interest income                          300          217            603          543
Other income - net                        27        1,664            879        3,003
                                   ---------    ---------    -----------    ---------
Income before income taxes            40,743       11,023         97,376       29,761
Income taxes                          12,632        1,951         29,094        7,121
                                   ---------    ---------    -----------    ---------

Net income                         $  28,111    $   9,072    $    68,282    $  22,640
                                   =========    =========    ===========    =========

Net income per share
     Primary                       $     .68    $     .31    $      1.67    $     .79
     Fully diluted                 $     .68    $     .31    $      1.65    $     .77

Average shares outstanding
     Primary                          41,170       29,651         40,853       28,705
     Fully diluted                    41,354       29,663         41,291       29,573





       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
                                 (IN THOUSANDS)


                                                              JUNE 30,  SEPTEMBER 30,
                                                               1997         1996
                                                            ----------  -------------
                                                            (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                              $    3,483   $    2,897
     Receivables - net                                         294,817      271,583
     Inventories:
         Finished goods                                         67,897       59,926
         Work in process                                         8,084        9,479
         Raw materials                                          20,682       17,696
                                                            ----------   ----------
              Total inventories                                 96,663       87,101
     Deferred income taxes                                      12,364       19,349
     Other current assets                                       21,243       37,217
                                                            ----------   ----------
              Total current assets                             428,570      418,147
Property - net                                                 576,321      558,156
Deferred income taxes                                          190,041      132,666
Goodwill - net                                                 522,305      567,260
Other assets                                                    14,094       32,931
                                                            ----------   ----------
                                                            $1,731,331   $1,709,160
                                                            ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                       $  143,684   $  141,966
     Short-term borrowings and current
         portion of long-term debt                              92,902       34,358
     Accrued employee compensation and benefits                 35,247       32,227
     Income and other taxes                                     16,877       13,698
     Accrued insurance                                          14,105       13,282
     Other accrued liabilities                                  53,527       56,494
                                                            ----------   ----------
         Total current liabilities                             356,342      292,025
Long-term debt                                                 412,224      523,004
Deferred income taxes                                            7,031       11,740
Accrued post retirement benefits and other                      33,907       40,688
Stockholders' equity                                           921,827      841,703
                                                            ----------   ----------
                                                            $1,731,331   $1,709,160
                                                            ==========   ==========


       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                        NINE MONTHS ENDED
                                                                             JUNE 30,
                                                                        1997         1996
                                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $  68,282    $  22,640
Adjustments to reconcile net income to cash
     provided by operating activities:
     Amortization of unearned compensation                               1,125          819
     Unusual charge (noncash)                                                         3,539
     Depreciation and amortization                                      67,364       44,288
     Deferred income taxes                                              19,962          697
Changes in:
     Receivables                                                       (21,273)      (9,448)
     Inventories                                                        (6,222)      (2,246)
     Accounts payable                                                     (595)         (47)
     Other current assets and liabilities                                4,477      (23,187)
     Other - net                                                       (38,954)     (16,673)
                                                                     ---------    ---------
         Net cash provided by operating activities                      94,166       20,382

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions                                                (60,043)     (34,372)
     Proceeds from disposal of assets                                   26,126        4,458
     Acquisition of  business, net of cash acquired                    (13,464)    (586,535)
                                                                     ---------    ---------
              Net cash used for investing activities                   (47,381)    (616,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings - net                                                 591,701
     Reduction of borrowings - net                                     (52,236)
     Proceeds from issuance of stock                                     6,037        4,536
                                                                     ---------    ---------
              Net cash provided by (used for) financing activities     (46,199)     596,237

Increase in cash and cash equivalents                                      586          170
Cash and cash equivalents at beginning of period                         2,897        1,842
                                                                     ---------    ---------
Cash and cash equivalents at end of period                           $   3,483    $   2,012
                                                                     =========    =========




       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 GENERAL

In the opinion of management, the unaudited consolidated condensed financial statements for BJ Services Company (the "Company") include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position as of June 30, 1997, the results of operations for each of the three-month and nine-month periods ended June 30, 1997 and 1996 and the results of cash flows for each of the nine-month periods ended June 30, 1997 and 1996. The consolidated condensed statement of financial position at September 30, 1996 is derived from the September 30, 1996 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the three and nine-month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Supplemental Cash Flow Disclosure -- In 1997, the Company increased its estimate of the amount of pre-acquisition losses of Western and Nowsco for which it is more likely than not that tax benefits will ultimately be realized. Accordingly, the Company has recorded a $69.4 million increase in the deferred tax asset along with a corresponding decrease in goodwill.

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

Fully diluted earnings per share are based on the weighted average number of shares outstanding during each period and the assumed exercise of dilutive stock options and warrants less the number of treasury shares assumed to be purchased from the proceeds using the closing market price of the Company's common stock at the end of each of the periods presented if greater than the average market price during the period.

The following table presents information necessary to calculate earnings per share for the periods presented (in thousands except earnings per share):

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                           1997           1996            1997           1996
                                                       -----------     -----------    -----------    -----------
Net income                                             $    28,111     $     9,072    $    68,282    $    22,640
                                                       ===========     ===========    ===========    ===========

Average primary common and common equivalent
   shares outstanding:
     Common stock                                           38,355          28,190         38,292         28,100
     Common stock equivalents from assumed
         exercise of stock options                             857             771            815            605
     Common stock equivalents from assumed
         exercise of warrants                                1,958             690          1,746
                                                       -----------     -----------    -----------    -----------
                                                            41,170          29,651         40,853         28,705
                                                       ===========     ===========    ===========    ===========

Primary earnings per share                             $       .68     $       .31    $      1.67    $       .79
                                                       ===========     ===========    ===========    ===========

Average fully diluted common and common equivalent
  shares outstanding:
     Common stock                                           38,355          28,190         38,292         28,100
     Common stock equivalents from
         assumed exercise of stock options                     887             774            887            774
     Common stock equivalents from
         assumed exercise of warrants                        2,112             699          2,112            699
                                                       -----------     -----------    -----------    -----------
                                                            41,354          29,663         41,291         29,573
                                                       ===========     ===========    ===========    ===========

Fully diluted earnings per share                       $       .68     $       .31    $      1.65    $       .77
                                                       ===========     ===========    ===========    ===========

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share." SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings Per Share," and makes them comparable to international EPS standards. The statement replaces the presentation of primary EPS and fully diluted EPS, and requires presentation of basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB 15. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Proforma basic EPS for the three months ended June 30,

1997 and 1996 is $.73 and $.32, respectively. Proforma basic EPS for the nine months ended June 30, 1997 and 1996 is $1.78 and $.81, respectively. Based on the Company's current capital structure, proforma diluted EPS is the same as primary EPS for all periods presented.


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

NOTE 4 NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," (SFAS No. 130) and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," (SFAS No. 131). SFAS No. 130 and SFAS No. 131 are effective for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. These two statements will have no effect on the Company's 1997 financial statements, but management is currently evaluating what, if any, additional disclosures may be required when these two statements are adopted in the first quarter of fiscal 1999.

NOTE 5 SUPPLEMENTAL GUARANTOR INFORMATION

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

Substantially all of the Company's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Company's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the 7% Series B Notes. Although holders of the 7% Series B Notes are direct creditors of the Company's principal direct subsidiaries by virtue of the guarantees, the Company has subsidiaries ("NonGuarantor Subsidiaries") that are not included among the Guarantor Subsidiaries, and such subsidiaries are not obligated with respect to the 7% Series B Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Company, including the holders of the 7% Series B Notes.

The following supplemental consolidating condensed financial statements present:

         1. Consolidating condensed statements of financial position as of June 30, 1997 and September 30, 1996, consolidating condensed statements of operations for each of the three-month and nine-month periods ended June 30, 1997 and 1996 and consolidating condensed statements of cash flows for each of the nine-month periods ended June 30, 1997 and 1996.

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

                 SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT
                                 OF OPERATIONS
                                 (IN THOUSANDS)

                        THREE MONTHS ENDED JUNE 30, 1997

                                                              COMBINED       COMBINED
                                                              GUARANTOR    NONGUARANTOR
                                                PARENT      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                            --------------  -------------  -------------  -----------  -------------
Revenue                                     $               $     212,038  $     167,704  $   (11,123) $     368,619
Operating expenses:
   Cost of sales and services                                     162,816        132,823      (11,123)       284,516
   Research and engineering                                         2,172          4,195                       6,367
   Marketing                                                       10,314          2,977                      13,291
   General and administrative                                       6,369          6,365                      12,734
   Goodwill amortization                                              951          2,564                       3,515
                                            --------------  -------------  -------------  -----------  -------------
     Total operating expenses                                     182,622        148,924      (11,123)       320,423
                                            --------------  -------------  -------------  -----------  -------------
Operating income                                                   29,416         18,780                      48,196
Interest income                                                     1,339            205       (1,244)           300
Interest expense                                                   (5,353)        (3,671)       1,244         (7,780)
Income from equity investees                        28,111          9,932                     (38,043)
Other income (expense) - net                                          218           (191)                         27
                                            --------------  -------------  -------------  -----------  -------------
Income before income taxes                          28,111         35,552         15,123      (38,043)        40,743
Income tax expense                                                  7,441          5,191                      12,632
                                            --------------  -------------  -------------  -----------  -------------
Net income                                  $       28,111  $      28,111  $       9,932  $   (38,043) $      28,111
                                            ==============  =============  =============  ===========  =============

                 SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT
                                 OF OPERATIONS
                                 (IN THOUSANDS)

                        THREE MONTHS ENDED JUNE 30, 1996


                                                              COMBINED        COMBINED
                                                              GUARANTOR     NONGUARANTOR
                                                PARENT      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                            --------------  -------------  -------------  --------------  -------------
Revenue                                     $               $     144,063  $      83,991  $       (7,094) $     220,960
Operating expenses:
   Cost of sales and services                                     121,775         63,734          (7,094)       178,415
   Research and engineering                                         3,789            203                          3,992
   Marketing                                                        7,567          2,270                          9,837
   General and administrative                                       5,731          3,296                          9,027
   Goodwill amortization                                            1,179            175                          1,354
   Unusual charge                                                   3,539                                         3,539
                                            --------------  -------------  -------------  --------------  -------------
     Total operating expenses                                     143,580         69,678          (7,094)       206,164
                                            --------------  -------------  -------------  --------------  -------------
   Operating income                                                   483         14,313                         14,796
   Interest income                                                    348            217            (348)           217
   Interest expense                                                (6,392)           390             348         (5,654)
   Income from equity investees                      9,072         13,203                        (22,275)
   Other income-net                                                   329          1,335                          1,664
                                            --------------  -------------  -------------  --------------  -------------
   Income before income taxes                        9,072          7,971         16,255         (22,275)        11,023
   Income tax expense (benefit)                                    (1,101)         3,052                          1,951
                                            --------------  -------------  -------------  --------------  -------------
   Net income                               $        9,072  $       9,072  $      13,203  $      (22,275) $       9,072
                                            ==============  =============  =============  ==============  =============

                 SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT
                                 OF OPERATIONS
                                 (IN THOUSANDS)

                        NINE MONTHS ENDED JUNE 30, 1997

                                                              COMBINED        COMBINED
                                                              GUARANTOR     NONGUARANTOR
                                                PARENT      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            --------------  -------------  -------------  --------------  -------------
Revenue                                     $               $     590,111  $     487,912  $      (25,326) $   1,052,697
Operating expenses:
   Cost of sales and services                                     468,884        385,409         (25,326)       828,967
   Research and engineering                                         6,020         12,339                         18,359
   Marketing                                                       27,626          9,466                         37,092
   General and administrative                                      18,998         18,409                         37,407
   Goodwill amortization                                            3,332          7,568                         10,900
                                            --------------  -------------  -------------  --------------  -------------
     Total operating expenses                                     524,860        433,191         (25,326)       932,725
                                            --------------  -------------  -------------  --------------  -------------
Operating income                                                   65,251         54,721                        119,972
Interest income                                                     3,571            688          (3,656)           603
Interest expense                                                  (16,688)       (11,046)          3,656        (24,078)
Income from equity investees                        68,282         26,299                        (94,581)
Other income (expense) - net                                        1,066           (187)                           879
                                            --------------  -------------  -------------  --------------  -------------
Income before income taxes                          68,282         79,499         44,176         (94,581)        97,376
Income tax expense                                                 11,217         17,877                         29,094
                                            --------------  -------------  -------------  --------------  -------------
Net income                                  $       68,282  $      68,282  $      26,299  $      (94,581) $      68,282
                                            ==============  =============  =============  ==============  =============

                 SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT
                                 OF OPERATIONS
                                 (IN THOUSANDS)

                        NINE MONTHS ENDED JUNE 30, 1996

                                                              COMBINED       COMBINED
                                                              GUARANTOR    NONGUARANTOR
                                                PARENT      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                            --------------  -------------  -------------  --------------  -------------
Revenue                                     $               $     417,185  $     236,038  $      (24,968) $     628,255
Operating expenses:
   Cost of sales and services                                     358,415        179,217         (24,968)       512,664
   Research and engineering                                        10,985            609                         11,594
   Marketing                                                       21,214          6,506                         27,720
   General and administrative                                      15,829          9,920                         25,749
   Goodwill amortization                                            3,501            524                          4,025
   Unusual charge                                                   3,539                                         3,539
                                            --------------  -------------  -------------  --------------  -------------
     Total operating expenses                                     413,483        196,776         (24,968)       585,291
                                            --------------  -------------  -------------  --------------  -------------
   Operating income                                                 3,702         39,262                         42,964
   Interest income                                                  1,077            537          (1,071)           543
   Interest expense                                               (16,001)        (1,819)          1,071        (16,749)
   Income from equity investees                     22,640         29,776                        (52,416)
   Other income-net                                                 1,949          1,054                          3,003
                                            --------------  -------------  -------------  --------------  -------------
   Income before income taxes                       22,640         20,503         39,034         (52,416)        29,761
   Income tax expense (benefit)                                    (2,137)         9,258                          7,121
                                            --------------  -------------  -------------  --------------  -------------
   Net income                               $       22,640  $      22,640  $      29,776  $      (52,416) $      22,640
                                            ==============  =============  =============  ==============  =============

                 SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT
                             OF FINANCIAL POSITION
                                 (IN THOUSANDS)

                                 JUNE 30, 1997

                                                              COMBINED       COMBINED
                                                              GUARANTOR    NONGUARANTOR
                                                PARENT      SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                            --------------  -------------  -------------  ----------------  --------------
ASSETS
Current assets:
   Cash and cash equivalents                $               $       3,483  $              $                 $        3,483
   Receivables - net                                              123,785        171,032                           294,817
   Inventories - net                                               44,626         52,037                            96,663
   Deferred income taxes                                           12,364                                           12,364
   Other current assets                                             6,985         14,258                            21,243
                                            --------------  -------------  -------------  ----------------  --------------
     Total current assets                                         191,243        237,327                           428,570
Investment in subsidiaries                         282,751        181,389                         (464,140)
Intercompany advances                              639,659                                        (639,659)
Property - net                                                    299,550        276,771                           576,321
Deferred income taxes                                             162,038         28,003                           190,041
Goodwill - net                                                    100,487        421,818                           522,305
Other assets                                                       10,390          3,704                            14,094
                                            --------------  -------------  -------------  ----------------  --------------
                                            $      922,410  $     945,097  $     967,623  $     (1,103,799) $    1,731,331
                                            ==============  =============  =============  ================  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                         $               $      81,712  $      61,972  $                 $      143,684
   Short-term borrowings and
     current portion of long-term debt                             25,154         67,748                            92,902
   Accrued employee
     compensation and benefits                                     19,336         15,911                            35,247
   Income and other taxes                                           4,280         12,597                            16,877
   Other accrued liabilities                           583         30,517         37,004              (472)         67,632
                                            --------------  -------------  -------------  ----------------  --------------
     Total current liabilities                         583        160,999        195,232              (472)        356,342
Long-term debt                                                    232,523        179,701                           412,224
Deferred income taxes                                                              7,031                             7,031
Accrued post retirement
   benefits and other                                              33,896             11                            33,907
Intercompany advances-net                                         234,928        404,259          (639,187)
Stockholders' equity                               921,827        282,751        181,389          (464,140)        921,827
                                            --------------  -------------  -------------  ----------------  --------------
                                            $      922,410  $     945,097  $     967,623  $     (1,103,799) $    1,731,331
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
                                        =============  ================  =============  ================  ==============

                 SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT
                                 OF CASH FLOWS
                                 (IN THOUSANDS)

                                             NINE MONTHS ENDED JUNE 30, 1997

                                                              COMBINED       COMBINED
                                                              GUARANTOR    NONGUARANTOR
                                                PARENT      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            --------------  -------------  -------------  --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                  $       68,282  $      68,282  $      26,299  $      (94,581) $      68,282
Adjustments to reconcile net income to
   cash provided by (used for) operating
   activities:
   Depreciation and amortization                                   29,305         38,059                         67,364
   Recognition of unearned compensation                             1,125                                         1,125
   Deferred income taxes                                                          19,962                         19,962
   Income of equity investees                      (68,282)       (26,299)                        94,581
Changes in:
   Receivables                                                    (14,675)        (6,598)                       (21,273)
   Accounts payable                                                 2,972         (3,567)                          (595)
   Inventories                                                     (5,404)          (818)                        (6,222)
   Other current assets and liabilities                (97)           901          4,145            (472)         4,477
   Advances, net                                    (5,940)       (82,205)        87,673             472
   Other, net                                                      59,309        (98,263)                       (38,954)
                                            --------------  -------------  -------------  --------------  -------------
     Net cash provided by (used for)
       operating activities                         (6,037)        33,311         66,892                         94,166

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                (31,043)       (29,000)                       (60,043)
Proceeds from disposal of assets                                   23,117          3,009                         26,126
Acquisition of business,
   net of cash acquired                                                          (13,464)                       (13,464)
                                            --------------  -------------  -------------  --------------  -------------
   Net cash used for
     investing activities                                          (7,926)       (39,455)                       (47,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock                      6,037                                                        6,037
Proceeds from borrowings-net                                      (24,799)       (27,437)                       (52,236)
                                            --------------  -------------- -------------  --------------  -------------
Net cash provided by (used for)
   financing activities                              6,037        (24,799)       (27,437)                       (46,199)

Increase in cash and cash equivalents                                 586                                           586
Cash and cash equivalents
   at beginning of period                                           2,897                                         2,897
                                            --------------  -------------  -------------  --------------  -------------
Cash and cash equivalents
   at end of period                         $               $       3,483  $              $               $       3,483
                                            ==============  =============  =============  ==============  =============

                 SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT
                                 OF CASH FLOWS
                                 (IN THOUSANDS)

                        NINE MONTHS ENDED JUNE 30, 1996

                                                              COMBINED       COMBINED
                                                              GUARANTOR    NONGUARANTOR
                                                PARENT      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            --------------  -------------  -------------  --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                  $       22,640  $      22,640  $      29,776  $      (52,416) $      22,640
Adjustments to reconcile net income
   to cash provided by operating activities:
   Depreciation and amortization                                   27,153         17,135                         44,288
   Net gain on disposal of assets                                     (10)        (2,256)                        (2,266)
   Recognition of unearned compensation                               819                                           819
   Deferred income taxes (benefit)                                                   697                            697
   Unusual charge                                                   3,539                                         3,539
   Income of equity investees                      (22,640)       (29,776)                        52,416
Changes in:
   Receivables                                                     (2,889)        (6,559)                        (9,448)
   Accounts payable                                                  (317)           270                            (47)
   Inventories                                                        551         (2,797)                        (2,246)
   Other current assets and liabilities               (222)         6,257        (32,262)          3,040        (23,187)
   Advances, net                                    (4,314)      (432,732)       440,086          (3,040)
   Other, net                                                     (15,280)           873                        (14,407)
                                            --------------  -------------  -------------  --------------  -------------
     Net cash provided by (used for)
       operating activities                         (4,536)      (420,045)       444,963                         20,382

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions                                             (12,591)       (21,781)                       (34,372)
   Proceeds from disposal of assets                                 1,632          2,826                          4,458
   Acquisition of business,
     net of cash acquired                                                       (586,535)                      (586,535)
                                            --------------  -------------  -------------  --------------  -------------
     Net cash used for
       investing activities                                       (10,959)      (605,490)                      (616,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of stock                   4,536                                                        4,536
   Proceeds from (reduction of)
     borrowings-net                                               431,174        160,527                        591,701
                                            --------------  -------------  -------------  --------------  -------------
   Net cash provided by
     financing activities                            4,536        431,174        160,527                        596,237

Increase in cash and cash equivalents                                 170                                           170
Cash and cash equivalents
   at beginning of period                                           1,842                                         1,842
                                            --------------  -------------  -------------  --------------  -------------
Cash and cash equivalents
   at end of period                         $               $       2,012  $              $               $       2,012
                                            ==============  =============  =============  ==============  =============

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

Due to "aging" U.S. oilfields and lower-cost sources of oil internationally, drilling activity in the United States has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986 and 1992. As a result, pumping service companies have been unable to recapitalize their aging United States fleets due to the inability, under current market conditions, to generate adequate returns on new capital investments. The Company believes it is important to operate with a greater "critical mass" in the key U.S. markets to improve returns in this environment. This conclusion led to the decision in April 1995 to consolidate its U.S. operations with those of The Western Company of North America ("Western"), which had a larger presence in the United States. The Company's U.S. critical mass was further increased through the acquisition of Nowsco Well Service Ltd. ("Nowsco") in June 1996 which added operations in the mid-continental and northeastern U.S., the latter being an area in which the Company did not have an existing presence.

Relatively stronger oil and gas prices have recently caused U.S. operators to be more optimistic about the industry. As a result, the normal seasonal decline did not occur during the first half of 1997 and drilling activity exceeded 900 rigs for the first time since 1993. U.S. exploration and production spending is forecast to increase 15 to 20% during 1997 compared with the previous year. The rig count in the United States averaged 934 and 878 active drilling rigs during the respective three and nine-month periods ended June 30, 1997. Such activity represents a 23% and 18% increase over the same three and nine-month periods of the prior fiscal year, respectively. The activity increase during the quarter was due to an increase in both oil and natural gas drilling.

With the exception of Canada, international drilling activity has historically been less volatile than domestic drilling activity. International drilling activity increased by 13% and 11% compared with the prior year's three and nine-month periods, respectively, primarily on the strength of development work in Canada.

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

RESULTS OF OPERATIONS

Revenue: Revenue increased by 67% and 68% over the same three and nine-month periods of the previous fiscal year, primarily as a result of the acquisition of Nowsco and a strong recovery in the U.S. oil and gas markets.

The Company's U.S. pressure pumping operations continued its strong year-over-year improvement with a 48% revenue increase over prior year's third quarter. Taking into account prior year's Nowsco revenues, these operations showed a pro forma revenue increase of 25%, benefiting from a 23% increase in the active rig count. For the nine-month period ended June 30, 1997, U.S. revenues increased 47% over the same period of the prior year. Revenues in most of the central U.S. regions were up sharply, most significantly in Texas and Oklahoma. Management expects U.S. drilling activity to remain strong during the remainder of 1997 in comparison to the prior year.

The Company's international pressure pumping operations continued their strong growth with revenues increasing by 92% (30% on a pro forma basis) from prior year's third quarter and 96% for the first nine-month period. This represents the eighteenth consecutive quarter of international revenue improvement. The Company's newly acquired Canadian operations achieved their highest ever third quarter revenue figures increasing 51% and 45% on a pro forma basis over the prior year's three and nine-month periods, respectively. Such activity increase was primarily a result of a less pronounced spring breakup (the period at the beginning of spring when municipalities place restrictions on vehicle weights to prevent damage to the roads during the spring thaw) and particularly strong fracturing and coiled tubing activity. Other international areas showing significant revenue increases during these periods included the UK (mainly coiled tubing), Indonesia and Thailand. The Company's Middle East region also had another strong quarter reflecting new contracts in India, Egypt and Saudi Arabia. The Company's operations in Venezuela continued to benefit from increased coiled tubing revenues resulting from the addition of a coiled tubing barge since the previous year. Partially offsetting these gains were pro forma revenue declines in Argentina, due to a slowdown in drilling activity by YPF, and in Malaysia.

Management expects the year-over-year international revenue to continue to increase over the next several quarters.

The Company's other service lines, which include tubular services, commissioning and pipeline inspection and production chemical businesses showed an overall revenue increase of 85% for both the three and nine-month periods ended June 30, 1997 over the same periods of the previous year due mainly to the Nowsco acquisition, as well as activity gains in each of these service lines on a pro forma basis.

Operating Income: Operating income more than doubled for both the three and nine-month periods as a result of the revenue increase and higher operating margins resulting from efficiencies derived from the combination of the Company's and former Nowsco operations and the operating leverage that results from increased U.S. activity. The cost of sales and services as a percentage of revenue during the three and nine-month periods was 3.5% and 2.9% lower, respectively, than in the same periods of the prior year primarily as a result of cost reduction efforts implemented after the acquisition of Nowsco, U.S. net price improvement of 4 to 5% and the economies of scale in having a larger U.S. operation. Other operating expenses, excluding goodwill amortization, increased by 42% and 43% over the same three and nine-month periods of fiscal 1996 primarily as a result of additional overhead from the former Nowsco operations. The increase in goodwill amortization resulted from the Nowsco Acquisition, which was accounted for under the purchase method of accounting. The unusual charge in 1996 consisted of $1.9 million in interest relating to borrowings incurred to finance the Nowsco Acquisition and a $1.6 million write-off of bank fees in connection with the Company's previous bank facility.

Interest expense increased by $2.1 million and $7.3 million, respectively, over the same three and nine-month periods of the previous year due to increased borrowings to fund the Nowsco Acquisition. See "Capital Resources and Liquidity."

The year-to-date effective tax rate increased to 30% from 24% due to the higher U.S. profitability which is taxed at the 35% statutory rate.

CAPITAL RESOURCES AND LIQUIDITY

Net cash provided from operating activities for the nine months ended June 30, 1997 increased by $73.8 million from the prior year's figure. Higher profitability, depreciation and amortization and deferred income taxes were partially offset by higher receivable balances. Net cash used for investing activities for the nine-month period was $47.4 million, a $569.1 million decrease from the first nine months of the prior year due to the Company's acquisition of Nowsco in June 1996 and the receipt of $20.3 million in cash in 1997 on the sale of the hull from the Renaissance, partially offset by higher capital spending and the acquisition of the remaining 51% ownership of the Company's previously unconsolidated joint venture in Argentina. Because net cash flows from operating activities were sufficient to cover the Company's capital requirements, the Company was able to reduce net borrowings by $52.2 million during the current nine-month period.

Management strives to maintain low cash balances while utilizing available credit facilities to meet the Company's capital needs. Excess cash generated is used to pay down outstanding borrowings. In June 1996, the Company replaced its existing credit facility with a committed, unsecured bank credit facility (the "New Bank Credit Facility") executed to accommodate the Nowsco Acquisition. The New Bank Credit Facility consists of a Canadian $320.0 million (approximately U.S. $230 million) six-year term loan, which is repayable in 22 quarterly installments which began in March 1997, and a five-year U.S. $325.0 million revolving facility. At June 30, 1997, borrowings outstanding under the New Bank Credit Facility amounted to $313.3 million consisting of $213.3 million under the term loan and $100.0 million borrowed under the revolver. At June 30, 1997, principal reductions of term loans under the New Bank Credit Facility are due in aggregate installments of $8,468,082; $33,872,327; $43,308,190; $46,453,477;
$46,453,477 and $34,789,297 in the years ending September 30, 1997, 1998, 1999,
2000, 2001 and 2002, respectively.

The outstanding balance of the Company's 9.2% Notes, issued in 1991, was $12.0 million at June 30, 1997. Principal reductions of $6.0 million are required annually each August until maturity on August 1, 1998.

In addition to the committed facility, the Company had $143.0 million in various unsecured, discretionary lines of credit at June 30, 1997 which expire at various dates in 1998. There are no requirements for commitment fees or compensating balances in connection with these lines of credit. Interest on borrowings is based on prevailing market rates. At June 30, 1997 and September 30, 1996, there were $53.3 million and $2.5 million, respectively, in outstanding borrowings under these lines of credit.

The Company's interest-bearing debt represented 35.4% of its total capitalization at June 30, 1997, a decrease from 39.8% at the previous fiscal year-end. The Company's New Bank Credit Facility and 9.2% Notes contain various customary covenants, including the maintenance of certain profitability and solvency ratios and restrictions on dividend payments. Management believes that the New Bank Credit Facility, combined with other discretionary credit facilities and cash flow from operations, will provide the Company with sufficient capital resources and liquidity to manage its routine operations and fund projected capital expenditures.

In a transaction entered into subsequent to June 30, 1997 involving the transfer of certain pumping service equipment assets, the Company expects to receive approximately $100 million in the fourth fiscal quarter which will be used to reduce outstanding bank debt. As a result of the reduced debt, the Company will realize a reduction in future interest expense of approximately $6 million per year. The equipment will be used to provide services to the Company for its customers for which the Company will pay a service fee over a period of at least eight, but not more than fourteen years. The transaction generated a book gain of approximately $37 million which will be amortized over twelve years. The taxable gain of approximately $91 million will be completely offset with net operating loss carryforwards that are available to the Company as a result of the Western acquisition. The expected tax benefit of the net operating loss utilization has been recorded as a reduction to goodwill in the quarter ended June 30, 1997.

At June 30, 1997, the Company had approximately $540 million of United States tax net operating loss carryforwards expiring between 2000 and 2011; approximately $115 million of non-U.S. tax net operating loss carryforwards expiring in varying amounts beginning in 1997; and approximately $7 million in non-U.S. tax credits which expire in varying amounts between 1999 and 2009. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), the Company is required to record a deferred tax asset for the future tax benefit of these tax net operating loss carryforwards, as well as other items, if realization is "more likely than not." The 1995 acquisition of The Western Company of North America (the "Western Acquisition") provided the Company with a greater critical mass with which to compete in the United States as it more than doubled the Company's United States revenue base. In addition, with the combination of Nowsco and Western, the Company has realized significant consolidation benefits. Management estimates that in excess of $64 million of overhead and redundant operating costs have been eliminated annually as a result of the combination of the three companies. Net tax benefits resulting from the acquisitions approximate $189 million and have been included as a deferred tax asset recognized in the purchase price allocation. Valuation allowances have been established for the benefits of the tax net operating loss carryforwards that are estimated to expire prior to their utilization. In 1997, the Company increased its estimate of the amount of pre-acquisition losses of Western and Nowsco for which it is more likely than not that tax benefits will ultimately be realized. Accordingly, the Company has recorded a $69.4 million increase in the deferred tax asset along with a corresponding decrease in goodwill. Management estimates that the utilization of net operating loss carryforwards will result in cash taxes of less than one-half of the book tax rate over the next several years.

Excluding acquisitions, capital expenditures during the first nine months of the fiscal year were $60.0 million, or $25.7 million higher than the spending in the comparable period of the prior year. The current year's spending relates primarily to the construction of two additional pumping service vessels (both in Latin America), expansion of cementing and stimulation capacity in the Gulf of Mexico and Latin America, and upgrades of the Company's information systems. Other investing activities included the acquisition of the remaining 51% interest in the Company's joint venture in Argentina for total consideration of $13.5 million.

Capital expenditures for fiscal 1998 are expected to exceed 1997 levels, and are expected to include spending for coiled tubing growth opportunities, additional capacity in certain high margin locations and higher levels of replacement capital. The actual amount of fiscal 1998 capital expenditures (excluding acquisitions) will be primarily dependent upon the availability of expansion opportunities and are expected to be funded by cash flows from operating activities and available credit facilities. Management believes cash flows from operating activities and available lines of credit, if necessary, will be sufficient to fund projected capital expenditures.

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


                                    BJ Services Company
                                         (Registrant)



Date: August 8, 1997                BY  /s/ J. W. STEWART
                                       --------------------------------
                                       J. W. Stewart
                                       Chairman of the Board,
                                       President, and Chief
                                       Executive Officer



Date: August 8, 1997                BY  /s/ MATTHEW D. FITZGERALD
                                       --------------------------------
                                       Matthew D. Fitzgerald
                                       Controller and Chief
                                       Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT NUMBER                    DESCRIPTION
--------------                    -----------
    27.1               Financial Data Schedule