Form 10-K
period 1997-09-30
BJ SERVICES CO
filed 1997-12-23
CIK 864328

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K

[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                                 ---------- TO
                                  ----------.
                             ---------------------

                         COMMISSION FILE NUMBER 1-10570
                             ---------------------

                              BJ SERVICES COMPANY
             (Exact name of registrant as specified in its charter)

                          DELAWARE                                         63-0084140
      (State or other jurisdiction of incorporation or        (I.R.S. Employer Identification No.)
                        organization)

        5500 NORTHWEST CENTRAL DRIVE, HOUSTON, TEXAS                         77092
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
                COMMON STOCK $.10 PAR VALUE                         NEW YORK STOCK EXCHANGE
              PREFERRED SHARE PURCHASE RIGHTS                       NEW YORK STOCK EXCHANGE
             WARRANTS TO PURCHASE COMMON STOCK                      NEW YORK STOCK EXCHANGE
                  7% SERIES B SENIOR NOTES                          NEW YORK STOCK EXCHANGE

        Securities Registered Pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X      No ____.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ___.

     At December 5, 1997, the registrant had outstanding 38,666,911 shares of Common Stock, $.10 par value per share. The aggregate market value of the Common Stock on such date (based on the closing prices in the daily composite list for transactions on the New York Stock Exchange) held by nonaffiliates of the registrant was approximately $3,038,381,159.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held January 22, 1998 are incorporated by reference into Part III.
================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     BJ Services Company (the "Company"), whose operations trace back to the Byron Jackson Company (which was founded in 1872), was organized in 1990 under the corporate laws of the state of Delaware. The Company is a leading provider of pressure pumping and other oilfield services serving the petroleum industry worldwide. The Company's pressure pumping services consist of well stimulation, cementing, sand control and coiled tubing services used in the completion of new oil and natural gas wells and in remedial work on existing wells, both onshore and offshore. Other oilfield services include casing and tubular services provided to the oil and gas exploration and production industry, commissioning and inspection services provided to refineries, pipelines and offshore platforms, specialty chemical services and downhole tools.

     In April 1995, the Company completed the acquisition of The Western Company of North America ("Western" and the "Western Acquisition") for a total purchase price of $511.4 million (including transaction costs of $7.2 million), consisting of 12.0 million shares of Common Stock, cash of $247.9 million from borrowings under the Company's then existing bank credit facility and Warrants to purchase 4.8 million shares of Common Stock. The Western Acquisition has provided the Company with a greater critical mass with which to compete in both domestic and international markets and the realization of significant consolidation benefits. The Western Acquisition increased the Company's then existing total revenue base by approximately 75% and more than doubled the Company's then existing domestic revenue base. In addition, in excess of $40 million in annual overhead and redundant operating costs have been eliminated annually by combining the two companies.

     In June 1996, the Company completed the acquisition of Nowsco Well Service Ltd. ("Nowsco" and the "Nowsco Acquisition") during June 1996 for a total purchase price of $582.6 million (including transaction costs of $6.2 million). Nowsco's operations were conducted primarily in Canada, the United States, Europe, Southeast Asia and Argentina and included pressure pumping, coiled tubing, commissioning and inspection service businesses. Including the results of Nowsco's operations prior to the acquisition, pro forma revenues during 1996 were $1.2 billion.

     During the year ended September 30, 1997, the Company generated approximately 88% of its revenue from pressure pumping services and 12% from product and equipment sales and other oilfield services. Over the same period, the Company generated approximately 53% of its revenue from U.S. operations and 47% from international operations.

CEMENTING SERVICES

     The Company's cementing services, which accounted for approximately 33% of the Company's total revenue during 1997, consist of blending cement and water with various solid and liquid additives to create a slurry that is pumped into a well between the casing and the wellbore. The additives and the properties of the slurry are designed to ensure the proper pump time, compressive strength and fluid loss control, and vary depending upon the well depth, downhole temperatures and pressures, and formation characteristics.

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

STIMULATION SERVICES

     The Company's stimulation services, which accounted for approximately 55% of the Company's total revenue during 1997, consist of fracturing, acidizing, sand control, nitrogen and coiled tubing services. These services are designed to improve the flow of oil and gas from producing formations and are summarized as follows:

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

     An important element of fracturing services is the design of the fracturing treatment, which includes determining the proper fracturing fluid, proppants and injection program to maximize results. The Company's field engineering staff provides technical evaluation and job design recommendations as an integral element of its fracturing service for the customer. Technological developments in the industry over the past three to four years have focused on proppant concentration control (i.e., proppant density), liquid gel concentrate capabilities, computer design and monitoring of jobs and cleanup properties for fracturing fluids. Over the past decade, the Company has successfully introduced equipment to respond to these technological advances. During 1991, the Company introduced a patented, borate-based fracturing fluid, Spectra Frac G(R). During 1993, the Company introduced two additional fracturing fluids, Medallion Frac and Spartan Frac. These fracturing fluids are now used in most of the Company's fracturing treatments. During 1994, the Company commercialized a proprietary enzyme treatment used in conjunction with the three fracturing fluids. These "enzyme breakers" can significantly enhance the production of oil and gas in a wide range of wells.

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

     Nitrogen. There are a number of uses for nitrogen, an inert gas, in pressure pumping operations. Used alone, it is effective in displacing fluids in various oilfield applications, including underbalanced drilling. However, nitrogen services are used principally in applications which support the Company's coiled tubing and fracturing services.

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

     The Company believes that as production continues to decline in key producing fields of the U.S. and certain international regions, the demand for fracturing and stimulation services is likely to increase. The Company has been increasing its pressure pumping capabilities in certain international markets over the past several years.

OTHER SERVICES

     The Company's other services, including product and equipment sales for cementing and stimulation services, as well as the following services, accounted for approximately 12% of the Company's total revenue in 1997. Such products and equipment sales to customers are generally made in the course of providing cementing and stimulation services to certain customers and, other than the specialty chemical business, the Company generally does not sell proprietary products to other companies involved in well servicing.

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

     Process and Pipeline Services. Process and pipeline services involve the inspection and testing of the integrity of pipe connections in offshore drilling and production platforms, onshore and offshore pipelines and industrial plants, and are provided during the commissioning, decommissioning, installation or construction stages of these infrastructures, as well as during routine maintenance checks. Historically, hydrocarbon storage and production facilities have been tested for leaks using either water under pressure or a "live" system whereby oil, gas or water was introduced at operating pressure. At remote locations such as offshore facilities, the volume of fresh water required to test the facility made its use impractical and the use of flammable or toxic fluids created a risk of explosion or other health hazards. Commission leak testing, or CLT, uses a nitrogen and helium gas mixture in conjunction with certain specialized equipment to detect very small leaks in joints, instruments and valves that form the components of such facilities. Although the process is safer and more practical than traditional leak detection methods, it may in some instances be more expensive. Accordingly its use is restricted to those instances where environmental and safety concerns are particularly acute.

     Pipeline services include pipeline testing and commissioning services including filling, pressure testing, dewatering, purging and vacuum drying of pipelines. Other services include grouting and insulating of pipeline bundles, abandonment of pipelines and tank desludging services for large storage tanks. Recent applications include the development of pipeline gels, both hydrocarbon and aqueous, for pipeline cleaning and transport as well as plugs used for isolation purposes. The Company has also developed high friction pig trains and freezing techniques for the isolation of pipelines.

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

     Specialty Chemical Services. Specialty chemical services, provided through the Company's Unichem division include the sale of corrosion and scale inhibitors and paraffin control for the treatment of oil wells as well as process chemicals for refinery, gas processing plant and petrochemical facility maintenance and flow improvement.

     Downhole Tools. The Company provides downhole tools and technical personnel for gravel pack and frac pack completions, reservoir flow testing, well stimulation and well servicing applications, operating from key service bases on the U.S. Gulf Coast. The Company's downhole tool capabilities fall into two categories -- completion tools and service tools. Completion tools, which are used after a well is drilled to bring the well into production, generally are sold and remain in the well. Service tools, which are used to perform a wide range of downhole operations to maintain or improve a well, generally are rented from nearby tool inventories.

OPERATIONS

     Pressure pumping services are provided to both land-based and offshore customers on a 24-hour, on-call basis, through regional and district facilities in over 100 locations worldwide, utilizing complex, truck- or skid-mounted equipment designed and constructed for the particular pressure pumping service furnished. After such equipment is moved to a well location, it is configured with appropriate connections to perform the specific services required. The mobility of this equipment permits the Company to provide pressure pumping services to changing geographic areas. While approaching capacity constraints in certain U.S. locations, management believes that the Company's pressure pumping equipment is adequate to service both current and projected levels of market activity in the near term.

     The Company maintains a fleet of mobile cement pumping equipment for onshore operations. Offshore operations are performed with skid-mounted cement pumping units primarily using its patented Recirculating Averaging Mixer ("RAM"). Sand control services utilize a patented blender, the Cyclone, which also has pressure pumping and offshore fracturing applications. Since 1992, the Company has utilized computerized systems which allow for real-time monitoring and control of the cementing processes.

     Principal materials utilized in the pressure pumping business include cement, fracturing proppants, acid and bulk chemical additives. Generally, these items are available from several suppliers, and the Company utilizes more than one supplier for each item. The Company also produces certain of its specialized products through company-owned blending facilities in Germany, Singapore and Canada. Sufficient material inventories are maintained to allow the Company to provide on-call services to its customers to whom the materials are resold in the course of providing pressure pumping services. Repair parts and maintenance items for pressure pumping equipment are carried in inventory to ensure continued operations without significant downtime caused by parts shortages. The Company has experienced only intermittent tightness in supply or extended lead times in obtaining necessary supplies of these materials or replacing equipment parts and does not anticipate any chronic shortage of any items in the foreseeable future.

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

ENGINEERING AND SUPPORT SERVICES

     The Company maintains two primary research and development centers -- one in Tomball, Texas (near Houston) and the other in Calgary, Alberta. The Company's research and development organization is divided into five distinct areas -- Petroleum Engineering, Software Applications, Instrumentation Engineering, Mechanical Engineering and Coiled Tubing Engineering.

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

     Software Applications. The Company's Software Applications group develops and supports a wide range of proprietary software utilized in the monitoring of both cement and stimulation job parameters. This software, combined with the Company's internally developed monitoring hardware, allows for real-time job control as well as post-job analysis.

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

     Mechanical Engineering. Though similarities exist between the major competitors in the general design of their pumping equipment, the actual engine/transmission configurations as well as the mixing and blending systems differ significantly. Additionally, different approaches to the integrated control systems result in equipment designs which are usually distinct in performance characteristics for each competitor. The Company's Mechanical Engineering group is responsible for the design and manufacturing of virtually all of the Company's primary pumping and blending equipment. However, some primary pumping equipment and certain generic peripheral support equipment which is generic to the industry is purchased externally. The Company's Mechanical Engineering group provides new product design as well as support to the rebuilding and field maintenance functions.

     Coiled Tubing Engineering. The Coiled Tubing Engineering group is located in Calgary, Alberta. This group provides most of the support and research and development activities for the Company's coiled tubing services. Development work for drilling applications (DUCT(TM)) involves using coiled tubing directional drilling technology for completions and directional underbalanced drilling. The Company is also actively involved in the ongoing development of downhole tools that may be run on coiled tubing, including rotary jetting equipment and through tubing inflatable packer systems. The Company's SandVac system is a licensed jet pump system that is used with concentric coiled tubing to clean unwanted sand from horizontal wells. The tool and coiled tubing configuration allow sand to be drawn into the system and brought to surface through a cleaning process analogous to a vacuum.

MANUFACTURING

     In addition to the engineering facility, the Company's technology and research center near Houston houses its main equipment and instrumentation manufacturing facility. This operation currently occupies approximately 65,000 square feet and includes complete fabrication, engine and transmission rebuilding, pump manufacturing and assembly capabilities. The Company is in the process of expanding these facilities by an additional 40,000 square feet to provide additional manufacturing and engineering facilities and to consolidate certain logistical operations. The Company also has smaller manufacturing capabilities in selected international locations. The Company employs outside vendors for manufacturing of its coiled tubing units and certain fabrication work, but is not dependent on any one source.

COMPETITION

     Pressure Pumping Services. There are two primary companies with which the Company competes in pressure pumping services, Halliburton Energy Services, a division of Halliburton Company, and Dowell, a division of Schlumberger Ltd. These companies have operations in most areas of the U.S. in which the Company participates and in most international regions. It is estimated that these two competitors, along with the Company, provide over 90% of pressure pumping services to the industry. Several smaller companies compete with the Company in certain areas of the U.S. and in certain foreign countries. The principal methods of competition which apply to the Company's business are its prices, service record and reputation in the industry. While Halliburton Energy Services and Dowell are larger in terms of overall revenues, the Company has a number one or a number two share position in several markets, including many regions in the United States, the North Sea, Latin America and Canada.

     Other Services. The Company believes that it is one of the largest suppliers of casing and tubular services in the U.K. North Sea and has expanded such services into other international markets in the past several years. The largest provider of casing and tubular services is Weatherford Enterra, Inc. In the U.K., casing and tubular services are typically provided under long-term contracts which limit the opportunities to compete for business until the end of the contract term. In continental Europe, shorter-term contracts are typically available for bid by the provider of casing and tubular services. The Company believes it is the largest provider of commissioning and leak detection services and one of the largest providers of pipeline inspection services. In specialty chemical services and in downhole tools, there are several competitors significantly larger than the Company.

MARKETS AND CUSTOMERS

     Demand for the Company's services and products depends primarily upon the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity worldwide.

     The Company's principal customers consist of major and independent oil and gas producing companies. During 1997, the Company provided oilfield services to over 2,500 customers, none of which accounted for more than 5% of consolidated revenues. While the loss of certain of the Company's largest customers could have a material adverse effect on Company revenues and operating results in the near term, management believes the Company would be able to obtain other customers for its services in the event it lost any of its largest customers.

     United States. The Company provides its pumping services to its U.S. customers through a network of over 50 locations throughout the U.S., a majority of which offer both cementing and stimulation services. Demand for the Company's services in the U.S. is primarily driven by oil and natural gas drilling activity, which is affected by the current and anticipated prices of oil and natural gas. Due to aging oilfields and lower-cost sources of oil internationally, drilling activity in the U.S. has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986 and 1992. Until recently, excess capacity among pumping service companies has resulted in the inability to generate adequate returns on new capital investments. To improve returns in this environment, management believes it is important to operate with a greater "critical mass" in the key U.S. markets. This conclusion led to the decision to consolidate the Company's operations with those acquired from Western, which had a larger presence in the U.S., and Nowsco. Due to relatively stronger oil and natural gas prices, U.S. drilling activity levels have recently reached their highest levels since 1991.

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

     The international market is somewhat less volatile than the U.S. market despite energy price fluctuations. Due to the significant investment and complexity in international projects, management believes drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective with regard to oil and gas pricing. Additionally, the international market is dominated by major oil companies and national oil companies which tend to have different objectives and more operating stability than the typical independent producer in the U.S. International activities have been increasingly important to the Company's results of operations since 1992, when it implemented a strategy to expand its international presence.

     In general, the Company operates in those international markets where it can achieve and maintain both a significant share position and an attractive return on its investment. The Company's major international revenue and income producing operations are in the North Sea in the European market; Indonesia, Thailand and Malaysia in the Southeast Asian market; Canada; Egypt and India in the Middle Eastern market; and Argentina, Venezuela, Colombia and Brazil in the Latin American market. Foreign operations are subject to special risks that can materially affect the sales and profits of the Company, including currency exchange rate fluctuations, the impact of inflation, governmental expropriation, exchange controls, political instability and other risks. With the exception of Canada, however, the majority of the Company's services are billed in U.S. dollars.

EMPLOYEES

     At September 30, 1997, the Company had a total of 8,453 employees. Approximately 52% of the Company's employees are employed outside the United States.

GOVERNMENTAL AND ENVIRONMENTAL REGULATION

     The Company's business is affected both directly and indirectly by governmental regulations relating to the oil and gas industry in general, as well as environmental and safety regulations which have specific application to the Company's business.

     The Company, through the routine course of providing its services, handles and stores bulk quantities of hazardous materials. In addition, leak detection services involve the inspection and testing of facilities for leaks of hazardous or volatile substances. If leaks or spills of hazardous materials handled, transported or stored by the Company occur, the Company may be responsible under applicable environmental laws for costs of remediating damage to the surface, subsurface or aquifers incurred in connection with such occurrence. Accordingly, the Company has implemented and continues to implement various procedures for the handling and disposal of hazardous materials. Such procedures are designed to minimize the occurrence of spills or leaks of these materials.

     The Company has implemented and continues to implement various procedures to further assure its compliance with environmental regulations. Such procedures generally pertain to the operation of underground storage tanks, disposal of empty chemical drums, improvement to acid and wastewater handling facilities and cleaning of certain areas at the Company's facilities. The estimated cost for such procedures is $8.1 million which will be incurred over a period of several years, for which the Company has provided appropriate reserves. In addition, the Company maintains insurance for certain environmental liabilities which the Company believes is reasonable based on its knowledge of the industry.

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," imposes liability without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. Certain disposal facilities used by the Company or its predecessors have been investigated under state and federal superfund statutes, and the Company is currently named as a potentially responsible party for cleanup at five such sites. Although the Company's level of involvement varies at each site, in general, the Company is one of numerous parties named and will be obligated to pay an allocated share of the cleanup costs. While it is not feasible to predict the outcome of these matters with certainty, management is of the opinion that their ultimate resolution should not have a material effect on the Company's operations or financial position.

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

     To remain competitive, the Company devotes significant resources to developing technological improvements to its pumping services products. In 1991, the Company introduced a borate based fracturing fluid, Spectra Frac G(R), which is being widely used in the U.S. stimulation market and the North Sea. In 1993, this product was complemented with two additional fracturing fluids, Spartan Frac and Medallion Frac, which have expanded the Company's services line offering to cover a broader range of economic and downhole design variables. These products replaced several products previously made available to customers. During 1994, the Company commercialized a proprietary enzyme process used in conjunction with the three fracturing fluids. These "enzyme breakers" significantly enhance the production of oil and gas in a wide range of wells. In 1991, the Company introduced its "Cyclone" blender which, along with Western's completion tool technology, have helped address the growing sand control and frac pack markets in the Gulf of Mexico and the North Sea. The Company believes that these products and equipment have enabled the Company to maintain or increase its market share in the United States, the Gulf of Mexico and the North Sea. In 1995, the Company developed Sandstone Acid(TM), a matrix acidizing chemistry used in sandstone formations. Management believes this product, while still in the early stages of implementation, offers significant advantages over conventional acidizing methods in sandstone reservoirs. The Company intends to continue to devote significant resources to its research and development efforts.

     As a result of the acquisition of Nowsco, the testing and development of new products is an integral part of the Company's coiled tubing and pipeline inspection businesses. Recent developments by Nowsco include a prototype corrosion inspection tool, Rotojet(TM) (a tool for use in wellbore scale removal) and drilling using coiled tubing (DUCT(TM)).

     Additionally, the Company operates under various license arrangements, generally ranging from 10 to 20 years in duration, relating to certain products or techniques. None of these license arrangements is material.

     For information regarding the amounts of research and development expenses for each of the three fiscal years ended September 30, 1997, see Note 12 of the Notes to Consolidated Financial Statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers of the Company and their positions and ages are as follows:

                                                                                OFFICE
                                                                                 HELD
          NAME            AGE             POSITION WITH THE COMPANY             SINCE
          ----            ---             -------------------------             ------
J. W. Stewart...........  53    Chairman of the Board, President and Chief
                                  Executive Officer                              1986
Michael McShane.........  43    Vice President -- Finance and Chief Financial
                                  Officer                                        1987
David Dunlap............  36    Vice President and President, International
                                Division                                         1995
Thomas H. Koops.........  51    Vice President -- Technology and Logistics       1988
Margaret B. Shannon.....  48    Vice President -- General Counsel                1994
Kenneth A. Williams.....  47    Vice President and President, U.S. Division      1991
Matthew D. Fitzgerald...  40    Controller                                       1989
T. M. Whichard..........  39    Treasurer                                        1992
Stephen A. Wright.......  50    Director of Human Resources                      1987

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

ITEM 2. PROPERTIES

     The Company's properties consist primarily of pressure pumping and blending units and related support equipment such as bulk storage and transport units. Although a portion of the Company's U.S. pressure pumping and blending fleet is being utilized through a servicing agreement with an outside party, the majority of its worldwide fleet is owned and unencumbered. The Company's tractor fleet, most of which in the U.S. is leased, is used to transport the pumping and blending units. The Company's domestic light duty truck fleet is also leased, whereas a majority of vehicles in the international operations are owned by the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for stockholders' vote during the fourth quarter of the fiscal year ended September 30, 1997.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company began trading on The New York Stock Exchange in July 1990 under the symbol "BJS". Warrants to purchase common stock ("Warrants") were issued in April 1995 and trade under the symbol "BJSW". At December 5, 1997 there were approximately 1,100 holders of record of the Company's Common Stock and 1,250 holders of record of the Warrants.

     The following table sets forth for the periods indicated the high and low sales prices per share for the Company's Common Stock and Warrants reported on the NYSE composite tape.

                                               COMMON STOCK
                                               PRICE RANGE          WARRANT PRICE RANGE
                                            ------------------      --------------------
                                             HIGH        LOW         HIGH          LOW
                                            ------      ------      -------      -------
Fiscal 1996
  1st Quarter.............................  $29.50      $20.50       $ 7.88       $ 3.00
  2nd Quarter.............................   33.63       25.13        11.50         5.38
  3rd Quarter.............................   39.38       31.38        15.75        10.00
  4th Quarter.............................   39.38       32.00        16.50        10.63
Fiscal 1997
  1st Quarter.............................   52.50       36.38        27.63        14.00
  2nd Quarter.............................   55.38       38.25        30.50        15.25
  3rd Quarter.............................   58.50       43.38        33.38        19.25
  4th Quarter.............................   75.69       53.75        49.75        29.00
Fiscal 1998
  1st Quarter (through December 5,
     1997)................................   90.75       66.88        64.50        41.50

     Since its initial public offering in 1990, BJ Services has not paid any cash dividends to its stockholders. The Company expects that, for the foreseeable future, any earnings will be retained for the development of the Company's business and, accordingly, no cash dividends are expected to be declared on the Common Stock. At September 30, 1997, there were 38,530,762 shares of Common Stock issued and outstanding. On December 11, 1997, the Company's Board of Directors approved a 2 for 1 stock split, to be effected in the form of a stock dividend, for holders of record on January 30, 1998. The stock split is subject to stockholder approval, at the annual meeting of stockholders on January 22, 1998, of an amendment to the Company's charter increasing the number of authorized shares of Common Stock from 80 million to 160 million shares. On December 19, 1997, the Company's Board of Directors authorized a stock repurchase program of up to $150 million, effective immediately. Repurchases will be at the discretion of the Company's management and the program will remain in effect until terminated by the Company's Board of Directors.

     The Bank Credit Facility prohibits any dividend payments when the Company's debt to capitalization ratio exceeds 35% immediately prior to and after giving effect to the declaration of any dividend, except the

Company may declare and make dividend payments solely in its capital stock. See Financial Condition -- Capital Resources and Liquidity and Note 6 of the Notes to Consolidated Financial Statements.

     The Company has a Stockholder Rights Plan (the "Rights Plan") designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. Under this plan, each outstanding share of the Company's Common Stock includes one preferred share purchase right ("Right") which becomes exercisable under certain circumstances, including when beneficial ownership of the Company's Common Stock by any person, or group, equals or exceeds 15% of the Company's outstanding Common Stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $150, subject to adjustment under certain circumstances. Upon the occurrence of certain events specified in the Rights Plan, each holder of a Right (other than an Acquiring Person) will have the right, upon exercise of such Right, to receive that number of shares of common stock of the Company (or the surviving corporation) that, at the time of such transaction, would have a market price of two times the purchase price of the Right. No shares of Series A Junior Participating Preferred Stock have been issued by the Company at September 30, 1997. Subject to stockholder approval of the increase in the number of authorized shares of Common Stock, the Rights will be proportionately adjusted as of the stock split record date to reflect the effect of the stock split.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain selected historical financial data of the Company. The selected operating and financial position data as of and for each of the five years in the period ended September 30, 1997 have been derived from the audited consolidated financial statements of the Company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto which are included elsewhere herein.

                                                  AS OF AND FOR THE YEAR ENDED SEPTEMBER 30,
                                           --------------------------------------------------------
                                              1997       1996(1)     1995(1)      1994       1993
                                           ----------   ----------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
  Revenue................................  $1,466,573   $  965,261   $633,660   $434,476   $394,363
  Operating expenses, excluding unusual
     charges and goodwill amortization...   1,269,731      875,022    592,905    414,493    373,934
  Goodwill amortization..................      14,435        7,910      3,266      1,298        691
  Unusual charges(2).....................                    7,425     17,200
  Operating income.......................     182,407       74,904     20,289     18,685     19,738
  Interest expense.......................     (30,715)     (26,948)   (15,164)    (7,383)    (5,414)
  Other income -- net....................       1,727        3,321      2,763        745      1,330
  Income tax expense (benefit)...........      46,462       12,105     (1,102)     2,006      1,593
  Income before cumulative effect of
     accounting change...................     107,906       40,486      9,889     10,770     14,561
  Cumulative effect of change in
     accounting principle, net of
     tax(3)..............................                                        (10,400)
  Net income.............................     107,906       40,486      9,889        370     14,561
  Earnings per share before cumulative
     effect of accounting change:
     Primary.............................        2.62         1.29       0.46       0.68       0.94
     Fully diluted.......................        2.56         1.26       0.45       0.68       0.94
  Depreciation and amortization..........      90,376       66,050     42,064     25,335     24,170
  Capital expenditures(4)................     102,198       54,158     30,966     39,345     37,350
FINANCIAL POSITION DATA (AT END OF
  PERIOD):
  Property -- net........................  $  540,356   $  558,156   $416,810   $198,844   $183,962
  Total assets...........................   1,726,768    1,709,160    989,683    410,066    369,531
  Long-term debt, excluding current
     maturities..........................     298,634      523,004    259,566     74,700     84,500
  Stockholders' equity...................     960,227      841,703    466,795    189,927    187,132

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

(3) In 1994, the Company changed its method of accounting for postretirement benefits other than pensions in accordance with SFAS 106.

(4) Excluding acquisitions of businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's operations are primarily driven by the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity worldwide. Drilling activity, in turn, is largely dependent on the price of oil and natural gas. This is especially true in the United States, where the Company generated approximately one-half of its revenues during fiscal 1997.

     Due to "aging" oilfields and lower-cost sources of oil internationally, drilling activity in the United States has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986 and 1992. Until recently, excess capacity among pumping service companies resulted in the inability to generate adequate returns on new capital investments. To improve returns in this environment, the Company believes it is important to operate with a greater "critical mass" in the key U.S. markets. This conclusion led to the decision in April 1995 to consolidate its operations with those of The Western Company of North America ("Western"), which had a larger presence in the United States. The Company's U.S. operations were further increased through the acquisition of Nowsco Well Service Ltd. ("Nowsco") in June 1996, which added operations in the mid-continental and northeastern U.S., the latter being an area in which the Company did not have an existing presence.

     Relatively stronger oil and gas prices and improved oilfield technology and equipment have recently led to more favorable drilling conditions in the United States. As a result, during August 1997 the U.S. active rig count exceeded 1000 rigs for the first time since 1991. The U.S. active rig count averaged 906 rigs during the fiscal year ended September 30, 1997, an increase of 19% and 23% over the fiscal years ended September 30, 1996 and 1995, respectively. Increases in activity occurred in drilling for both oil and natural gas. While U.S. drilling activity is expected to continue to be relatively strong during fiscal 1998 at current oil and gas prices, the rate of increase is expected to decline beginning in the Company's second fiscal quarter.

     With the exception of Canada, international drilling activity has historically been less volatile than domestic drilling activity. Active international drilling rigs averaged 1,147 during 1997, an increase of 11% and 15% over 1996 and 1995, respectively, primarily on the strength of development work in Canada. Calendar 1997 is expected to be a record year in terms of the number of wells drilled in Canada. Canadian drilling activity is expected to remain strong during the next several years due to the completion of additional pipeline capacity.

     In both the United States and internationally, there has been a continuing trend by oil and gas companies toward "alliances" with the service companies. These alliances take various forms including packaged or integrated services, single source suppliers and turnkey agreements. More than 20% of the Company's revenues were generated under such alliances during 1997. While the Company's service line offerings are not as comprehensive as some of its major competitors, management believes the trend towards alliances has not had a material negative impact on the Company's operating results to date.

EXPANSIONS AND ACQUISITIONS

     The Company's expansion and acquisition efforts over the past several years have been focused on adding critical mass to its U.S. operations and international geographic expansions of its existing service lines. The Company has completed two major acquisitions during this period -- the acquisition of Western in April 1995 (the "Western Acquisition") and the acquisition of Nowsco in June 1996 (the "Nowsco Acquisition").

     The Western Acquisition was completed for a total purchase price of $511.4 million (including transaction costs of $7.2 million), for which the Company paid approximately half in cash and half in shares of the Company's common stock and warrants to purchase common stock. The Western Acquisition has provided the Company with a greater critical mass with which to compete in domestic and international markets and the realization of significant consolidation benefits. The Western Acquisition increased the Company's then existing total revenue base by approximately 75% and more than doubled the Company's then existing domestic revenue base beginning in the June 1995 quarter. In addition, in excess of $40 million per year of overhead and redundant operating costs have been eliminated by combining the two companies.

     The Nowsco Acquisition was completed for a total purchase price of $582.6 million (including transaction costs of $6.2 million) in cash. The Nowsco Acquisition accomplished three primary objectives: (i) it provided the Company with the number one pumping services market position in Canada (where the Company had not operated since 1992) and added to the Company's existing market position in several key U.S. and international markets; (ii) it provided a technological leadership position in the high-growth coiled tubing service line; and (iii) it provided in excess of $20 million per year of additional cost savings through consolidation of redundant overhead and operating bases. The Nowsco Acquisition added approximately 40% to the Company's then existing revenue base.

     The Company's other expansion efforts during the past three years have included: (i) expanding pumping services into several key markets including Brazil (through acquisition of the majority ownership position from its joint venture partner), Saudi Arabia, Qatar and Vietnam; (ii) expanding tubular services and process and pipeline services into geographic regions outside the North Sea, and (iii) adding additional pressure pumping service capacity in key Latin American markets.

RESULTS OF OPERATIONS

     The following table sets forth selected key operating statistics reflecting industry rig count and the Company's financial results:

                                                            YEAR ENDED SEPTEMBER 30,
                                                           --------------------------
                                                            1997      1996      1995
                                                           ------    ------    ------
Rig Count:(1)
  U.S....................................................     906       759       739
  International..........................................   1,147     1,032       996
Revenue per rig (in thousands)...........................  $714.4    $539.0    $365.2
Revenue per employee (in thousands)......................  $185.8    $173.0    $168.3
Percentage of gross profit to revenue(2).................    22.2%     19.2%     17.0%
Percentage of research and engineering expense to
  revenue................................................     1.7%      1.8%      1.9%
Percentage of marketing expense to revenue...............     3.5%      4.1%      4.2%
Percentage of general and administrative expense to
  revenue................................................     3.5%      4.0%      4.5%

---------------

(1) Industry estimate of average active rigs.

(2) Gross profit represents revenue less cost of sales and services.

     Revenue: The Company's revenue increased for the fifth consecutive year during 1997, increasing by 52% in each of the past two fiscal years. The 1997 increase was primarily a result of the Nowsco Acquisition and the recovery in U.S. drilling activity. The 1996 increase was primarily driven by the Western and Nowsco Acquisitions, international expansions and increased activity in Latin America, the U.K. North Sea and Southeast Asia.

  United States

     The Company's U.S. revenue increased by 41% and 58% in 1997 and 1996, respectively. The 1997 increase was due to a combination of the Nowsco acquisition, improved drilling activity and better pricing. The Nowsco acquisition added approximately 15 to 20% to the Company's U.S. revenues beginning in the fourth quarter of fiscal 1996, therefore providing nine months of additional benefit during 1997. Taking into account the prior year's pre-acquisition Nowsco revenues, the Company's U.S. operations showed a pro forma revenue increase of 26%. Activity, as measured by the rig count, increased by 19% during this period. Pricing improved by approximately 7% to 8% mainly through price book increases implemented in July 1996 and June 1997. Pricing showed stronger improvement (12% to 13%) during the last quarter of the year due to tightening capacity in the U.S. pressure pumping market. While management believes the Company has retained most of the key customers of Nowsco, it estimates the Company may have experienced 1% to 2% of market share deterioration on a pro forma basis during 1997 due to the loss of certain low-priced Nowsco business to a new competitor and job turndowns due to personnel and equipment limitations.

     The 1996 revenue increase reflects the benefits of the Western and Nowsco Acquisitions. Exclusive of the benefits of these acquisitions, revenue also increased due to stronger natural gas drilling activity, most significantly in the Company's South Texas and Gulf of Mexico operations. Natural gas activity typically generates higher revenue per well for the Company than oil activity.

  International

     International revenues increased by 66% and 45% during 1997 and 1996, respectively. The 1997 increase was primarily driven by the Nowsco Acquisition, as approximately two-thirds of Nowsco's business was generated outside the United States (mostly in Canada and the North Sea). As a result of the Nowsco Acquisition, the Company now has the largest pressure pumping operation in Canada. Pro forma for the Nowsco operations, 1997 international pressure pumping revenues increased by 18% due primarily to strong Canadian drilling activity, which increased by 38% over 1996. Other international pressure pumping operations showing the most significant revenue increases during the year were Venezuela, due to increased activity and coiled tubing capacity additions; the Middle East, reflecting new contracts in India and Egypt and expansions into Saudi Arabia and Bangladesh; and Brazil and Indonesia. Partially offsetting these increases were pro forma revenue declines in the North Sea and Russia. Each of the Company's other international service lines, which primarily consist of tubular services and process and pipeline services, also showed pro forma revenue increases due to stronger activity and expansions into new markets.

     The 1996 revenue increase was primarily attributable to three factors: (i) the continued geographic expansion of the Company's service lines; (ii) a significant increase in Latin America, the U.K. North Sea and Southeast Asia business; and (iii) acquisitions. Pressure pumping international expansions included Qatar and Vietnam in 1995 and Saudi Arabia and Azerbaijan in 1996. The tubular services and commissioning and leak detection service lines have now operated in each of the Company's international regions. Most of the revenue growth in Latin America (up 28% in 1996) was a result of increased cementing and stimulation activity with both private and national oil and gas companies in Argentina, the addition of a coiled tubing barge in both 1995 and 1996 to service the Lake Maracaibo, Venezuela market and the acquisition of the remaining 60% of the Company's joint venture in Brazil in November 1995. The Western Acquisition added international operations in Nigeria, Indonesia and Hungary, while the Nowsco Acquisition added revenues beginning in the fourth quarter of 1996.

     Operating Income: Operating income more than doubled in both 1997 and 1996 due to the revenue increases described above, partially offset by increased goodwill amortization and unusual charges resulting from the Western and Nowsco Acquisitions. Although increasing on an absolute basis, each of the other operating expenses (i.e. cost of sales and services, research and engineering, marketing and general and administrative) have declined as a percentage of revenues in each of the past two years primarily as a result of the economies of scale obtained from consolidating the Western and Nowsco operations.

     The cost of sales and services as a percentage of revenue was 77.8% in 1997, down from 80.8% and 83.0% in 1996 and 1995, respectively. The improvement resulted primarily from cost reduction efforts implemented after the Western and Nowsco Acquisitions and from the efficiencies of having larger operating bases. Net pricing also improved during 1997, mainly in the latter part of the year, as a result of a U.S. price book increase in June 1997 and discount reductions of approximately 3% during the fourth fiscal quarter. In 1996, management believes that pricing improvement approximately offset inflation increases in its labor and material costs. The increases in research and engineering, marketing and general and administrative operating expenses resulted primarily from additional overhead from the former Nowsco and Western operations. In addition, marketing expenses increased somewhat during both 1997 and 1996 due to international expansions and higher revenues in operations which require agency commission payments, and in the U.S. as a result of an expansion of a program which places Company engineers in customer offices. General and administrative expenses also increased in each of the past two years as a result of increased spending on information systems. Information system costs are expected to continue to increase during 1998 due to new systems recently implemented, expected upgrades to existing systems and costs (currently estimated at $2 million to $4 million) related to the review, testing and reprogramming necessary to make the Company's systems compliant with Year 2000 data fields. Due to the current shortage of qualified personnel (especially equipment operators and engineers) in the oilfield services industry, the Company also expects to have a greater increase in its labor costs in 1998 compared with the past several years.

     Goodwill amortization increased in each of the past two years due to acquisitions. The Nowsco and Western Acquisitions resulted in additional annual goodwill amortization in 1997 of $9.5 million and $3.3 million, respectively. The unusual charges taken in 1997 and 1996 were taken in conjunction with consolidation programs associated with the acquisitions of Nowsco and Western, respectively. Included in the unusual charges were adjustments to the carrying value of duplicate operating facilities, severance and related benefit costs, benefits due under agreements covering the Company's executives that were triggered as a result of the Western Acquisition, and legal and other costs that would not have been incurred had the acquisitions not occurred. The unusual charge associated with the Nowsco Acquisition was significantly lower than that of the Western Acquisition as the Company had fewer overlapping operations with Nowsco. See also Note 4 of the Notes to Consolidated Financial Statements.

     Other: Interest expense increased in each of the past two years as a result of additional borrowings to fund the Western and Nowsco Acquisitions. The Company's weighted-average borrowing costs declined during 1997 primarily as a result of two major factors: (i) utilization of lower interest rate facilities and (ii) improvement in the Company's credit ratings. See also "Financial Condition -- Capital Resources and Liquidity" and Notes 3 and 6 of the Notes to Consolidated Financial Statements. Other income was a net gain in each of the past three years due primarily to gains on asset sales, rental income and royalty income. Royalty income has declined in each of the past two years due to a reduction in use by the licensee.

     Income Taxes: Primarily as a result of profitability in international jurisdictions where the statutory tax rate is below the U.S. rate, the availability of certain nonrecurring tax benefits and the availability of tax benefits from the Company's reorganization pursuant to its initial public offering in 1990, the Company's effective tax rate has remained below the U.S. statutory rate during each of the past three years. The effective tax rate increased in 1997 primarily as a result of higher U.S. profitability. While increasing the Company's effective tax rate, the greater U.S. profitability has not resulted in higher cash taxes due to the existence of U.S. net operating loss carryforwards. The Company also recognized nonrecurring tax benefits of $1.9 million in 1996 and $1.5 million in 1995 from the favorable settlement of tax audits and tax losses attributable to foreign exchange fluctuations in certain international jurisdictions. See also Note 8 of the Notes to Consolidated Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

     Net cash provided from operating activities increased in each of the last two years primarily due to larger and more profitable operations as a result of the Western and Nowsco Acquisitions and, in 1997, due to a recovery in U.S. drilling activity. Partially offsetting such increased profitability in both years were higher receivable balances and the payment of environmental, pension and merger related expenses.

     Net cash provided from investing activities was $4.5 million in 1997 after net use of $635.6 million in 1996 and $228.9 million in 1995 due primarily to the Nowsco and Western Acquisitions, respectively. The Company's 1997 property additions totaled $102.2 million, increasing from $54.2 million in 1996 and $31.0 million in 1995. The current year's spending included two additional pumping service vessels (both operating in Latin America), expansion of cementing and stimulation capacity in the Gulf of Mexico and Latin America, and improvements to the Company's information systems. Major items included in 1996 spending were related to international expansion opportunities (primarily in Latin America) and offshore cementing skids. Net cash used for 1997 investing activities was impacted by a transaction involving the transfer of certain pumping service equipment assets. Subsequent to the transfer of equipment, the Company received $100.0 million which was used to repay outstanding bank debt. As a result of the reduced debt, the Company will realize a reduction in future interest expense of approximately $6 million per year. The equipment will be used to provide services to the Company for its customers for which the Company will pay a service fee over a period of at least eight, but not more than fourteen, years. The transaction generated a deferred gain for book purposes of approximately $38 million, which will be amortized over twelve years. The taxable gain of approximately $91 million will be completely offset with net operating loss carryforwards that are available to the Company as a result of the Western Acquisition. The expected tax benefit of the net operating loss utilization has been recorded as a reduction to goodwill. Net cash used for 1997 investing activities was also impacted by the receipt of $20.3 million from the sale of an idle stimulation vessel (the "Renaissance"), which was partially offset by the higher property additions and the acquisitions of Top Tool Company, Inc. and the remaining 51% ownership of the Company's previously unconsolidated joint venture in Argentina acquired with Nowsco. Other investing activities in 1996 included the acquisition of the remaining 60% interest in the Company's joint venture in Brazil for total consideration of $5.4 million (consisting of $3.7 million cash and $1.7 million of debt assumed by the Company) and the Nowsco Acquisition for $582.6 million in cash. Other investing activities in 1995 included the Western Acquisition for $203.3 million in cash and $5.4 million of proceeds from the sale of a duplicate facility and other disposals of assets. Projected capital expenditures for fiscal 1998 are expected to substantially exceed 1997 levels, and are expected to include spending for coiled tubing growth opportunities, additional capacity in certain high margin locations and higher levels of replacement capital. The actual amount of 1998 capital expenditures (excluding acquisitions) will be primarily dependent upon the availability of expansion opportunities and are expected to be funded by cash flows from operating activities and available credit facilities. Management believes cash flows from operating activities and available lines of credit, if necessary, will be sufficient to fund projected capital expenditures.

     Because net cash flows from operating activities exceeded the Company's capital requirements, the Company was able to reduce existing borrowings by $150.0 million during 1997. In 1996, the Nowsco Acquisition was financed with the proceeds from the sale of 9.8 million shares of the Company's common stock that generated net proceeds of $323.1 million, with the remainder provided from borrowings under its credit facility. The 1995 financing activities were used primarily to fund the Western Acquisition.

     Management strives to maintain low cash balances while utilizing available credit facilities to meet the Company's capital needs. Any excess cash generated is used to pay down outstanding borrowings. In June 1996, the Company replaced its existing credit facility with a committed, unsecured credit facility ("Bank Credit Facility") executed to accommodate the acquisition of Nowsco. Nowsco Well Service Ltd., the Company's Canadian Subsidiary, is a borrower in Canadian dollars. The Bank Credit Facility consists of a Canadian $320 million (approximately U.S. $232 million) six-year term loan, that is repayable in 22 quarterly installments which began in March 1997, and a five year U.S. $325 million revolving facility. In October 1997, the Company reduced the commitment under the revolving facility by $100 million to $225 million. At September 30, 1997, borrowings outstanding under the Bank Credit Facility totaled $206 million, consisting wholly of borrowings under the term loan.

     In 1996, the Company issued $125.0 million of unsecured 7% Notes due 2006 that have been registered under the Securities Act of 1933. The net proceeds from the issuance of the 7% Notes ($123.3 million) were used by the Company to repay indebtedness outstanding under the term loan portion of the Company's then existing bank credit facility.

     The outstanding balance of the 9.2% Notes was $6.0 million at September 30, 1997, which the Company repaid in December 1997.

     The Company's interest-bearing debt represented 29.5% of its total capitalization at September 30, 1997, compared to 39.8% at September 30, 1996. The Bank Credit Facility includes various customary covenants and other provisions including the maintenance of certain profitability and solvency ratios and restrictions on dividend payments. Management believes that the Bank Credit Facility, combined with other discretionary credit facilities and cash flow from operations, provides the Company with sufficient capital resources and liquidity to manage its routine operations and fund projected capital expenditures.

     At September 30, 1997, the Company had approximately $506 million of United States tax net operating loss carryforwards expiring between 2000 and 2011. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), the Company is required to record a deferred tax asset for the future tax benefit of these tax net operating loss carryforwards, as well as other items, if realization is "more likely than not." The 1995 Western Acquisition provided the Company with a greater critical mass with which to compete in the United States as it more than doubled the Company's United States revenue base. In addition, with the combination of Nowsco and Western, the Company has realized significant consolidation benefits. Management estimates that in excess of $60 million per year of overhead and redundant operating costs have been eliminated as a result of the combination of the three companies. Management has concluded that the Company's future taxable income will be sufficient over the remaining caryforward periods to realize the tax benefits represented by approximately $565 million of tax net operating loss carryforwards acquired with the acquisitions of Nowsco and Western and generated by the Company's operations prior to such acquisitions. Net tax benefits resulting from the acquisitions approximate $165 million and have been included as a deferred tax asset recognized in the purchase price allocation. Valuation allowances have been established for the benefits of the tax net operating loss carryforwards that are estimated to expire prior to their utilization.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Stockholders of BJ Services Company:

     We have audited the accompanying consolidated statements of financial position of BJ Services Company and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed at
Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BJ Services Company and subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
November 24, 1997 (December 15, 1997 as to Notes 6 and 14)

                              BJ SERVICES COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                               YEAR ENDED SEPTEMBER 30,
                                                        --------------------------------------
                                                           1997           1996          1995
                                                        ----------      --------      --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE
                                                                       AMOUNTS)
Revenue...............................................  $1,466,573      $965,261      $633,660
Operating Expenses:
  Cost of sales and services..........................   1,141,570       780,046       525,859
  Research and engineering............................      24,820        17,094        12,299
  Marketing...........................................      51,555        39,309        26,429
  General and administrative..........................      51,786        38,573        28,318
  Goodwill amortization...............................      14,435         7,910         3,266
  Unusual charges.....................................                     7,425        17,200
                                                        ----------      --------      --------
          Total operating expenses....................   1,284,166       890,357       613,371
                                                        ----------      --------      --------
Operating income......................................     182,407        74,904        20,289
Interest expense......................................     (30,715)      (26,948)      (15,164)
Interest income.......................................         949         1,314           899
Other income -- net...................................       1,727         3,321         2,763
                                                        ----------      --------      --------
Income before income taxes............................     154,368        52,591         8,787
Income tax expense (benefit)..........................      46,462        12,105        (1,102)
                                                        ----------      --------      --------
Net income............................................  $  107,906      $ 40,486      $  9,889
                                                        ==========      ========      ========
Earnings Per Share:
  Primary.............................................  $     2.62      $   1.29      $    .46
  Fully diluted.......................................  $     2.56      $   1.26      $    .45
Weighted-Average Shares Outstanding:
  Primary.............................................      41,248        31,381        21,550
  Fully diluted.......................................      42,219        32,159        21,749

                 See Notes to Consolidated Financial Statements

                              BJ SERVICES COMPANY

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                     ASSETS

                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1997            1996
                                                              ----------      ----------
                                                                    (IN THOUSANDS)
Current Assets:
  Cash and cash equivalents.................................  $    3,900      $    2,897
  Receivables, less allowance for doubtful accounts:
    1997, $6,194,000; 1996, $6,223,000......................     332,851         271,583
  Inventories:
    Finished goods..........................................      73,343          59,926
    Work in process.........................................       6,969           9,479
    Raw materials...........................................      23,922          17,696
                                                              ----------      ----------
         Total inventories..................................     104,234          87,101
  Deferred income taxes.....................................      12,986          19,349
  Other current assets......................................      20,773          37,217
                                                              ----------      ----------
         Total current assets...............................     474,744         418,147
Property:
  Land......................................................      14,332          18,509
  Buildings.................................................     136,366         134,862
  Machinery and equipment...................................     781,883         795,891
                                                              ----------      ----------
         Total property.....................................     932,581         949,262
  Less accumulated depreciation.............................     392,225         391,106
                                                              ----------      ----------
    Property -- net.........................................     540,356         558,156
Goodwill, net of amortization...............................     513,388         567,260
Deferred income taxes.......................................     183,076         132,666
Investments and other assets................................      15,204          32,931
                                                              ----------      ----------
                                                              $1,726,768      $1,709,160
                                                              ==========      ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable -- trade.................................  $  162,467      $  141,966
  Short-term borrowings.....................................      62,492           2,488
  Current portion of long-term debt.........................      40,206          31,870
  Accrued employee compensation and benefits................      38,807          32,227
  Income taxes..............................................      10,859           8,544
  Taxes other than income...................................      10,267           5,154
  Accrued insurance.........................................      15,486          13,282
  Other accrued liabilities.................................      44,760          56,494
                                                              ----------      ----------
         Total current liabilities..........................     385,344         292,025
Long-term debt..............................................     298,634         523,004
Deferred income taxes.......................................       7,598          11,740
Accrued postretirement benefits.............................      27,228          26,067
Minority interest and other long-term liabilities...........      47,737          14,621
Commitments and contingencies
Stockholders' Equity:
  Preferred stock (authorized 5,000,000 shares)
  Common stock, $.10 par value (authorized 80,000,000
    shares; issued and outstanding 1997 -- 38,530,762
    shares, 1996 -- 38,088,781 shares)......................       3,853           3,809
  Capital in excess of par..................................     763,063         748,712
  Retained earnings.........................................     201,897          93,991
  Minimum pension liability adjustment......................      (2,051)
  Cumulative translation adjustment.........................         540          (1,623)
  Unearned compensation.....................................      (7,075)         (3,186)
                                                              ----------      ----------
         Total stockholders' equity.........................     960,227         841,703
                                                              ----------      ----------
                                                              $1,726,768      $1,709,160
                                                              ==========      ==========

                 See Notes to Consolidated Financial Statements

                              BJ SERVICES COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                               EQUITY
                                                                                            COMPONENT OF
                                                       CAPITAL                                MINIMUM      CUMULATIVE
                                             COMMON   IN EXCESS     UNEARNED     RETAINED     PENSION      TRANSLATION
                                             STOCK     OF PAR     COMPENSATION   EARNINGS    LIABILITY     ADJUSTMENT     TOTAL
                                             ------   ---------   ------------   --------   ------------   -----------   --------
                                                                                     (IN THOUSANDS)
BALANCE, SEPTEMBER 30, 1994................  $1,567   $151,340      $(2,463)     $43,616      $              $(4,133)    $189,927
Net income.................................                                        9,889                                    9,889
Issuance of stock for:
  Business acquisition.....................  1,204     262,347                                                            263,551
  Stock options............................      2         535                                                                537
  Stock purchase plan......................      5         733                                                                738
  Stock performance awards.................     17         287        1,803                                                 2,107
Recognition of unearned compensation.......                             660                                                   660
Cumulative translation adjustments.........                                                                     (614)        (614)
                                             ------   --------      -------      --------     -------        -------     --------
BALANCE, SEPTEMBER 30, 1995................  2,795     415,242                    53,505                      (4,747)     466,795
Net income.................................                                       40,486                                   40,486
Issuance of stock for:
  Business acquisition.....................    978     322,086                                                            323,064
  Stock options............................     31       5,985                                                              6,016
  Stock purchase plan......................      5         908                                                                913
  Stock performance awards.................              4,491       (4,491)
Recognition of unearned compensation.......                           1,305                                                 1,305
Cumulative translation adjustments.........                                                                    3,124        3,124
                                             ------   --------      -------      --------     -------        -------     --------
BALANCE, SEPTEMBER 30, 1996................  3,809     748,712       (3,186)      93,991                      (1,623)     841,703
Net income.................................                                      107,906                                  107,906
Issuance of stock for:
  Stock options............................     36       7,270                                                              7,306
  Stock purchase plan......................      8       1,676                                                              1,684
  Warrants surrendered.....................                 16                                                                 16
  Stock performance awards.................                964         (964)
Recognition of unearned compensation.......                           1,500                                                 1,500
Revaluation of stock performance awards....              4,425       (4,425)
Minimum pension liability, net of deferred
  tax benefit..............................                                                    (2,051)                     (2,051)
Cumulative translation adjustments.........                                                                    2,163        2,163
                                             ------   --------      -------      --------     -------        -------     --------
BALANCE, SEPTEMBER 30, 1997................  $3,853   $763,063      $(7,075)     $201,897     $(2,051)       $   540     $960,227
                                             ======   ========      =======      ========     =======        =======     ========

                 See Notes to Consolidated Financial Statements

                              BJ SERVICES COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  YEAR ENDED SEPTEMBER 30,
                                                           --------------------------------------
                                                             1997           1996          1995
                                                           ---------   --------------   ---------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................................  $ 107,906     $  40,486      $   9,889
Adjustments to reconcile net income to cash provided from
  operating activities:
  Depreciation and amortization..........................     90,376        66,050         42,064
  Net gain on disposal of assets.........................       (169)       (2,271)          (830)
  Recognition of unearned compensation...................      1,500         1,305          2,463
  Deferred income tax benefit............................     28,764          (136)        (8,861)
  Unusual charge (noncash)...............................                    4,300          3,646
  Minority interest......................................        805           519            (29)
Changes in:
  Receivables............................................    (59,307)      (32,475)        (1,091)
  Accounts payable -- trade..............................     18,188         8,620          7,707
  Inventories............................................    (13,355)       (3,717)        (8,078)
  Other current assets and liabilities...................     (6,638)      (29,438)        (1,170)
  Other, net.............................................    (24,525)       (2,037)        (6,326)
                                                           ---------     ---------      ---------
Net cash flows provided from operating activities........    143,545        51,206         39,384
CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions.......................................   (102,198)      (54,158)       (30,966)
Proceeds from disposal of assets.........................    127,490         4,805          5,393
Acquisitions of businesses, net of cash acquired.........    (20,810)     (586,282)      (203,313)
                                                           ---------     ---------      ---------
Net cash provided from (used for) investing activities...      4,482      (635,635)      (228,886)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock...................                  323,064
Proceeds from exercise of stock options and stock
  purchase grants........................................      9,006         6,929          1,275
Proceeds from (repayment of) bank borrowings -- net......   (150,030)      261,491        192,851
Principal payment on other long-term notes...............     (6,000)       (6,000)        (6,000)
                                                           ---------     ---------      ---------
Net cash flows provided from (used for) financing
  activities.............................................   (147,024)      585,484        188,126
Increase (decrease) in cash and cash equivalents.........      1,003         1,055         (1,376)
Cash and cash equivalents at beginning of year...........      2,897         1,842          3,218
                                                           ---------     ---------      ---------
Cash and cash equivalents at end of year.................  $   3,900     $   2,897      $   1,842
                                                           =========     =========      =========

                 See Notes to Consolidated Financial Statements

                              BJ SERVICES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     BJ Services Company is a leading provider of pressure pumping and other oilfield services to the petroleum industry. The consolidated financial statements include the accounts of BJ Services Company and its majority-owned subsidiaries (the "Company" ). All significant intercompany balances and transactions have been eliminated in consolidation.

     Certain amounts for 1996 and 1995 have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation.

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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share." SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings Per Share," and makes them comparable to international EPS standards. The statement replaces the presentation of primary EPS and fully diluted EPS and requires presentation of basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB 15. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Pro forma basic EPS for the three years ended September 30, 1997, 1996 and 1995 is $2.81, $1.32, and $.46, respectively. Based on the Company's current capital structure, pro forma diluted EPS is the same as primary EPS for all periods presented.

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

     Inventories: Inventories, which consist principally of (i) products which are consumed in the Company's services provided to customers, (ii) spare parts for equipment used in providing these services and (iii) manufactured components and attachments for equipment used in providing services, are stated primarily at the lower of average cost or market.

     Property: Property is stated at cost less amounts provided for permanent impairments and includes capitalized interest of $684,000, $200,000 and $216,000 for the years ended September 30, 1997, 1996 and 1995, respectively, on funds borrowed to finance the construction of capital additions. Depreciation is generally provided using the straight-line method over the estimated useful lives of individual items. Leasehold

                              BJ SERVICES COMPANY
improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the lease term.

     Intangible assets: Goodwill represents the excess of cost over the fair value of the net assets of companies acquired in purchase transactions. Goodwill is being amortized on a straight-line method over periods ranging from 5 to 40 years. Patents are being amortized on a straight line basis over their estimated useful lives, not to exceed 17 years. Accumulated amortization on intangible assets at September 30, 1997 and 1996 was $29,612,000 and $13,412,000
respectively. The Company utilizes undiscounted estimated cash flows to evaluate any possible impairment of intangible assets.

     Investments: Investments in companies in which the Company's ownership interest ranges from 20 to 50 percent and the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method.

     Foreign currency translation: Gains and losses resulting from financial statement translation of foreign operations where the U.S. dollar is the functional currency are included in the consolidated statement of operations. Gains and losses resulting from financial statement translation of foreign operations where a foreign currency is the functional currency are included as a separate component of stockholders' equity. Except in Canada, the Company's foreign operations use the U.S. dollar as the functional currency.

     Foreign exchange contracts: From time to time, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. Changes in market value are offset against foreign exchange gains or losses on the related assets or liabilities and are included in cost of sales and services. There were no foreign exchange contracts outstanding at September 30, 1997 and 1996.

     Environmental remediation and compliance: Environmental remediation and compliance costs are accrued based on estimates of known environmental exposures. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.

     Impairment of long-lived assets: In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company recognizes impairment losses for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In January 1996, the Company decommissioned a stimulation vessel, the Renaissance, acquired in 1995. At September 30, 1996, the carrying value of the vessel of $20.4 million was recorded as an asset held for sale and was included in other current assets. The vessel's hull was sold in January 1997 and the proceeds were used to reduce outstanding debt. The vessel's stimulation equipment was removed and redeployed to other of the Company's operating locations. No loss was recorded on the sale of the hull and redeployment of the equipment from this vessel.

     Employee stock-based compensation: In fiscal 1997, the Company adopted Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the Company is permitted to either record expenses for stock options and other stock-based employee compensation plans based on their fair value at the date of grant or to continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 ("APB 25") and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. The Company elected to continue following APB 25; therefore, no compensation expense has been recognized because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant.

     New accounting pronouncements: In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," ("SFAS 130") and Statement No. 131, "Disclo-

                              BJ SERVICES COMPANY
sures About Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. These two statements had no effect on the Company's 1997 financial statements. Management is currently evaluating what, if any, additional disclosure may be required when these two statements are adopted in the first quarter of fiscal 1999.

3. ACQUISITIONS OF BUSINESSES

     Nowsco: In June 1996, the Company completed the acquisition of Nowsco Well Service Ltd. ("Nowsco") for a total purchase price of $582.6 million (including transaction costs) in cash. The transaction may be summarized as follows (in thousands):

Cash........................................................  $576,361
Transaction costs...........................................     6,221
                                                              --------
          Total consideration...............................   582,582
Net assets acquired.........................................   188,587
                                                              --------
          Goodwill..........................................  $393,995
                                                              ========

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

     Western: In April 1995, the Company acquired The Western Company of North America ("Western") for total consideration, including $7.2 million of transaction costs, of $511.4 million in cash, Company common stock and warrants to purchase Company common stock. The transaction may be summarized as follows (in thousands):

Cash........................................................  $247,880
Stock issued (12,036,393 shares)............................   239,551
Warrants issued (4,800,037 warrants)........................    24,000
                                                              --------
          Total consideration...............................   511,431
Net assets acquired.........................................   335,891(1)
                                                              --------
          Goodwill..........................................  $175,540
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

                              BJ SERVICES COMPANY

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

     Other: Effective July 1, 1997, the Company acquired Top Tool Company, Inc. for a total cash outlay of $7.3 million, including transaction costs. Top Tool provides oilfield servicing tools along the Louisiana Gulf Coast. The acquisition provides added capacity and tool expertise to the Company's downhole tool operations. The consolidated statement of operations includes operating results of the subsidiary acquired since the date of acquisition.

     Effective December 1, 1996, the Company acquired the remaining 51% ownership of its previously unconsolidated joint venture in Argentina, for total consideration of $13.5 million which was funded through borrowings under existing credit facilities. The consolidated statement of operations includes operating results of the subsidiary acquired since the date of acquisition.

     Effective December 1, 1995, the Company acquired the remaining 60% ownership of its previously unconsolidated joint venture in Brazil for total consideration of $5.4 million, consisting of $3.7 million in cash and $1.7 million in debt assumed by the Company. The consolidated statement of operations includes operating results of the subsidiary acquired since the date of acquisition.

     Each of these "other" acquisitions have been accounted for using the purchase method of accounting and, accordingly, any excess of the total consideration over the estimated fair value of the net assets acquired has been recorded as goodwill and is being amortized over 40 years. These acquisitions are not material to the Company's financial statements and therefore pro forma information is not presented.

4. UNUSUAL CHARGES

     During 1996, the Company recorded an unusual charge of $7.4 million ($.15 per share after-tax) for costs incurred in connection with the acquisition of Nowsco. The components of the unusual charge were as follows (in thousands):

                                                                1996
                                                              PROVISION
                                                              ---------
Interest....................................................   $1,917
Writeoff of bank fees (noncash).............................    1,622
Asset writeoffs (noncash)...................................    1,212
Severance and relocation....................................    1,357
Legal and other.............................................    1,317
                                                               ------
Unusual charge..............................................   $7,425
                                                               ======

     The interest charge represents the incremental interest accrued from the date of financing the Nowsco acquisition (June 13, 1996) to the date Nowsco's results were consolidated for financial reporting purposes (July 1, 1996). The bank fees represent a writeoff of the unamortized portion of the Company's prior credit facility which was replaced by the current credit facility to finance the Nowsco acquisition. Asset writeoffs include computer systems, inventory and other assets purchased in previous years which were not used

                              BJ SERVICES COMPANY
subsequent to the acquisition. The remaining portion of the unusual charge reflects severance costs of terminated BJ Services employees, relocation of personnel and equipment, legal fees and other costs which would not have been incurred had the acquisition of Nowsco not occurred. All expenditures for such costs have been made as of September 30, 1997.

     During 1995, the Company recorded an unusual charge of $17.2 million ($.52 per share after-tax) for costs incurred in connection with the acquisition of Western. The components of the unusual charge are as follows (in thousands):

                                                                1995
                                                              PROVISION
                                                              ---------
Facility closings...........................................   $ 5,596(1)
Change in control costs.....................................     5,381
Legal and other.............................................     4,047
Severance costs.............................................     2,176
                                                               -------
Unusual charge..............................................   $17,200
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

     The 1995 unusual charge also includes legal, severance of BJ employees and other merger-related costs that would not have been incurred had the acquisition of Western not occurred. All expenditures for such costs were made as of September 30, 1996.

                              BJ SERVICES COMPANY

5. EARNINGS PER SHARE

     The following table presents information necessary to calculate earnings per share for the three years ended September 30, 1997 (in thousands, except per share amounts):

                                                              1997      1996      1995
                                                            --------   -------   -------
Primary:
Net income................................................  $107,906   $40,486   $ 9,889
Average primary common and common equivalent shares
  outstanding:
  Common stock............................................    38,434    30,594    21,376
  Common stock equivalents from assumed exercise of stock
     options..............................................       784       613       174
  Common stock equivalents from assumed exercise of
     warrants.............................................     2,030       174
                                                            --------   -------   -------
                                                              41,248    31,381    21,550
                                                            --------   -------   -------
Primary earnings per share................................  $   2.62   $  1.29   $   .46
                                                            ========   =======   =======
Fully diluted:
Average fully diluted common and common equivalent shares
  outstanding:
  Common stock............................................    38,434    30,594    21,376
  Common stock equivalents from assumed exercise of stock
     options..............................................       928       739       373
  Common stock equivalents from assumed exercise of
     warrants.............................................     2,857       826
                                                            --------   -------   -------
                                                              42,219    32,159    21,749
                                                            --------   -------   -------
Fully diluted earnings per share..........................  $   2.56   $  1.26   $   .45
                                                            ========   =======   =======

6. LONG-TERM DEBT AND BANK CREDIT FACILITIES

     Long-term debt at September 30, 1997 and 1996 consisted of the following (in thousands):

                                                                1997       1996
                                                              --------   --------
Notes payable, banks........................................  $205,936   $416,413
9.2% notes due August 1998..................................     6,000     12,000
7% Series B Notes due 2006, net of discount.................   124,365    124,288
Other.......................................................     2,539      2,173
                                                              --------   --------
                                                               338,840    554,874
Less current maturities of long-term debt...................    40,206     31,870
                                                              --------   --------
Long-term debt..............................................  $298,634   $523,004
                                                              ========   ========

     In June 1996, the Company replaced its existing credit facility with a committed, unsecured credit facility ("Bank Credit Facility") executed to accommodate the acquisition of Nowsco. The Company and three of its subsidiaries, BJ Services Company, U.S.A., BJ Service International, Inc. and BJ Services Company Middle East were borrowers and guarantors under the Bank Credit Facility. In November 1997, the Bank Credit Facility was amended to remove BJ Services Company, U.S.A., BJ Service International, Inc. and BJ Services Company Middle East as borrowers and, accordingly, their guarantees were released. Nowsco Well Service Ltd., the Company's Canadian subsidiary, is a borrower in Canadian dollars. The Bank Credit Facility consists of a Canadian $320 million (approximately U.S. $232 million) six year term loan, that is repayable in

                              BJ SERVICES COMPANY

22 quarterly installments which began in March 1997, and a five year U.S. $325 million revolving facility. In October 1997, the Company reduced the commitment under the revolving facility by $100 million to $225 million. Interest on outstanding borrowings is charged based on prevailing market rates. The Company is charged various fees in connection with the Bank Credit Facility, including a commitment fee based on the average daily unused portion of the commitment. Commitment fees under the Company's credit facilities were $414,000, $366,000 and $207,000 for 1997, 1996 and 1995, respectively. At September 30, 1997, $325.0 million was available to borrow under the revolver (subsequently reduced to $225.0 million in October 1997). Principal reductions of the term loan are due in aggregate installments of $34,054,000, $43,540,000, $46,702,000,
$46,702,000 and $34,950,000 in the years ended September 30, 1998, 1999, 2000,
2001 and 2002 respectively.

     In addition to the committed facility, the Company had $97.9 million in various unsecured, discretionary lines of credit at September 30, 1997 which expire at various dates in 1998. There are no requirements for commitment fees or compensating balances in connection with these lines of credit. Interest on borrowings is based on prevailing market rates. At September 30, 1997 and 1996, there were $59.8 million and $2.5 million, respectively, in outstanding borrowings under these lines of credit.

     The weighted average interest rates on short-term borrowings outstanding as of September 30, 1997 and 1996 were 4.7% and 5.8%, respectively.

     In 1996, the Company issued $125.0 million of unsecured 7% Notes due 2006, which were registered under the Securities Act of 1933. The net proceeds from the issuance of the 7% Notes ($123.3 million) were used by the Company to repay indebtedness outstanding under the term loan portion of the Company's then existing bank credit facility. Three of the Company's subsidiaries that were obligors with respect to the Bank Credit Facility and the Company's 9.2% Notes due August 1, 1998, BJ Services Company, U.S.A., BJ Service International, Inc. and BJ Services Company Middle East (collectively, the "Guarantor Subsidiaries"), were guarantors of the 7% Notes. As a result of the amendment to the Bank Credit Facility in November 1997 and the prepayment of the 9.2% Notes in December 1997, discussed below, the guarantees of the Guarantor Subsidiaries have been released in accordance with terms of the Indenture.

     In August 1991, the Company placed $30.0 million of unsecured notes (the "Notes") with private investors. The Notes bear interest at a fixed rate of 9.2% with principal payments due in five annual installments of $6.0 million the first of which was paid in August 1994. The Company has repaid the remaining $6.0 million balance in December 1997.

     At September 30, 1997, the Company had outstanding letters of credit and performance related bonds totaling $18.7 million and $26.4 million, respectively. The letters of credit are issued to guarantee various trade activities.

     The Company's debt agreements contain various customary covenants including maintenance of certain profitability and solvency ratios and restrictions on dividend payments, as defined in the Bank Credit Facility. At September 30, 1997, the Company was not prohibited from making any dividend payments.

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

                              BJ SERVICES COMPANY

Facility. The carrying amount of such borrowings approximates fair value as the individual borrowings bear interest at current market rates.

     The fair value of financial instruments which differed from their carrying value at September 30, 1997 and 1996 was as follows (in thousands):

                                                  1997                    1996
                                          --------------------    --------------------
                                          CARRYING      FAIR      CARRYING      FAIR
                                           AMOUNT      VALUE       AMOUNT      VALUE
                                          --------    --------    --------    --------
9.2% Notes..............................  $  6,000    $  6,255    $ 12,000    $ 12,460
7.0% Series B Notes.....................   124,365     126,050     124,288     117,900

8. INCOME TAXES

     The geographical sources of income (loss) before income taxes for the three years ended September 30, 1997 were as follows (in thousands):

                                                        1997       1996        1995
                                                      --------    -------    --------
United States.......................................  $ 70,638    $(8,369)   $(31,879)
Foreign.............................................    83,730     60,960      40,666
                                                      --------    -------    --------
Income before income taxes and cumulative effect of
  accounting change.................................  $154,368    $ 2,591    $  8,787
                                                      ========    =======    ========

     The provision (benefit) for income taxes for the three years ended September 30, 1997 is summarized below (in thousands):

                                                         1997       1996       1995
                                                        -------    -------    -------
Current:
  United States.......................................  $          $          $
  Foreign.............................................   17,698     12,241      7,759
                                                        -------    -------    -------
          Total current...............................   17,698     12,241      7,759
Deferred:
  United States.......................................   18,312     (1,616)    (8,336)
  Foreign.............................................   10,452      1,480       (525)
                                                        -------    -------    -------
          Total deferred..............................   28,764       (136)    (8,861)
                                                        -------    -------    -------
Income tax expense (benefit)..........................  $46,462    $12,105    $(1,102)
                                                        =======    =======    =======

                              BJ SERVICES COMPANY

     The consolidated effective income tax rates (as a percent of income before income taxes) for the three years ended September 30, 1997 varied from the United States statutory income tax rate for the reasons set forth below:

                                                              1997    1996    1995
                                                              ----    ----    -----
Statutory rate..............................................  35.0%   35.0%    35.0%
Foreign earnings at varying rates...........................  (3.1)   (9.5)   (79.8)
Amortization of excess tax basis over book resulting from
  separation from former parent.............................  (6.6)   (2.2)   (20.4)
Changes in tax laws and tax rates...........................    .3    (1.3)
Foreign income recognized domestically......................    .9     1.0     37.2
Goodwill amortization.......................................   3.4     4.8     10.3
Nondeductible expenses......................................    .7     1.6      6.1
Other -- net................................................   (.5)   (6.4)    (0.9)
                                                              ----    ----    -----
                                                              30.1%   23.0%   (12.5)%
                                                              ====    ====    =====

     Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions in which the Company has operations. Generally, deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related asset or liability for financial reporting. The estimated deferred tax effect of temporary differences and carryforwards as of September 30, 1997 and 1996 were as follows (in thousands):

                                                                1997        1996
                                                              --------    --------
Assets:
  Expenses accrued for financial reporting purposes, not yet
     deducted for tax.......................................  $ 54,961    $ 49,313
  Net operating loss carryforwards..........................   215,070     243,304
  Valuation allowance.......................................   (25,300)    (65,750)
                                                              --------    --------
          Total deferred tax asset..........................   244,731     226,867
                                                              ========    ========
Liabilities:
  Differences in depreciable basis of property..............   (52,964)    (77,558)
  Income accrued for financial reporting purposes, not yet
     reported for tax.......................................    (3,303)     (9,034)
                                                              --------    --------
          Total deferred tax liability......................   (56,267)    (86,592)
                                                              --------    --------
Net deferred tax asset......................................  $188,464    $140,275
                                                              ========    ========

     In 1997, the deferred tax valuation allowance was decreased due to an increase in the projected taxable income following the combination of Western, Nowsco and BJ Services' operations. In 1996, the deferred tax valuation allowance was decreased by $20.0 million based on an increase in the projected taxable income following the combination of Western and BJ Services' U.S. operations. These adjustments to the deferred tax valuation allowance were recorded as a reduction to goodwill. Any subsequent decreases in the deferred tax valuation allowance will also be recorded as a reduction to goodwill.

     At September 30, 1997, the Company had approximately $506 million of U.S. tax net operating loss carryforwards expiring in varying amounts between 2000 and 2011. The Company also had approximately

                              BJ SERVICES COMPANY

$82 million of foreign tax net operating loss carryforwards and approximately $7 million of foreign investment tax credit carryforwards as of September 30, 1997. Of the foreign tax net operating loss carryforwards, approximately $44 million is not subject to an annual limitation and will carryforward indefinitely. The foreign investment tax credit carryforward and the remaining loss carryforward, if not used, will expire in varying amounts beginning in 1998. The potential impact of the expiration of net operating loss and investment tax credit carryforwards has been reflected in the deferred tax asset valuation allowance balance as of September 30, 1997 and 1996.

     The Company does not provide federal income taxes on the undistributed earnings of its foreign subsidiaries that the Company considers to be permanently reinvested in foreign operations. The cumulative amount of such undistributed earnings was approximately $280 million at September 30, 1997. If these earning were to be remitted to the Company, any U.S. income taxes payable would be substantially reduced by foreign tax credits generated by the repatriation of the earnings.

9. GEOGRAPHIC INFORMATION

     The Company operates primarily in one business segment -- oilfield services. Summarized information concerning geographic areas in which the Company operated at September 30, 1997, 1996, and 1995 and for each of the years then ended is shown as follows (in thousands):

                         UNITED      LATIN
                         STATES     AMERICA     EUROPE     CANADA     OTHER       TOTAL
                       ----------   --------   --------   --------   --------   ----------
1997:
  Revenue............  $  773,688   $171,129   $188,992   $179,956   $152,808   $1,466,573
  Operating income...      99,835     29,164     19,284     21,352     12,772      182,407
  Identifiable
     assets..........   1,163,318    144,696    163,089    119,708    135,957    1,726,768
1996:
  Revenue............  $  547,620   $140,390   $127,111   $ 37,983   $112,157   $  965,261
  Operating income...      19,979     26,824     13,897      1,306     12,898       74,904
  Identifiable
     assets..........   1,212,149    104,993    166,829    108,587    116,602    1,709,160
1995:
  Revenue............  $  345,922   $111,447   $104,840              $ 71,451   $  633,660
  Operating income
     (loss)..........     (13,683)    22,095      4,942                 6,935       20,289
  Identifiable
     assets..........     624,545     88,655    201,838                74,645      989,683

     Export sales totaled $11,547,000, $2,744,000 and $5,634,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

     Corporate general and administrative expense, research and engineering expense and certain other expenses related to worldwide manufacturing and other support functions benefit both domestic and international operations. An allocation of these expenses has been made to foreign areas based on total revenues. The expenses allocated totaled $12,106,000, $10,853,000, and $8,357,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

10. EMPLOYEE BENEFIT PLANS

     The Company administers a thrift plan whereby eligible employees elect to contribute from 2% to 12% of their base salaries to an employee benefit trust. Employee contributions are matched by the Company at the rate of $.50 per $1.00 up to 6% of the employee's base salary. In addition, the Company contributes between 2% and 5% of each employee's base salary depending on their age as of January 1 each year as a base

                              BJ SERVICES COMPANY
contribution. Company matching contributions vest immediately while base contributions become fully vested after five years of employment. The Company's U.S. employees formerly employed by Western are covered under a thrift plan which was merged into the Company's thrift plan effective December 31, 1995. The Company's U.S. employees formerly employed by Nowsco are covered under a thrift plan which was merged into the Company's thrift plan effective October 1, 1996. The Company's contributions to these thrift plans amounted to $6,887,000, $5,095,000 and $2,862,000 in 1997, 1996 and 1995, respectively.

     The Company's U.S. employees formerly employed by Western with at least one year of service are also covered under a defined benefit pension plan as a carryover from the Western acquisition. Pension benefits are based on years of service and average compensation for each employee's five consecutive highest paid years during the last ten years worked. Benefits under the Western plan were frozen effective December 31, 1995 at which time all earned benefits were vested. Management has not yet made a decision on whether to terminate the plan and therefore will fund the amounts necessary to meet minimum funding requirements under the Employees' Retirement Income Security Act, as amended. The funded status of this plan at September 30, 1997 and 1996 was as follows (in thousands):

                                                               1997      1996
                                                              -------   -------
Vested benefit obligation...................................  $50,847   $40,113
                                                              =======   =======
Accumulated benefit obligation..............................  $50,847   $40,113
Plan assets at fair value...................................   46,285    39,473
                                                              -------   -------
Benefit obligation in excess of plan assets.................    4,562       640
Unrecognized gain (loss)....................................   (3,156)    2,241
Adjustment required to recognize minimum liability..........    3,156
                                                              -------   -------
Net pension liability.......................................  $ 4,562   $ 2,881
                                                              =======   =======

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," the Company recorded in other noncurrent liabilities an additional minimum pension liability adjustment of $3.2 million as of September 30, 1997, representing the amount by which the accumulated benefit obligation exceeded the fair value of plan assets plus accrued amounts previously recorded. As there were no previously unrecognized prior service costs at September 30, 1997, the full amount of the adjustment, net of related deferred tax benefit, was recorded as a reduction of stockholder's equity of $2.1 million.

     Assumptions used in accounting for the Company's U.S. defined benefit plan were as follows:

                                                              1997   1996
                                                              ----   ----
Weighted -- average discount rate...........................  7.3%   7.5%
Weighted -- average expected long-term rate of return on
  assets....................................................  9.0%   9.0%

     Costs for the two years ended September 30, 1997 for the Company's U.S. defined benefit plan were as follows (in thousands):

                                                               1997      1996
                                                              -------   -------
Service cost for benefits earned............................  $     0   $   359
Interest cost on projected benefit obligation...............    3,537     2,862
Actual return on plan assets................................   (7,779)   (3,997)
Net amortization and deferral...............................    4,452       862
                                                              -------   -------
Net pension cost............................................  $   210   $    86
                                                              =======   =======

                              BJ SERVICES COMPANY

     In addition, the Company sponsors defined benefit plans for foreign operations which cover substantially all employees in Canada, the United Kingdom and Venezuela. Due to differences in foreign pension laws and economics, the defined benefit plans are at least partially unfunded. The funded status of these plans at September 30, 1997 and 1996 was as follows (in thousands):

                                                               1997      1996
                                                              -------   -------
Actuarial present value of:
  Vested benefit obligation.................................  $43,618   $39,594
                                                              =======   =======
  Accumulated benefit obligation............................  $48,070   $42,535
                                                              =======   =======
Projected benefit obligation................................  $57,020   $51,370
Plan assets at fair value...................................   54,599    46,969
                                                              -------   -------
Projected benefit obligation in excess of plan assets.......    2,421     4,401
Unrecognized gain (loss)....................................      424    (2,218)
Unrecognized transition asset, net of amortization..........      126       135
Unrecognized prior service cost.............................     (344)     (366)
                                                              -------   -------
Net pension liability.......................................  $ 2,627   $ 1,952
                                                              =======   =======

     Assumptions used in accounting for the Company's international defined benefit pension plans were as follows:

Weighted -- average discount rate...........................  5-8%
Weighted -- average rate of increase in future
  compensation..............................................  3-6%
Weighted -- average expected long-term rate of return on
  assets....................................................  3-9%

     Combined costs for the Company's international defined benefit plans for the three years ended September 30, 1997 were as follows (in thousands):

                                                             1997      1996      1995
                                                           --------   -------   ------
Net periodic foreign pension cost:
  Service cost for benefits earned.......................  $  4,687   $ 2,836   $1,090
  Interest cost on projected benefit obligation..........     4,238     2,450      660
  Actual return on plan assets...........................   (12,846)   (2,719)    (617)
  Net amortization and deferral..........................     9,005       468      158
                                                           --------   -------   ------
Net pension cost.........................................  $  5,084   $ 3,035   $1,291
                                                           ========   =======   ======

     The Company also sponsors a plan whereby certain health care and life insurance benefits are provided for retired employees (primarily U.S.) and their eligible dependents if the employee meets specified age and service requirements. These plans are unfunded and the Company retains the right, subject to existing agreements, to modify or eliminate these plans.

     The Company's postretirement medical benefit plan provides credits based on years of service which can be used to purchase coverage under the active employee plans. This plan effectively caps the Company's health care inflation rate at a 4% increase per year. The reduction of approximately $5.7 million in the accumulated postretirement benefit obligation due to this amendment is being amortized over the average period of future service to the date of full eligibility for such postretirement benefits of the active employees.

                              BJ SERVICES COMPANY

     Net periodic postretirement benefit costs for the three years ended September 30, 1997 included the following components (in thousands):

                                                               1997     1996     1995
                                                              ------   ------   ------
Service cost for benefits attributed to service during the
  period....................................................  $1,388   $1,194   $  807
Interest cost on accumulated postretirement benefit
  obligation................................................   1,532    1,381    1,033
Amortization of prior service cost..........................    (894)    (894)    (894)
                                                              ------   ------   ------
Net periodic postretirement benefit cost....................  $2,026   $1,681   $  946
                                                              ======   ======   ======

     The actuarial and recorded liabilities for these postretirement benefits were as follows at September 30, 1997 and 1996 (in thousands):

                                                               1997      1996
                                                              -------   -------
Accumulated postretirement benefit obligation:
  Retirees..................................................  $ 7,047   $ 7,217
  Fully eligible active plan participants...................    2,174     3,573
  Other active plan participants............................   12,916    10,163
                                                              -------   -------
                                                               22,137    20,953
Unrecognized cumulative net gain............................    2,703     1,832
Unrecognized prior service cost.............................    2,388     3,282
                                                              -------   -------
Accrued postretirement benefit liability....................  $27,228   $26,067
                                                              =======   =======

     The accumulated postretirement benefit obligation at September 30, 1997 and 1996 was determined using a discount rate of 7.0% and 7.5% , respectively and a health care cost trend rate of 4%, reflecting the cap discussed above. Increasing the assumed health care cost trend rates by one percentage point would not have a material impact on the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost because these benefits are effectively capped by the Company.

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

     Federal, state and local laws and regulations govern the Company's operation of underground fuel storage tanks. Rather than incur additional costs to restore and upgrade tanks as required by regulations, management has opted to remove the existing tanks. The Company is in the process of removing these tanks and has identified certain tanks with leaks which will require remedial cleanups. In addition, the Company is conducting a number of environmental investigations and remedial actions at current and former company locations and, along with other companies, has been named a potentially responsible party at five waste disposal sites. The Company has established an accrual of $8,100,000 for such environmental matters which management believes to be its best estimate of the Company's portion of future costs to be incurred. The Company also maintains insurance for environmental liabilities which the Company believes is reasonable based on its knowledge of its industry.

     In 1997, the Company completed a transaction involving the transfer of certain pumping service equipment assets. The Company received $100.0 million which was used to pay outstanding bank debt. The equipment will be used to provide services to the Company's customers for which the Company will pay a

                              BJ SERVICES COMPANY
service fee over a period of at least eight, but not more than fourteen years. The transaction generated a deferred gain for book purposes of approximately $38 million which will be amortized over twelve years.

     Lease and Other Long-Term Commitments: At September 30, 1997, the Company had long-term operating leases and service fee commitments covering certain facilities and equipment with varying expiration dates. Minimum annual commitments for the years ended September 30, 1998, 1999, 2000, 2001 and 2002 are $35,807,000, $29,993,000, $26,889,000, $29,140,000 and $19,484,000
respectively, and $89,026,000 in the aggregate thereafter.

12. SUPPLEMENTAL FINANCIAL INFORMATION

     Supplemental financial information for the three years ended September 30, 1997 is as follows (in thousands):

                                                       1997        1996        1995
                                                      -------    --------    --------
Consolidated Statement of Operations:
  Research and development expense..................  $ 9,904    $  7,157    $  6,801
  Rent expense......................................   24,960      19,148      16,759
  Net foreign exchange gain (loss)..................      148        (214)      1,537
Consolidated Statement of Cash Flows:
  Income taxes paid.................................  $20,378    $ 11,768    $  5,980
  Interest paid.....................................   30,407      24,533      12,798
  Details of acquisitions:
     Fair value of assets acquired..................    5,366     283,505     447,622
     Liabilities assumed............................    9,600      91,218     111,731
     Goodwill.......................................   25,044     393,995     175,540
     Cash paid for acquisitions, net of cash
       acquired.....................................   20,810     586,282     203,313

     In connection with the Western acquisition, in 1995 the Company issued $263,551,000 of common stock and warrants to Western stockholders.

     Other income -- net for the three years ended September 30, 1997 is summarized as follows (in thousands):

                                                            1997      1996      1995
                                                           ------    ------    ------
Rental income............................................  $  349    $  356    $  410
Gain on Argentine bonds..................................     276
Income from equity method investments....................     246       114        43
Royalty income...........................................     213       785     1,385
Gain on sales of assets -- net...........................     169     2,271       830
Other -- net.............................................     474      (205)       95
                                                           ------    ------    ------
Other income -- net......................................  $1,727    $3,321    $2,763
                                                           ======    ======    ======

13. EMPLOYEE STOCK PLANS

     Stock Option Plans: The Company's 1990 Stock Incentive Plan and 1995 Incentive Plan (the "Plans") provide for the granting of options for the purchase of the Company's common stock ("Common Stock") and other performance based awards to officers, key employees and nonemployee directors of the Company. Such options vest over a three-year period and are exercisable for periods ranging from one to ten years. The options granted in December 1996 also had an acceleration clause which provided that such options would vest immediately if the closing price of the Common Stock reached $75.00. On October 1, 1997, the Company's Common Stock closed at $75.06 and all options granted on December 12, 1996 became vested in full. An

                              BJ SERVICES COMPANY
aggregate of 3,000,000 shares of Common Stock have been reserved for grants, of which 665,347 were available for future grants at September 30, 1997.

     A summary of the status of the Company's stock option activity, and related information for the years ended September 30, 1997, 1996 and 1995 is presented below (in thousands, except per share prices):

                                     1997                       1996                       1995
                            -----------------------    -----------------------    -----------------------
                                     WEIGHTED-AVG.              WEIGHTED-AVG.              WEIGHTED-AVG.
                            SHARES   EXERCISE PRICE    SHARES   EXERCISE PRICE    SHARES   EXERCISE-PRICE
                            ------   --------------    ------   --------------    ------   --------------
Outstanding at beginning
  of year.................   1,386       $20.74         1,432       $18.96           768       $19.42
Granted...................     279        46.28           337        27.03           712        18.44
Exercised.................    (359)       20.08          (313)       19.59           (30)       17.77
Forfeited.................     (15)       34.43           (70)       19.68           (18)       19.91
                            ------                     ------                     ------
Outstanding at end of
  year....................   1,291        26.28         1,386        20.74         1,432        18.96
                            ======                     ======                     ======
Options exercisable at
  year-end................     984       $25.85           503       $19.37           679       $19.73
Weighted-average fair
  value of options granted
  during the year.........  $24.55                     $15.18                     $ 5.91

     The following table summarizes information about stock options outstanding as of September 30, 1997 (in thousands, except per share prices):

                                         OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                              ------------------------------------------    -----------------------
                                        WEIGHTED-AVG.
          RANGE OF                        REMAINING       WEIGHTED-AVG.              WEIGHTED-AVG.
       EXERCISE PRICE         SHARES   CONTRACTUAL LIFE   EXERCISE PRICE    SHARES   EXERCISE PRICE
       --------------         ------   ----------------   --------------    ------   --------------
$12.00 to 18.63.............    392          6.9              $16.75         392         $16.75
 19.25 to 24.54.............    554          7.1               21.86         348          21.15
 36.38 to 47.13.............    345          9.1               44.18         244          47.13
                              -----                                          ---
                              1,291          7.6               26.28         984          25.85
                              =====                                          ===

     SFAS 123 encourages, but does not require companies to record compensation cost for employee stock-based compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes model or the binomial model. Because of the inexact and subjective nature of deriving stock option values using these methods, the Company has adopted the disclosure-only provisions of SFAS 123 and continues to account for stock-based compensation as it has in the past using the intrinsic value method prescribed in APB 25. Accordingly, no compensation expense has been recognized for the Company's employee stock option plans. Had compensation cost for the Company's employee stock option plans been determined based on the fair value at the grant date for awards issued in 1996 and 1997 consistent with the provisions of SFAS 123, the Company's net earnings and fully diluted earnings per share would have been reduced by $5.1 million or $.13 per share and $1.8 million or $.06 per share in 1997 and 1996, respectively. As this calculation does not consider the effect in 1997 and 1996 of awards issued prior to 1996, it may not be

                              BJ SERVICES COMPANY
representative of the effects on pro forma net income in future years. The pro forma fair value of options at the date of grant was estimated using the Black-Scholes model and the following assumptions.

                                                                1997      1996
                                                               ------    ------
Expected life (years).......................................      7.6       7.6
Interest rate...............................................      5.8%      5.8%
Volatility..................................................     37.4%     37.4%
Dividend yield..............................................        0         0
Weighted-average fair value at grant date...................   $24.55    $15.18

     Stock Purchase Plan: The Company's 1990 Employee Stock Purchase Plan (the "Purchase Plan") is a plan under which employee participants may purchase shares of the Common Stock at 85% of market value on the first or last business day of the twelve-month plan period beginning each October, whichever is lower. Such purchases are limited to 10% of the employee's regular pay. A maximum aggregate of 750,000 shares has been reserved under the Purchase Plan, 442,763 of which were available for future purchase at September 30, 1997. In October 1997, 93,110 shares were purchased at $30.81 per share and in October 1996, 78,503 shares were purchased at $21.46 per share. Had compensation cost for the Company's stock purchase plan been determined consistent with the provisions of SFAS 123, the Company's net earnings and fully diluted earnings per share would have been reduced by $ .6 million or $.02 per share and $.4 million or $.01 per share in 1997 and 1996, respectively. The pro forma value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions; no dividend yield; an expected life of 1 year; expected volatility of 37.4%; and a risk free interest rate of 5.8%. The weighted-average fair value of these purchase rights granted in 1997 and 1996 was $10.79 and $7.51, respectively.

     Pursuant to the terms of the 1990 Stock Incentive Plan, during 1993 through 1997 the Company also issued a total of 353,384 Performance Units ("Units") to officers of the Company. Each Unit represents the right to receive from the Company at the end of a stipulated period one unrestricted share of Common Stock, contingent upon achievement of certain financial performance goals over the stipulated period. Should the Company fail to achieve the specific financial goals as set by the Executive Compensation Committee of the Board of Directors, the Units are canceled and the related shares revert to the Company for reissuance under the plan. The aggregate fair market value of the underlying shares granted under this plan is considered unearned compensation at the time of grant and is adjusted annually based on the current market price for the Common Stock. Compensation expense is determined based on management's current estimate of the likelihood of meeting the specific financial goals and charged ratably over the stipulated period. In connection with the acquisition of Western, which triggered certain change of control provisions in the Company's 1990 Stock Incentive Plan, a total of 168,547 Units were converted into Common Stock and issued to officers, and 51,769 Units were canceled. The difference between the amount accrued as of the acquisition date and the value of the shares issued has been reflected as an unusual charge in the accompanying financial statements (see Note 4). As of September 30, 1997 there were 133,068 Units outstanding.

14. STOCKHOLDERS' EQUITY

     On July 1, 1996, the Company issued 9,775,000 shares of common stock through a public offering. The net proceeds of $323.1 million were used to repay indebtedness incurred to fund the Nowsco acquisition.

     Stockholder Rights Plan: The Company has a Stockholder Rights Plan (the "Rights Plan") designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. Under this plan, each outstanding share of the Common Stock includes one preferred share purchase right ("Right") which becomes exercisable under certain circumstances, including when beneficial ownership of the Common Stock by any person, or group, equals or exceeds 15% of the Company's outstanding Common Stock. Each Right entitles the registered

                              BJ SERVICES COMPANY
holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $150, subject to adjustment under certain circumstances. Upon the occurrence of certain events specified in the Rights Plan, each holder of a Right (other than an Acquiring Person) will have the right, upon exercise of such Right, to receive that number of shares of common stock of the Company (or the surviving corporation) that, at the time of such transaction, would have a market price of two times the purchase price of the Right. No shares of Series A Junior Participating Preferred Stock have been issued by the Company at September 30, 1997.

     Stock Purchase Warrants: In connection with the acquisition of Western (See
Note 3), the Company issued 4,800,037 stock purchase warrants ("Warrants"). The Warrants were issued on April 14, 1995 at an initial value of $5.00 per Warrant. Each Warrant represents the right to purchase one share of the Common Stock at an exercise price of $30, until the expiration date of April 13, 2000. As of September 30, 1997, 546 Warrants had been exercised.

     Stock Split: At September 30, 1997, there were 38,530,762 shares of Common Stock issued and outstanding. On December 11, 1997, the Company's Board of Directors approved a 2 for 1 stock split, effected in the form of a stock dividend, for holders of record on January 30, 1998. The stock split is subject to stockholder approval at the annual meeting of stockholders on January 22, 1998, of an amendment to the Company's charter increasing the number of authorized shares of Common Stock from 80 million to 160 million shares.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                       FISCAL
                                      FIRST       SECOND      THIRD       FOURTH        YEAR
                                     QUARTER     QUARTER     QUARTER     QUARTER       TOTAL
                                     --------    --------    --------    --------    ----------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Fiscal Year 1997:
Revenue...........................   $340,380    $343,698    $368,619    $413,876    $1,466,573
Gross profit(1)...................     63,668      63,967      77,736      94,812       300,183
Net income........................     19,974      20,197      28,111      39,624       107,906
Earnings per share:
  Primary.........................        .49         .50         .68         .94          2.62
  Fully diluted...................        .49         .49         .68         .94          2.56
Fiscal Year 1996:
Revenue...........................   $206,501    $200,794    $220,960    $337,006    $  965,261
Gross profit(1)...................     35,671      29,773      38,553      64,124       168,121
Net income........................      9,145       4,423       9,072(2)   17,846(3)     40,486
Earnings per share:
  Primary.........................        .32         .15         .31(2)      .45(3)       1.29
  Fully diluted...................        .32         .15         .31(2)      .45(3)       1.26

---------------

(1) Represents revenue less cost of sales and services and research and engineering expenses.

(2) Includes $3.5 million ($2.3 million after tax or $.08 per share) unusual charge resulting from the acquisition of Nowsco. See Note 4.

(3) Includes $3.9 million ($2.5 million after tax or $.06 per share) unusual charge resulting from the acquisition of Nowsco. See Note 4.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors of the Company is set forth in the section entitled "Election of Directors" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 22, 1998 which section is incorporated herein by reference. For information regarding executive officers of the Company, see page 9 hereof. Information concerning compliance with Section 16(a) of the Exchange Act is set forth in the section entitled "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 22, 1998, which section is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information for this item is set forth in the sections entitled "Executive Compensation" and "Severance Agreements" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 22, 1998, which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information for this item is set forth in the sections entitled "Voting Securities" and "Election of Directors" in the Proxy Statement of the company for the Annual Meeting of Stockholders to be held January 22, 1998, which sections are incorporated herein by reference.

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

                                                              PAGE IN THIS
                                                               FORM 10-K
                                                              ------------
Report of Independent Auditors..............................       19
Consolidated Statement of Operations for the years ended
  September 30, 1995, 1996 and 1997.........................       20
Consolidated Statement of Financial Position as of September
  30, 1996 and 1997.........................................       21
Consolidated Statement of Stockholders' Equity for the years
  ended September 30, 1995, 1996 and 1997...................       22
Consolidated Statement of Cash Flows for the years ended
  September 30, 1995, 1996 and 1997.........................       23
Notes to Consolidated Financial Statements..................       24

     (2) Financial Statement Schedules:

SCHEDULE                                                                  PAGE
 NUMBER                      DESCRIPTION OF SCHEDULE                     NUMBER
--------                     -----------------------                     ------
 II        -- Valuation and Qualifying Accounts........................    46

        All other financial statement schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported is included in the consolidated financial statements and notes thereto.

(b) The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1997.

     (3) Exhibits:

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
            2.1          -- Agreement and Plan of Merger dated as of November 17,
                            1994 ("Merger Agreement"), among BJ Services Company,
                            WCNA Acquisition Corp. and The Western Company of North
                            America (filed as Exhibit 2.1 to the Company's Annual
                            Report on Form 10-K for the year ended September 30,
                            1995, and incorporated herein by reference).
            2.2          -- First Amendment to Agreement and Plan of Merger dated
                            March 7, 1995, among BJ Services Company, WCNA
                            Acquisition Corp. and The Western Company of North
                            America (filed as Exhibit 2.2 to the Company's Annual
                            Report on Form 10-K for the year ended September 30,
                            1995, and incorporated herein by reference).
            3.1          -- Certificate of Incorporation, as amended (filed as
                            Exhibit 3.1 to the Company's Annual Report on Form 10-K
                            for the year ended September 30, 1995, and incorporated
                            herein by reference).
            3.2          -- Certificate of Designation of Series A Junior
                            Participating Preferred Stock, as amended (filed as
                            Exhibit 3.2 to the Company's Annual Report on Form 10-K
                            for the year ended September 30, 1996, and incorporated
                            herein by reference).
            3.3          -- Bylaws of the Company, as amended (filed as Exhibit 3.1 to the Company's Form 8-K dated October 21, 1996, and
                            incorporated herein by reference).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
            4.1          -- Specimen form of certificate for the Common Stock (filed as Exhibit 4.1 to the Company's Registration Statement on
                            Form S-1 (Reg. No. 33-35187) and incorporated herein by
                            reference).
            4.2          -- Amended and Restated Rights Agreement dated as of
                            September 26, 1996, between the Company and First Chicago
                            Trust Company of New York, as Rights Agent (filed as
                            Exhibit 4.1 to the Company's Form 8-K dated October 21,
                            1996 and incorporated herein by reference).
           *4.3          -- First Amendment to Amended and Restated Rights Agreement
                            and Appointment of Rights Agent, dated as of March 31,
                            1997, among the Company, First Chicago Trust Company of
                            New York and The Bank of New York.
            4.4          -- Warrant Agreement with respect to the Company's warrants to purchase common stock (filed as Exhibit 4.6 to the
                            Company's Annual Report on Form 10-K for the year ended
                            September 30, 1995, and incorporated herein by
                            reference).
           *4.5          -- First Amendment to Warrant Agreement and Appointment of
                            Warrant Agent, dated as of March 31, 1997, among the
                            Company, First Chicago Trust Company of New York, and The
                            Bank of New York.
           10.1          -- Relationship Agreement dated as of July 20, 1990, between the Company and Baker Hughes Incorporated (filed as
                            Exhibit 10.1 to the Company's Registration Statement on
                            Form S-1 (Reg. No. 33-35187) and incorporated herein by
                            reference).
           10.2          -- Tax Allocation Agreement dated as of July 20, 1990,
                            between the Company and Baker Hughes Incorporated
                            (included as Exhibit A to Exhibit 10.1) (filed as Exhibit
                            10.2 to the Company's Registration Statement on Form S-1
                            (Reg. No. 33-35187) and incorporated herein by
                            reference).
           10.3          -- 1990 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.1 to the Company's Registration Statement
                            on Form S-8 (Reg. No. 33-62098) and incorporated herein
                            by reference.
           10.4          -- Amendment effective December 12, 1996, to 1990 Stock
                            Incentive Plan, as amended and restated (filed as Exhibit
                            10.4 to the Company's Annual Report on Form 10-K for the
                            year ended September 30, 1996, and incorporated herein by
                            reference).
           10.5          -- 1990 Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Reg.
                            No. 33-35187) and incorporated herein by reference).
           10.6          -- Amendment effective December 12, 1996, to 1990 Employee
                            Stock Purchase Plan (filed as Exhibit 10.6 to the
                            Company's Annual Report on Form 10-K for the year ended
                            September 30, 1996, and incorporated herein by
                            reference).
           10.7          -- BJ Services Company 1995 Incentive Plan (filed as Exhibit
                            4.5 to the Company's Registration Statement on Form S-8
                            (Reg. No. 33-58637) and incorporated herein by
                            reference).
           10.8          -- Amendments effective January 25, 1996, and December 12,
                            1996, to BJ Services Company 1995 Incentive Plan (filed
                            as Exhibit 10.9 to the Company's Annual Report on Form
                            10-K for the year ended September 30, 1996, and
                            incorporated herein by reference).
           10.9          -- Form of Severance Agreement between BJ Services Company and certain executive officers (filed as Exhibit 10.6 to
                            the Company's Annual Report on Form 10-K for the year
                            ended September 30, 1993, and incorporated herein by
                            reference).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
           10.10         -- Credit Agreement dated as of August 7, 1996, among the
                            Company, BJ Services Company, U.S.A., BJ Service
                            International, Inc., BJ Services Company Middle East,
                            Nowsco Well Service, Ltd., and Bank of America National
                            Trust and Saving Association and Bank of America Canada,
                            as agents, and the other financial institutions parties
                            thereto (the "Credit Agreement") (filed as Exhibit 10.1
                            to the Company's Form 10-Q for the quarter ended June 30,
                            1996, and incorporated herein by reference).
           10.11         -- Form of Revolving Note, U.S. Term Note, Prime Rate Note
                            and Swing Loan Note pursuant to the Credit Agreement
                            (filed as Exhibit 10.15 to the Company's Annual Report on
                            Form 10-K for the year ended September 30, 1996, and
                            incorporated herein by reference).
           10.12         -- Parent Guaranty Agreement dated as of August 7, 1996, by the Company under the Credit Agreement (filed as Exhibit
                            10.16 to the Company's Annual Report on Form 10-K for the
                            year ended September 30, 1996, and incorporated herein by
                            reference).
           10.13         -- Form of Amendment to Executive Severance Agreement
                            between BJ Services Company and certain executive
                            officers (filed as Exhibit 10.18 to the Company's Annual
                            Report on Form 10-K for the year ended September 30,
                            1995, and incorporated herein by reference).
          *10.14         -- Key Employee Security Option Plan.
          *10.15         -- Trust Indenture and Security Agreement dated as of August
                            7, 1997 among First Security Bank, National Association,
                            BJ Services Equipment, L.P. and State Street Bank and
                            Trust Company, as Indenture Trustee.
          *10.16         -- Amended and Restated Agreement of Limited Partnership
                            dated as of August 7, 1997 of BJ Services Equipment, L.P.
          *10.17         -- Indenture Supplement No. 1 dated as of August 8, 1997
                            between First Security Bank, as Nonaffiliated Partner
                            Trustee, and BJ Services Equipment, L.P., and State
                            Street Bank and Trust Company, as Indenture Trustee.
          *10.18         -- First Amendment to Amended and Restated Credit Agreement
                            dated as of November 14, 1997 among the Company, BJ
                            Services Company, U.S.A., BJ Service International, Inc.,
                            BJ Services Company Middle East, Nowsco Well Service
                            Ltd., Bank of America National Trust and Savings
                            Association, Bank of America Canada, The Chase Manhattan
                            Bank, Bank of Montreal, Royal Bank of Canada, Toronto
                            Dominion (Texas), Inc., Credit Lyonnais New York Branch,
                            and Wells Fargo Bank (Texas), National Association.
          *21.1          -- Subsidiaries of the Company.
          *23.1          -- Consent of Deloitte & Touche LLP
          *27.1          -- Financial data schedule.

---------------

* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BJ SERVICES COMPANY

                                            By       /s/ J.W. STEWART
                                             -----------------------------------
                                                        J.W. Stewart
                                                President and Chief Executive
                                                            Officer

Date: December 19, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----

                  /s/ J.W. STEWART                     Chairman of the Board,        December 19, 1997
-----------------------------------------------------  President, and Chief
                    J.W. Stewart                       Executive Officer
                                                       (Principal Executive
                                                       Officer)

                 /s/ MICHAEL MCSHANE                   Vice President -- Finance,    December 19, 1997
-----------------------------------------------------  Chief Financial Officer and
                   Michael McShane                     Director (Principal
                                                       Financial Officer)

              /s/ MATTHEW D. FITZGERALD                Controller (Principal         December 19, 1997
-----------------------------------------------------  Accounting Officer)
                Matthew D. Fitzgerald

             /s/ L. WILLIAM HEILIGBRODT                Director                      December 19, 1997
-----------------------------------------------------
               L. William Heiligbrodt

                  /s/ JOHN R. HUFF                     Director                      December 19, 1997
-----------------------------------------------------
                    John R. Huff

                  /s/ DON D. JORDAN                    Director                      December 19, 1997
-----------------------------------------------------
                    Don D. Jordan

                  /s/ R.A. LEBLANC                     Director                      December 19, 1997
-----------------------------------------------------
                    R. A. LeBlanc

               /s/ JAMES E. MCCORMICK                  Director                      December 19, 1997
-----------------------------------------------------
                 James E. McCormick

                                                       Director
-----------------------------------------------------
                 Michael E. Patrick

                              BJ SERVICES COMPANY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                                           ADDITIONS
                                                    -----------------------
                                       BALANCE AT                CHARGED TO
                                       BEGINNING     CHARGED       OTHER                    BALANCE AT
                                       OF PERIOD    TO EXPENSE    ACCOUNTS    DEDUCTIONS   END OF PERIOD
                                       ----------   ----------   ----------   ----------   -------------
YEAR ENDED SEPTEMBER 30, 1995
Allowance for doubtful accounts
  receivable.........................   $ 2,184       $1,399      $4,105(3)    $  205(1)      $ 7,483
Reserve for inventory obsolescence
  and adjustment.....................     8,146          115       2,061(3)       777(2)        9,545
YEAR ENDED SEPTEMBER 30, 1996
Allowance for doubtful accounts
  receivable.........................   $ 7,483       $  357      $1,302(3)    $2,919(1)      $ 6,223
Reserve for inventory obsolescence
  and adjustment.....................     9,545          100       2,481(3)     1,116(2)       11,010
YEAR ENDED SEPTEMBER 30, 1997
Allowance for doubtful accounts
  receivable.........................   $ 6,223       $2,098      $  337(4)    $2,464(1)      $ 6,194
Reserve for inventory obsolescence
  and adjustment.....................    11,010        1,056         521(3)     3,050(2)        9,537

---------------

(1) Deductions in the allowance for doubtful accounts principally reflect the write-off of previously reserved accounts.

(2) Deductions in the reserve for inventory obsolescence and adjustment principally reflect the sale or disposal of related inventory.

(3) Additions to the reserve resulting from acquisitions of businesses.

(4) Additions to the reserve resulting from recoveries of accounts previously written-off.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
           2.1           -- Agreement and Plan of Merger dated as of November 17,
                            1994 ("Merger Agreement"), among BJ Services Company,
                            WCNA Acquisition Corp. and The Western Company of North
                            America (filed as Exhibit 2.1 to the Company's Annual
                            Report on Form 10-K for the year ended September 30,
                            1995, and incorporated herein by reference).
           2.2           -- First Amendment to Agreement and Plan of Merger dated
                            March 7, 1995, among BJ Services Company, WCNA
                            Acquisition Corp. and The Western Company of North
                            America (filed as Exhibit 2.2 to the Company's Annual
                            Report on Form 10-K for the year ended September 30,
                            1995, and incorporated herein by reference).
           3.1           -- Certificate of Incorporation, as amended (filed as
                            Exhibit 3.1 to the Company's Annual Report on Form 10-K
                            for the year ended September 30, 1995, and incorporated
                            herein by reference).
           3.2           -- Certificate of Designation of Series A Junior
                            Participating Preferred Stock, as amended (filed as
                            Exhibit 3.2 to the Company's Annual Report on Form 10-K
                            for the year ended September 30, 1996, and incorporated
                            herein by reference).
           3.3           -- Bylaws of the Company, as amended (filed as Exhibit 3.1 to the Company's Form 8-K dated October 21, 1996, and
                            incorporated herein by reference).
           4.1           -- Specimen form of certificate for the Common Stock (filed as Exhibit 4.1 to the Company's Registration Statement on
                            Form S-1 (Reg. No. 33-35187) and incorporated herein by
                            reference).
           4.2           -- Amended and Restated Rights Agreement dated as of
                            September 26, 1996, between the Company and First Chicago
                            Trust Company of New York, as Rights Agent (filed as
                            Exhibit 4.1 to the Company's Form 8-K dated October 21,
                            1996 and incorporated herein by reference).
          *4.3           -- First Amendment to Amended and Restated Rights Agreement
                            and Appointment of Rights Agent, dated as of March 31,
                            1997, among the Company, First Chicago Trust Company of
                            New York and The Bank of New York.
           4.4           -- Warrant Agreement with respect to the Company's warrants to purchase common stock (filed as Exhibit 4.6 to the
                            Company's Annual Report on Form 10-K for the year ended
                            September 30, 1995, and incorporated herein by
                            reference).
          *4.5           -- First Amendment to Warrant Agreement and Appointment of
                            Warrant Agent, dated as of March 31, 1997, among the
                            Company, First Chicago Trust Company of New York, and The
                            Bank of New York.
          10.1           -- Relationship Agreement dated as of July 20, 1990, between the Company and Baker Hughes Incorporated (filed as
                            Exhibit 10.1 to the Company's Registration Statement on
                            Form S-1 (Reg. No. 33-35187) and incorporated herein by
                            reference).
          10.2           -- Tax Allocation Agreement dated as of July 20, 1990,
                            between the Company and Baker Hughes Incorporated
                            (included as Exhibit A to Exhibit 10.1) (filed as Exhibit
                            10.2 to the Company's Registration Statement on Form S-1
                            (Reg. No. 33-35187) and incorporated herein by
                            reference).
          10.3           -- 1990 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.1 to the Company's Registration Statement
                            on Form S-8 (Reg. No. 33-62098) and incorporated herein
                            by reference.

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          10.4           -- Amendment effective December 12, 1996, to 1990 Stock
                            Incentive Plan, as amended and restated (filed as Exhibit
                            10.4 to the Company's Annual Report on Form 10-K for the
                            year ended September 30, 1996, and incorporated herein by
                            reference).
          10.5           -- 1990 Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Reg.
                            No. 33-35187) and incorporated herein by reference).
          10.6           -- Amendment effective December 12, 1996, to 1990 Employee
                            Stock Purchase Plan (filed as Exhibit 10.6 to the
                            Company's Annual Report on Form 10-K for the year ended
                            September 30, 1996, and incorporated herein by
                            reference).
          10.7           -- BJ Services Company 1995 Incentive Plan (filed as Exhibit
                            4.5 to the Company's Registration Statement on Form S-8
                            (Reg. No. 33-58637) and incorporated herein by
                            reference).
          10.8           -- Amendments effective January 25, 1996, and December 12,
                            1996, to BJ Services Company 1995 Incentive Plan (filed
                            as Exhibit 10.9 to the Company's Annual Report on Form
                            10-K for the year ended September 30, 1996, and
                            incorporated herein by reference).
          10.9           -- Form of Severance Agreement between BJ Services Company and certain executive officers (filed as Exhibit 10.6 to
                            the Company's Annual Report on Form 10-K for the year
                            ended September 30, 1993, and incorporated herein by
                            reference).
          10.10          -- Credit Agreement dated as of August 7, 1996, among the
                            Company, BJ Services Company, U.S.A., BJ Service
                            International, Inc., BJ Services Company Middle East,
                            Nowsco Well Service, Ltd., and Bank of America National
                            Trust and Saving Association and Bank of America Canada,
                            as agents, and the other financial institutions parties
                            thereto (the "Credit Agreement") (filed as Exhibit 10.1
                            to the Company's Form 10-Q for the quarter ended June 30,
                            1996, and incorporated herein by reference).
          10.11          -- Form of Revolving Note, U.S. Term Note, Prime Rate Note
                            and Swing Loan Note pursuant to the Credit Agreement
                            (filed as Exhibit 10.15 to the Company's Annual Report on
                            Form 10-K for the year ended September 30, 1996, and
                            incorporated herein by reference).
          10.12          -- Parent Guaranty Agreement dated as of August 7, 1996, by the Company under the Credit Agreement (filed as Exhibit
                            10.16 to the Company's Annual Report on Form 10-K for the
                            year ended September 30, 1996, and incorporated herein by
                            reference).
          10.13          -- Form of Amendment to Executive Severance Agreement
                            between BJ Services Company and certain executive
                            officers (filed as Exhibit 10.18 to the Company's Annual
                            Report on Form 10-K for the year ended September 30,
                            1995, and incorporated herein by reference).
         *10.14          -- Key Employee Security Option Plan.
         *10.15          -- Trust Indenture and Security Agreement dated as of August
                            7, 1997 among First Security Bank, National Association,
                            BJ Services Equipment, L.P. and State Street Bank and
                            Trust Company, as Indenture Trustee.
         *10.16          -- Amended and Restated Agreement of Limited Partnership
                            dated as of August 7, 1997 of BJ Services Equipment, L.P.

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         *10.17          -- Indenture Supplement No. 1 dated as of August 8, 1997
                            between First Security Bank, as Nonaffiliated Partner
                            Trustee, and BJ Services Equipment, L.P., and State
                            Street Bank and Trust Company, as Indenture Trustee.
         *10.18          -- First Amendment to Amended and Restated Credit Agreement
                            dated as of November 14, 1997 among the Company, BJ
                            Services Company, U.S.A., BJ Service International, Inc.,
                            BJ Services Company Middle East, Nowsco Well Service
                            Ltd., Bank of America National Trust and Savings
                            Association, Bank of America Canada, The Chase Manhattan
                            Bank, Bank of Montreal, Royal Bank of Canada, Toronto
                            Dominion (Texas), Inc., Credit Lyonnais New York Branch,
                            and Wells Fargo Bank (Texas), National Association.
         *21.1           -- Subsidiaries of the Company.
         *23.1           -- Consent of Deloitte & Touche LLP
         *27.1           -- Financial data schedule.

---------------

* Filed herewith.