Form 10-Q
period 1997-12-31
BJ SERVICES CO
filed 1998-02-12
CIK 864328

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period From ____ to ____.


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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 462-4239


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---     ---

There were 38,672,357 shares of the registrant's common stock, $.10 par value, outstanding as of February 10, 1998.

--------------------------------------------------------------------------------
================================================================================

                              BJ SERVICES COMPANY




                                     INDEX


PART I - FINANCIAL INFORMATION:

     Item 1. Financial Statements

         Consolidated Condensed Statement of Operations (Unaudited) - Three
                  months ended December 31, 1997 and 1996                                                      3

         Consolidated Condensed Statement of Financial Position -
                  December 31, 1997 (Unaudited) and September 30, 1997                                         4

         Consolidated Condensed Statement of Cash Flows (Unaudited) -
                  Three months ended December 31, 1997 and 1996                                                5

         Notes to Unaudited Consolidated Condensed Financial Statements                                        6

     Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                    8


PART II - OTHER INFORMATION                                                                                   13

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                     1997              1996
                                                 ------------      ------------
Revenue                                          $    415,360      $    340,380
Operating expenses:
     Cost of sales and services                       304,884           272,208
     Research and engineering                           7,539             5,912
     Marketing                                         14,572            11,631
     General and administrative                        12,937            10,717
     Goodwill amortization                              3,527             3,784
                                                 ------------      ------------
        Total operating expenses                      343,459           304,252
                                                 ------------      ------------
Operating income                                       71,901            36,128
Interest expense                                       (6,006)           (8,320)
Interest income                                           380                41
Other income (expense) - net                             (489)              143
                                                 ------------      ------------
Income before income taxes                             65,786            27,992
Income taxes                                           21,709             8,018
                                                 ------------      ------------

Net income                                       $     44,077      $     19,974
                                                 ============      ============

Earnings per share:
     Basic                                       $        .57      $        .26
     Diluted                                     $        .52      $        .25

Weighted average shares outstanding:
     Basic                                             77,198            76,418
     Diluted                                           85,036            81,252






       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
                                 (IN THOUSANDS)


                                                  DECEMBER 31,     SEPTEMBER 30,
                                                      1997              1997
                                                  ------------      ------------
                                                  (UNAUDITED)
ASSETS

Current assets:
     Cash and cash equivalents                    $      8,157      $      3,900
     Receivables - net                                 343,117           332,851
     Inventories:
         Finished goods                                 73,268            73,343
         Work in process                                 4,951             6,969
         Raw materials                                  25,649            23,922
                                                  ------------      ------------
              Total inventories                        103,868           104,234
     Deferred income taxes                              11,521            12,986
     Other current assets                               22,556            20,773
                                                  ------------      ------------
              Total current assets                     489,219           474,744
Property - net                                         546,969           540,356
Deferred income taxes                                  175,219           183,076
Goodwill  - net                                        509,830           513,388
Other assets                                            15,346            15,204
                                                  ------------      ------------
                                                  $  1,736,583      $  1,726,768
                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                             $    153,811      $    162,467
     Short-term borrowings and current
         portion of long-term debt                     114,213           102,698
     Accrued employee compensation and benefits         32,552            38,807
     Income and other taxes                             23,987            21,126
     Accrued insurance                                  15,849            15,486
     Other accrued liabilities                          55,024            44,760
                                                  ------------      ------------
         Total current liabilities                     395,436           385,344
Long-term debt                                         282,970           298,634
Deferred income taxes                                    9,270             7,598
Accrued postretirement benefits and other               74,467            74,965
Stockholders' equity                                   974,440           960,227
                                                  ------------      ------------
                                                  $  1,736,583      $  1,726,768
                                                  ============      ============

       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                          THREE MONTHS ENDED
                                                                             DECEMBER 31,
                                                                         1997            1996
                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $     44,077    $     19,974
Adjustments to reconcile net income to cash
     provided by operating activities:
     Amortization of unearned compensation                                  3,600             375
     Depreciation and amortization                                         21,517          22,799
     Deferred income taxes                                                 13,504           4,455
Changes in:
         Receivables                                                      (10,266)        (10,337)
         Inventories                                                          366           5,521
         Accounts payable                                                  (8,656)         (3,596)
         Other current assets and liabilities                               4,405          (2,011)
         Other - net                                                        4,647         (10,052)
                                                                     ------------    ------------
              Net cash provided by operating activities                    73,194          27,128

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                        (28,148)        (14,538)
Proceeds from disposal of assets                                            1,641           1,599
Acquisition of business, net of cash acquired                                             (13,464)
                                                                     ------------    ------------
              Net cash used for investing activities                      (26,507)        (26,403)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of borrowings - net                                              (4,149)         (2,838)
Purchase of treasury stock                                                (42,632)
Proceeds from issuance of stock                                             4,351           4,431
                                                                     ------------    ------------
              Net cash provided by (used for) financing activities        (42,430)          1,593

Increase in cash and cash equivalents                                       4,257           2,318
Cash and cash equivalents at beginning of period                            3,900           2,897
                                                                     ------------    ------------
Cash and cash equivalents at end of period                           $      8,157    $      5,215
                                                                     ============    ============




       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 GENERAL

In the opinion of management, the unaudited consolidated condensed financial statements for BJ Services Company (the "Company") include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position as of December 31, 1997, and the results of operations and cash flows for each of the three month periods ended December 31, 1997 and 1996. The consolidated condensed statement of financial position at September 30, 1997 is derived from the September 30, 1997 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the three-month period ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Certain amounts for fiscal 1997 have been reclassified to conform to the current year presentation.

NOTE 2 EARNINGS PER SHARE

In October 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share ("EPS")". In accordance with this standard, the Company has replaced the presentation of primary EPS and fully diluted EPS with the presentation of basic EPS and diluted EPS for all periods presented. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive stock options and warrants less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock for each of the periods presented.

At the annual meeting of stockholders on January 22, 1998, the Company's stockholders approved an amendment to the Company's charter increasing the number of authorized shares of common stock from 80 million to 160 million shares. As a result, a 2 for 1 stock split approved by the Board of Directors on December 11, 1997 (to be effected in the form of a stock dividend) was approved by the stockholders to be distributed on or about February 20, 1998 to stockholders of record as of January 30, 1998. Accordingly, all references in the financial statements to number of shares outstanding and earnings per share amounts have been retroactively restated for all periods presented to reflect the increased number of common shares outstanding resulting from the stock split.

The following table presents information necessary to calculate earnings per share for the periods presented (in thousands except earnings per share):

                                                                     THREE MONTHS ENDED
                                                                        DECEMBER 31,
                                                                      1997         1996
                                                                   ----------   ----------
Net income                                                         $   44,077   $   19,974

Average common shares outstanding:                                     77,198       76,418
                                                                   ----------   ----------

Basic earnings per share                                           $      .57   $      .26
                                                                   ==========   ==========

Average common and dilutive potential common shares outstanding:
Average common shares outstanding                                      77,198       76,418
Assumed exercise of stock options                                       1,950        1,628
Assumed exercise of warrants                                            5,888        3,206
                                                                   ----------   ----------
                                                                       85,036       81,252

Diluted earnings per share                                         $      .52   $      .25
                                                                   ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company's operations are primarily driven by the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity worldwide. Drilling activity, in turn, is largely dependent on the price of oil and natural gas. This is especially true in the United States and Canada, where the Company expects to generate over 60% of its revenues during fiscal 1998. Published industry surveys have estimated 1998 spending will exceed 1997 levels by 10 to 12%. Such estimates, however, were predicated on oil prices which exceed current levels. If oil prices remain at current levels for a prolonged period, such budgets are likely to be reduced.

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

      Relatively stronger oil and gas prices and improved oilfield technology and equipment have recently led to more favorable drilling conditions in the United States. As a result, during August 1997 the U.S. active rig count exceeded 1,000 rigs for the first time since 1991. The U.S. active rig count averaged 997 rigs during the quarter ended December 31, 1997, an 18% increase over the prior year's first fiscal quarter. The increase in activity occurred primarily in drilling for natural gas which was up 27% compared with the prior year. While U.S. drilling activity is expected to continue to be relatively strong during fiscal 1998, the rate of increase is expected to decline in the second half of the fiscal year.

      With the exception of Canada, international drilling activity has historically been less volatile than domestic drilling activity. Active international drilling rigs averaged 1,260 during the first fiscal quarter, an increase of 13% over the first quarter of 1997, primarily on the strength of development work in Canada. Calendar 1997 was a record year in terms of the number of wells drilled in Canada. Canadian drilling activity is expected to remain strong during the next several years due to the completion of additional pipeline capacity.

      In both the United States and internationally, there has been a continuing trend by oil and gas companies toward "alliances" with the service companies. These alliances take various forms including packaged or integrated services, single source suppliers and turnkey agreements. More than 20% of the Company's revenues are generated under such alliances. While the Company's service line offerings are not as comprehensive as some of its major competitors, management believes the trend towards alliances has not had a material adverse impact on the Company's operating results to date.

RESULTS OF OPERATIONS

      The following table sets forth selected key operating statistics reflecting industry rig count and the Company's financial results:

                                                               QUARTER ENDED
                                                                DECEMBER 31
                                                               1998      1997
                                                              ------    ------
Rig Count: (1)
   U.S                                                           997       845
   International                                               1,260     1,115
Revenue per rig (in thousands)                                $184.0    $173.7
Revenue per employee (in thousands)                           $ 47.9    $ 45.4
Percentage of gross profit to revenue (2)                       26.6%     20.0%
Percentage of research and engineering expense to revenue        1.8%      1.7%
Percentage of marketing expense to revenue                       3.5%      3.4%
Percentage of general and administrative expense to revenue      3.1%      3.1%

--------

(1) Industry estimate of average active rigs.
(2) Gross profit represents revenue less cost of sales and services.

      Revenue: The Company's revenue increased by 22% compared with the first quarter of the previous year due primarily to strong worldwide drilling activity and to improved pricing. While the relatively stronger drilling activity is expected to continue into at least the Company's second and third fiscal quarters, recent weakness in oil prices could impact comparisons as early as the latter half of calendar 1998. As yet, however, the Company has not experienced any significant reduction in business as a result of the lower oil prices.

United States

      The Company's U.S. revenues increased by 27% during the quarter due primarily to strong pressure pumping activity across all regions and from a large gel pigging job by its pipeline inspection business. The Company's U.S. pressure pumping revenues were up 26%, exceeding the 18% increase in the active rig count due to better pricing for its services. With the U.S. rig count averaging 997 active rigs during the quarter, the Company was operating at near full capacity in most of its regions. The Company's U.S. coiled tubing, acidizing and downhole tool revenues were especially strong; however, fracturing revenue increased only 14% due to relatively flat workover activity. Activity in the Gulf of Mexico was also strong, with the Company operating a record number of offshore cementing skid units and experiencing increased revenue from its offshore stimulation vessels.

International

      The Company's international revenues increased by 16% over prior year's first fiscal quarter. Led by a strong increase in stimulation activity, the Company's international operations generated their twentieth consecutive quarter of year over year revenue improvement. Stimulation activity was particularly strong in the North Sea, Canada, Indonesia and Latin America. Revenues generated from the Company's well kill operations in Bangladesh also contributed to the revenue improvement.

      Operating Income: Operating income almost doubled from the prior year's first fiscal quarter, with operating income margins exclusive of goodwill amortization increasing to 18.2% of revenues from 11.7%. The gross margin improvement was due to the Company's North American pumping operations running at high utilization levels, along with continued strength in international markets. Although increasing on an absolute basis, each of the other cash operating expenses (research and engineering, marketing, and general and administrative) were relatively constant as a percentage of revenue. The increases are reflective of increased support costs from the higher activity levels, as well as increased spending on coiled tubing research, international commissions, information systems and incentives.

      Other: Interest expense decreased by $2.3 million from the prior year's first quarter due to a reduction in borrowing from strong operating cash flows, and a financing transaction in the fourth quarter of the prior fiscal year. Other expense increased to $.5 million primarily as a result of minority interest in higher profitability from the Company's international joint ventures. The Company's effective tax rate increased to 33% from 29% in prior year's first quarter as a result of the higher U.S. profitability.

CAPITAL RESOURCES AND LIQUIDITY

      Net cash provided from operating activities for the three months ended December 31, 1997 increased by $46.1 million from the prior year's figure due primarily to higher profitability, deferred income taxes and changes in other net. Net cash used for investing activities for the three-month period was $26.5 million, relatively flat with the prior year. Capital spending, which increased by $13.6 million, or 94% this quarter compared to the same quarter of the previous year, was offset by the acquisition in fiscal 1997 of the remaining 51% ownership of the Company's previously unconsolidated joint venture in Argentina. The current quarter's spending relates primarily to additional fracturing capacity for Canada and Latin America and upgrades to the Company's information systems. The Company utilized net cash flows from operating activities to repurchase $42.6 million of its common stock and reduced outstanding borrowings by $4.1 million during the quarter ended December 31, 1997. The common stock was purchased under a stock repurchase program approved by the Company's Board of Directors in December 1997 authorizing purchases up to $150 million at the discretion of the Company's management.

      Management strives to maintain low cash balances while utilizing available credit facilities to meet the Company's capital needs. Any excess cash generated is used to pay down outstanding borrowings. The Company has a committed, unsecured bank credit facility (the "Bank Credit Facility") which consists of a Canadian $320 million (approximately U.S. $232 million) six-year term loan, that is repayable in 22 quarterly installments which began in March 1997, and a five year U.S. $225 million revolving credit facility. At December 31, 1997, borrowings outstanding under the Bank Credit Facility totaled $190.5 million, consisting wholly of borrowings under the term loan. Principal reductions of term loans under the Bank Credit Facility are due in aggregate annual installments of $24.6 million; $42.0 million; $45.1 million; $45.1 million; and $33.7 million in the years ending September 30, 1998, 1999, 2000, 2001 and 2002, respectively.

      In addition to the Bank Credit Facility, the Company had $97.9 million in various unsecured, discretionary lines of credit at December 31, 1997 which expire at various dates in 1998. There are no requirements for commitment fees or compensating balances in connection with these lines of credit. Interest on borrowings is based on prevailing market rates. At December 31, 1997, there were $82.3 million in outstanding borrowings under these lines of credit.

      The Company has issued and outstanding $125.0 million principal amount of unsecured 7% Notes due 2006 (the "7% Notes"). The net proceeds from the issuance of the 7% Notes ($123.3 million) were used by the Company to repay indebtedness outstanding under the term loan portion of the Company's then existing bank credit facility. The guarantees of the 7% Notes by certain subsidiaries of the Company were released in accordance with their terms in December 1997.

      The $6.0 million outstanding balance of the Company's 9.2% Notes and the $2.2 million outstanding balance of the Company's 12 7/8% Notes were repaid in December 1997.

      The Company's interest-bearing debt represented 29.0% of its total capitalization at December 31, 1997, compared to 29.5% at September 30, 1997. The Bank Credit Facility includes various customary covenants and other provisions including the maintenance of certain profitability and solvency ratios and restrictions on dividend payments. Management believes that the Bank Credit Facility, combined with other discretionary credit facilities and cash flow from operations, provides the Company with sufficient capital resources and liquidity to manage its routine operations and fund projected capital expenditures.

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

                                    PART II
                               OTHER INFORMATION

Item 1.    Legal Proceedings

                  None

Item 2.    Changes in Securities

                  The Company has issued and outstanding, $125.0 million of unsecured 7% Notes due 2006. The guarantees of the 7% Notes by three of the Company's subsidiaries, BJ Services Company, U.S.A., BJ Service International, Inc. and BJ Services Company Middle East, were released in accordance with their terms in December 1997.

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


                                       BJ Services Company
                                       (Registrant)



Date: February 12, 1998                BY /s/ Michael McShane
                                          ------------------------------------
                                          Michael McShane
                                          Senior Vice President, Finance
                                          and Chief Financial Officer





Date: February 12, 1998                BY /s/ Matthew D. Fitzgerald
                                          ------------------------------------
                                          Matthew D. Fitzgerald
                                          Vice President and Controller
                                          and Chief Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
27.1           FINANCIAL DATA SCHEDULE