Form 10-Q
period 1998-03-31
BJ SERVICES CO
filed 1998-05-14
CIK 864328

================================================================================

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Transition Period From to .


                         Commission file number 1-10570


                               BJ SERVICES COMPANY
             (Exact name of registrant as specified in its charter)


               Delaware                              63-0084140
     (State or other jurisdiction        (I.R.S. Employer Identification No.)
   of incorporation or organization)

 5500 Northwest Central Drive, Houston, Texas          77092
   (Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code: (713) 462-4239


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

There were 76,375,350 shares of the registrant's common stock, $.10 par value, outstanding as of May 11, 1998.

--------------------------------------------------------------------------------

================================================================================

                               BJ SERVICES COMPANY




                                      INDEX


PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated Condensed Statement of Operations (Unaudited) - Three
                  and six months ended March 31, 1998 and 1997                               3

         Consolidated Condensed Statement of Financial Position -
                  March 31, 1998 (Unaudited) and September 30, 1997                          4

         Consolidated Condensed Statement of Cash Flows (Unaudited) -
                  Six months ended March 31, 1998 and 1997                                   5

         Notes to Unaudited Consolidated Condensed Financial Statements                      6

     Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                  8


PART II - OTHER INFORMATION                                                                  13

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                               BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)

                                                            Three Months Ended             Six Months Ended
                                                                  March 31,                     March 31,
                                                            1998            1997           1998           1997
                                                            ----            ----           ----           ----
Revenue                                                $   395,602    $    343,698    $   810,962    $   684,078
Operating expenses:
     Cost of sales and services                            291,983         274,710        596,867        546,918
     Research and engineering                                8,044           6,080         15,583         11,992
     Marketing                                              14,633          12,263         29,205         23,894
     General and administrative                             13,140          11,489         26,077         22,206
     Goodwill amortization                                   3,513           3,601          7,040          7,385
                                                       -----------    ------------    -----------    -----------

        Total operating expenses                           331,313         308,143        674,772        612,395
                                                       -----------    ------------    -----------    -----------
Operating income                                            64,289          35,555        136,190         71,683
Interest expense                                            (6,733)         (7,978)       (12,739)       (16,298)
Interest income                                                343             262            723            303
Other income (expense) - net                                  (277)            802           (766)           945
                                                       -----------    ------------    -----------    -----------
Income before income taxes                                  57,622          28,641        123,408         56,633
Income taxes                                                19,016           8,444         40,725         16,462
                                                       -----------    ------------    -----------    -----------
Net income                                             $    38,606     $    20,197    $    82,683    $    40,171
                                                       ===========     ===========    ===========    ===========

Net income per share:
     Basic                                             $       .51     $       .26    $      1.09    $       .52
     Diluted                                           $       .47     $       .25    $       .99    $       .49

Average shares outstanding:
     Basic                                                  75,155          76,626         76,187         76,520
     Diluted                                                82,178          81,594         83,641         81,432






       See Notes to Unaudited Consolidated Condensed Financial Statements

                               BJ SERVICES COMPANY
             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
                                 (In thousands)


                                                                                 March 31,        September 30,
                                                                                   1998               1997
                                                                              -------------       -------------
                                                                                 (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                  $       2,450      $       3,900
     Receivables - net                                                                326,220            332,851
     Inventories:
         Finished goods                                                                75,636             73,343
         Work in process                                                                4,456              6,969
         Raw materials                                                                 25,811             23,922
                                                                                -------------      -------------
              Total inventories                                                       105,903            104,234
     Deferred income taxes                                                             10,538             12,986
     Other current assets                                                              23,145             20,773
                                                                                -------------      -------------
              Total current assets                                                    468,256            474,744
Property - net                                                                        564,714            540,356
Deferred income taxes                                                                 162,397            183,076
Goodwill - net                                                                        506,315            513,388
Other assets                                                                           15,545             15,204
                                                                                -------------      -------------
                                                                                $   1,717,227      $   1,726,768
                                                                                =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                           $     140,472      $     162,467
     Short-term borrowings and current
         portion of long-term debt                                                    120,643            102,698
     Accrued employee compensation and benefits                                        34,808             38,807
     Income and other taxes                                                            23,287             21,126
     Accrued insurance                                                                 13,204             15,486
     Other accrued liabilities                                                         46,330             44,760
                                                                                -------------      -------------
         Total current liabilities                                                    378,744            385,344
Long-term debt                                                                        273,366            298,634
Deferred income taxes                                                                   9,929              7,598
Accrued post retirement benefits and other                                             74,343             74,965
Stockholders' equity                                                                  980,845            960,227
                                                                                -------------      -------------
                                                                                $   1,717,227      $   1,726,768
                                                                                =============      =============

       See Notes to Unaudited Consolidated Condensed Financial Statements

                              BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                         Six Months Ended
                                                                                             March 31,
                                                                                       1998              1997
                                                                                       ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $      82,683     $     40,171
Adjustments to reconcile net income to cash provided by operating activities:
     Amortization of unearned compensation                                                5,550              750
     Depreciation and amortization                                                       45,072           45,608
     Deferred income taxes                                                               23,656           11,884
Changes in:
     Receivables                                                                          6,631          (14,029)
     Inventories                                                                         (1,669)           1,898
     Accounts payable                                                                   (21,995)          (9,730)
     Other current assets and liabilities                                                (3,120)            (274)
     Other - net                                                                          4,210          (30,688)
                                                                                  -------------     ------------
         Net cash provided by operating activities                                      141,018           45,590

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                                      (67,657)         (32,241)
Proceeds from disposal of assets                                                          4,030           25,224
Acquisition of business, net of cash acquired                                                            (13,464)
                                                                                  -------------     ------------
         Net cash used for investing activities                                         (63,627)         (20,481)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of borrowings - net                                                            (7,323)         (29,612)
Purchase of treasury stock                                                              (76,819)
Proceeds from issuance of stock                                                           5,301            4,890
                                                                                  -------------     ------------
         Net cash used for financing activities                                         (78,841)         (24,722)

Increase (decrease) in cash and cash equivalents                                         (1,450)             387
Cash and cash equivalents at beginning of period                                          3,900            2,897
                                                                                  -------------     ------------
Cash and cash equivalents at end of period                                        $       2,450    $       3,284
                                                                                  =============    =============



       See Notes to Unaudited Consolidated Condensed Financial Statements

                              BJ SERVICES COMPANY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 General

In the opinion of management, the unaudited consolidated condensed financial statements for BJ Services Company (the "Company") include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position as of March 31, 1998, the results of operations for each of the three-month and six-month periods ended March 31, 1998 and 1997 and cash flows for each of the six-month periods ended March 31, 1998 and 1997. The consolidated condensed statement of financial position at September 30, 1997 is derived from the September 30, 1997 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the six-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

Certain amounts for fiscal 1997 have been reclassified to conform to the current year presentation.

Note 2 Earnings Per Share

In October 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share ("EPS")." In accordance with this standard, the Company has replaced the presentation of primary EPS and fully diluted EPS with the presentation of basic EPS and diluted EPS for all periods presented. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive stock options and warrants less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock for each of the periods presented.

At the annual meeting of stockholders on January 22, 1998, the Company's stockholders approved an amendment to the Company's charter increasing the number of authorized shares of common stock from 80 million to 160 million shares. As a result, a 2 for 1 stock split approved by the Board of Directors on December 11, 1997 (to be effected in the form of a stock dividend) was subsequently distributed on February 20, 1998 to stockholders of record as of January 30, 1998. Accordingly, all references in the financial statements to number of shares outstanding and earnings per share amounts have been retroactively restated for all periods presented to reflect the increased number of common shares outstanding resulting from the stock split.

The following table presents information necessary to calculate earnings per share for the periods presented (in thousands except earnings per share):

                                                            Three Months Ended             Six Months Ended
                                                                 March 31,                     March 31,
                                                           1998           1997            1998           1997
                                                           ----           ----            ----           ----

Net income                                             $    38,606     $    20,197    $    82,683    $    40,171

Average common shares outstanding:                          75,155          76,626         76,187         76,520
                                                       -----------     -----------    -----------    -----------
Basic earnings per share                               $       .51     $       .26    $      1.09    $       .52
                                                       ===========     ===========    ===========    ===========


Average common and dilutive potential common shares outstanding:

Average common shares outstanding                           75,155          76,626         76,187         76,520
Assumed exercise of stock options                            1,772           1,666          1,859          1,656
Assumed exercise of warrants                                 5,251           3,302          5,595          3,256
                                                       -----------     -----------    -----------    -----------
                                                            82,178          81,594         83,641         81,432
                                                       -----------     -----------    -----------    -----------
Diluted earnings per share                             $       .47     $       .25    $       .99    $       .49
                                                       ===========     ===========    ===========    ===========

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company's operations are primarily driven by the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity worldwide. Drilling activity, in turn, is largely dependent on the price of oil and natural gas. This is especially true in the United States and Canada, where the Company expects to generate over 60% of its revenues during fiscal 1998. While published industry surveys have estimated 1998 spending will exceed 1997 levels by 10 to 12%, recent weakness in oil prices may cause actual spending to fall below such estimates.

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

     Relatively stronger oil and gas prices and improved oilfield technology and equipment have recently led to more favorable drilling conditions in the United States. As a result, in August 1997 the U.S. active rig count exceeded 1,000 rigs for the first time since 1991. In the first six months of fiscal 1998, the U.S. active rig count increased 15% over the first six months of the prior fiscal year. The increase in activity occurred primarily in drilling for natural gas, which was up 24% compared with the prior year. However, with oil prices currently below $16 per barrel, U.S. drilling activity for the second half of the fiscal year is expected to be below prior year levels.

     With the exception of Canada, international drilling activity has historically been less volatile than domestic drilling activity. In the first six months of fiscal 1998, active international drilling rigs increased 9% over the first half of 1997, primarily on the strength of development work in Canada. However, Canadian drilling activity is also expected to be below prior year levels during the second half of the fiscal year due to the weakness in oil prices.

Results of Operations

     The following table sets forth selected key operating statistics reflecting industry rig count and the Company's financial results for the three and six month periods ended March 31, 1998 compared with the same periods of the prior fiscal year.

                                                          Three Months Ended            Six Months Ended
                                                                March 31,                  March 31,
                                                         1998           1997          1998            1997
                                                         ----           ----          ----            ----
Rig Count: (1)
  U.S.                                                       966             856          982             851
  International                                            1,268           1,199        1,264           1,157
Revenue per rig (in thousands)                              $177.1          $167.2       $361.1         $340.1
Revenue per employee (in thousands)                          $44.6           $44.6        $92.5          $90.0
Percentage of gross profit to revenue (2)                     26.2%           20.1%       26.4%           20.1%
Percentage of research and engineering
     expense to revenue                                        2.0%            1.8%        1.9%            1.8%
Percentage of marketing expense to
    revenue                                                    3.7%            3.6%        3.6%            3.5%
Percentage of general and administrative
     expense to revenue                                        3.3%            3.3%        3.2%            3.2%

----------

(1) Industry estimate of average active rigs.
(2) Gross profit represents revenue less cost of sales and services.

     Revenue: The Company's revenue increased by 15% and 19%, respectively, compared with the same three and six-month periods of the previous year due primarily to continued strength in natural gas drilling activity, improved pricing and increases resulting from the Company's growth initiatives in international stimulation, coiled tubing and downhole tools. Revenues for the second half of the fiscal year, however, are expected to be negatively impacted by the current weakness in oil-related drilling activity and in Canada due to a more severe spring breakup season and unfavorable currency exchange rates.

United States
-------------
     The Company's U.S. revenues increased by 14% compared to the prior year's second fiscal quarter due primarily to strength in natural gas drilling activity partially offset by a 9% decline in workover activity. Pricing for the Company's pressure pumping services improved by approximately 20% compared to the prior year's second quarter. Additionally, cementing, coiled tubing and downhole tool operations contributed favorably with quarterly revenue improvement of 28%, 28% and 54%, respectively, while fracturing revenues increased only slightly from the prior year period. For the six-month period ended March 31, 1998, U.S. revenues increased by 21% over the comparable period of fiscal 1997 with each of the Company's U.S. regions up sharply. The most significant increases were in West Texas and in the Gulf of Mexico, where the Company was operating a record number of offshore cementing skids.

International
-------------
     The Company's international revenues increased by 16% over both the prior year's second fiscal quarter and for the six-month period ended March 31, 1998 compared to the same period in the prior year. Led by a strong increase in stimulation revenues, the Company's international operations generated their twenty-first consecutive quarter of year over year revenue improvement. Each of the Company's international pressure pumping regions showed revenue increases. The Middle East and Far East regions showed the largest percentage gains due to revenues from well-kill and stimulation operations, respectively. Latin American revenues continued to expand on the strength of stimulation activity in Venezuela, Brazil and Colombia. Operating Income: Operating income increased by 81% and 90% for the three and six-month periods, respectively, compared to the same periods in the prior year due to the increased activity and better pricing. Operating income margins for the quarter, exclusive of goodwill amortization, increased to 17.1% of revenues from 11.4% in the prior year's second quarter. The gross margin improvement was due to the Company's North American pumping operations running at high utilization levels. In addition, continued strength in international markets, especially the high margin North Sea stimulation business and well-kill operation, contributed to the margin improvement. Although increasing significantly on an absolute basis, the other operating expenses (research and engineering, marketing, and general and administrative) increased only slightly as a percentage of revenue. The increases are reflective of increased support costs from the higher activity levels, as well as increased spending on coiled tubing and downhole tool research, international commissions, information systems and incentives.

     Other: Interest expense decreased by $1.2 million and $3.6 million compared with the same three and six month periods of the previous year due to a reduction in borrowings resulting from strong operating cash flows and the effects of a financing transaction in the fourth quarter of the prior fiscal year. These items were partially offset by an additional $77 million utilized to fund the repurchase of stock during the first six months of fiscal 1998. Other income (expense) - net resulted in a net expense compared to the prior year's other net income as a result of the minority interest portion of higher profitability from the Company's international joint ventures and nonrecurring gains in the previous year periods. The Company's effective tax rate increased to 33% for both the quarter and year to date periods as a result of the higher U.S. profitability.

     Year 2000 Compliance: To determine the Company's exposure concerning Year 2000 compliance, corporate personnel along with an outside firm specializing in Year 2000 concerns conducted a formal evaluation of the tasks necessary to become Year 2000 compliant. The costs of this evaluation, testing, and minor modifications for Year 2000 compliance (expected to be approximately $2 million to $4 million) will be charged against earnings as incurred. The costs of new software and major upgrades to existing software will be capitalized and amortized over the software's useful life. The Company is making every effort to ensure that the Year 2000 problem will not significantly impact its ability to conduct business, however no assurances can be given that total Year 2000 compliance can be achieved because of the significant degree of interdependence with third party suppliers, service providers and customers.

Capital Resources and Liquidity

     Net cash provided from operating activities for the six months ended March 31, 1998 increased by $95.4 million from the prior year's figure due primarily to higher profitability, deferred income taxes and increased collections of receivables. Net cash used for investing activities for the six-month period increased $43.1 million over the same period of the prior year due to increased capital spending, which has more than doubled compared to the same period of the previous year. The current year's capital spending relates primarily to additional fracturing capacity for the Company's international growth initiatives and upgrades to the Company's U.S. pumping fleet and information systems. The lower amount in net cash used for investing activities in the first half of fiscal 1997 also reflects nonrecurring proceeds from the sale of the hull of the Renaissance stimulation vessel in the second quarter of fiscal 1997, partially offset by the acquisition in fiscal 1997 of the remaining 51% ownership interest in the Company's previously unconsolidated joint venture in Argentina. The Company has utilized net cash flows from operating activities to repurchase $76.8 million of its common stock and reduced outstanding borrowings by $7.3 million during the six-months ended March 31, 1998. The common stock was purchased under a stock repurchase program approved by the Company's Board of Directors in December 1997 authorizing purchases up to $150 million at the discretion of the Company's management.

     Management strives to maintain low cash balances while utilizing available credit facilities to meet the Company's capital needs. Any excess cash generated is used to pay down outstanding borrowings or fund the Company's stock repurchase program. The Company has a committed, unsecured bank credit facility (the "Bank Credit Facility") which consists of a six-year term loan of approximately $232.0 million (currently drawn in Canadian dollars under a provision which is renewed annually at the option of the banks), which is repayable in 22 quarterly installments which began in March 1997, and a five year U.S. $225.0 million revolving facility. At March 31, 1998, borrowings outstanding under the Bank Credit Facility totaled $184.0 million, consisting wholly of Canadian borrowings under the term loan. Principal reductions of term loans under the Bank Credit Facility are due in aggregate annual installments of $16.6 million; $42.4 million; $45.5 million; $45.5 million; and $34.0 million in the years ending September 30, 1998, 1999, 2000, 2001 and 2002, respectively.

     In addition to the committed facility, the Company had $154.0 million in various unsecured, discretionary lines of credit at March 31, 1998, which expire at various dates in 1998. There are no requirements for commitment fees or compensating balances in connection with these lines of credit. Interest on borrowings is based on prevailing market rates. At March 31, 1998, there were $85.6 million in outstanding borrowings under these lines of credit.

     The Company has issued and outstanding $125.0 million of unsecured 7% Notes due 2006. The net proceeds from the issuance of the 7% Notes ($123.3 million) in August 1996 were used by the

Company to repay indebtedness outstanding under the term loan portion of the Company's then existing bank credit facility. The guarantees of the 7% Notes by certain subsidiaries of the Company were released in accordance with their terms in December 1997.

     The $6.0 million outstanding balance of the Company's 9.2% Notes and the $2.2 million outstanding balance of the Company's 12 7/8% Notes were repaid in December 1997.

     The Company's interest-bearing debt represented 28.7% of its total capitalization at March 31, 1998, compared to 29.5% at September 30, 1997. The Bank Credit Facility includes various customary covenants and other provisions including the maintenance of certain profitability and solvency ratios and restrictions on dividend payments under certain circumstances. Management believes that the Bank Credit Facility, combined with other discretionary credit facilities and cash flow from operations, provides the Company with sufficient capital resources and liquidity to manage its routine operations and fund projected capital expenditures.

     This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 concerning, among other things, the Company's prospects, expected revenues and profits, developments and business strategies for its operations, all of which are subject to certain risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms and phrases such as "expect," "estimate," "project," "believe," and similar terms and phrases. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such statements are subject to general economic and business conditions, conditions in the oil and gas industry, the business opportunities that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the control of the Company. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected.

                                     PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings

                None

Item 2.   Changes in Securities


          On December 11, 1997, the Board of Directors of BJ Services Company (the "Company") approved an amendment to the Company's Amended Certificate of Incorporation to increase the number of shares of authorized common stock of the Company, par value $0.10 per share (the "Common Stock"), from 80,000,000 shares to 160,000,000 shares (the "Charter Amendment"). The Charter Amendment was approved by the Company's stockholders at the annual meeting of stockholders held on January 22, 1998. On December 11, 1997, the Board of Directors of the Company declared a stock split, which was effected in the form of a stock dividend (the "Stock Split") on the outstanding shares of Common Stock and paid on February 20, 1998 in newly issued shares to stockholders of record on January 30, 1998. Stockholders of record as of the close of business on January 30, 1998, the record date for the stock split (the "Stock Split Record Date"), received one additional share of Common Stock for each share of Common Stock held by such stockholder on the Stock Split Record Date.

          After giving effect to the Stock Split, the Company's warrants to purchase Common Stock (the "Warrants"), the preferred share purchase rights associated with the Common Stock (the "Rights"), and certain liquidation, dividend and voting rights associated with the Company's authorized but unissued Series A Junior Participating Preferred Stock that would be issuable upon distribution and exercise of the Rights (the "Preferred Stock") were proportionately adjusted to reflect the Stock Split. After giving effect to such adjustments to the Warrants,
          (i) the "Exercise Price," as defined in the Warrant Agreement, for each share of Common Stock purchasable under a Warrant was reduced from $30.00 to $15.00 per share of Common Stock and (ii) for each share of Common Stock purchasable upon exercise of a Warrant prior to this adjustment, the Warrant holder may now purchase two shares of Common Stock. After giving effect to such adjustments to the Rights, the number of Rights associated with each share of Common Stock has been adjusted to be one-half of a Right to purchase a one one-thousandth interest in a share of the Preferred Stock. The Warrants and Rights are subject to further adjustments pursuant to their terms under certain circumstances.

Item 3.   Defaults upon Senior Securities

                  None.

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Stockholders on January 22, 1998 in Houston, Texas. All nominated directors were elected, and the amendment to the Company's Certificate of Incorporation and the adoption of the BJ Services Company 1997 Incentive Plan were approved.

              (i)   Directors elected at the Annual Meeting:

                      Votes in            Votes
Class II Directors      Favor            Withheld
------------------     --------           --------

Don D. Jordan          30,971,306         243,533
Michael McShane        30,973,387         241,002

Directors with terms of office continuing after the Annual Meeting:

Class III Directors
L. William Heiligbrodt
James E.McCormick
J.W. Stewart

Class I Directors
John R. Huff
R. A.LeBlanc
Michael E. Patrick

                                                 Votes in            Votes
      (ii)                                         Favor            Against
               Amendment to the Company's
               certificate of incorporation     30,758,545          456,294


                                                 Votes in            Votes
      (iii)                                        Favor            Withheld
               Adoption of the BJ Services
               Company 1997 Incentive Plan      18,977,658         12,237,181


Item 5.  Other Information

              None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

          27.1   Financial Data Schedule

          27.2   Restated Financial Data Schedule

          27.3   Restated Financial Data Schedule

         (b)  Reports on Form 8-K.

          A report on Form 8-K was filed on January 30, 1998, reporting certain events under Item 5: the amendment of the Company's Certificate of Incorporation and Bylaws and a stock split announced by the Company. Attached as exhibits were the Certificate of Amendment of Certificate of Incorporation, as filed with the Secretary of State of Delaware on January 22, 1998, the Bylaws of the Company, as amended as of January 22, 1998 and a Press Release dated January 22, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BJ Services Company
                                    (Registrant)



Date: May 13, 1998              BY  /s/  Margaret Barrett Shannon
                                ---------------------------------
                                     Margaret Barrett Shannon
                                     Vice President and General
                                     Counsel



Date: May 13, 1998              BY  /s/  Matthew D. Fitzgerald
                                ----------------------------------
                                     Matthew D. Fitzgerald
                                     Vice President, Controller and Chief
                                     Accounting Officer

                               INDEX TO EXHIBITS


          27.1      Financial Data Schedule

          27.2      Restated Financial Data Schedule

          27.3      Restated Financial Data Schedule