Form 10-Q
period 1998-06-30
BJ SERVICES CO
filed 1998-08-14
CIK 864328

===============================================================================

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Transition Period From ________ to _________.


                         COMMISSION FILE NUMBER 1-10570


                               BJ SERVICES COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                      63-0084140
     (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

5500 NORTHWEST CENTRAL DRIVE, HOUSTON, TEXAS                    77092
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 462-4239


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

There were 72,331,795 shares of the registrant's common stock, $.10 par value, outstanding as of August 13, 1998.


-------------------------------------------------------------------------------

===============================================================================

                               BJ SERVICES COMPANY


                                      INDEX

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated Condensed Statement of Operations (Unaudited) - Three
                  and nine months ended June 30, 1998 and 1997                            3

         Consolidated Condensed Statement of Financial Position -
                  June 30, 1998 (Unaudited) and September 30, 1997                        4

         Consolidated Condensed Statement of Cash Flows (Unaudited) -
                  Nine months ended June 30, 1998 and 1997                                5

         Notes to Unaudited Consolidated Condensed Financial Statements                   6

     Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               8


PART II - OTHER INFORMATION                                                              14

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                          1998            1997            1998            1997
                                       ----------      ----------      ----------      ----------
Revenue                                $  365,343      $  368,619      $1,176,305      $1,052,697
Operating expenses:
     Cost of sales and services           275,615         285,741         872,482         832,659
     Research and engineering               7,913           6,367          23,496          18,359
     Marketing                             13,815          13,342          43,020          37,236
     General and administrative            11,455          11,509          37,532          33,715
     Goodwill amortization                  3,426           3,515          10,466          10,900
                                       ----------      ----------      ----------      ----------
        Total operating expenses          312,224         320,474         986,996         932,869
                                       ----------      ----------      ----------      ----------
Operating income                           53,119          48,145         189,309         119,828
Interest expense                           (6,918)         (7,780)        (19,657)        (24,078)
Interest income                               370             300           1,093             603
Other income (expense) - net                  121              78            (645)          1,023
                                       ----------      ----------      ----------      ----------
Income before income taxes                 46,692          40,743         170,100          97,376
Income taxes                               13,821          12,632          54,546          29,094
                                       ----------      ----------      ----------      ----------

Net income                             $   32,871      $   28,111      $  115,554      $   68,282
                                       ==========      ==========      ==========      ==========

Net income per share:
     Basic                             $      .44      $      .37      $     1.53      $      .89
     Diluted                           $      .41      $      .34      $     1.40      $      .84

Average shares outstanding:
     Basic                                 73,886          76,710          75,420          76,585
     Diluted                               80,919          82,340          82,732          81,706



       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               BJ SERVICES COMPANY
             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
                                 (IN THOUSANDS)

                                                                        JUNE 30,       SEPTEMBER 30,
                                                                          1998             1997
                                                                      ------------     ------------
                                                                       (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                        $      2,513     $      3,900
     Receivables - net                                                     314,045          332,851
     Inventories:
         Finished goods                                                     77,960           73,343
         Work in process                                                     4,324            6,969
         Raw materials                                                      26,473           23,922
                                                                      ------------     ------------
              Total inventories                                            108,757          104,234
     Deferred income taxes                                                   9,943           12,986
     Other current assets                                                   20,712           20,773
                                                                      ------------     ------------
              Total current assets                                         455,970          474,744
Property - net                                                             589,066          540,356
Deferred income taxes                                                      158,906          183,076
Goodwill - net                                                             502,901          513,388
Other assets                                                                16,233           15,204
                                                                      ------------     ------------
                                                                      $  1,723,076     $  1,726,768
                                                                      ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                 $    154,417     $    162,467
     Short-term borrowings and current
         portion of long-term debt                                         190,431          102,698
     Accrued employee compensation and benefits                             28,663           38,807
     Income and other taxes                                                 27,487           21,126
     Accrued insurance                                                      13,468           15,486
     Other accrued liabilities                                              39,425           44,760
                                                                      ------------     ------------
         Total current liabilities                                         453,891          385,344
Long-term debt                                                             257,414          298,634
Deferred income taxes                                                        9,967            7,598
Other long-term liabilities                                                 73,438           74,965
Stockholders' equity                                                       928,366          960,227
                                                                      ------------     ------------
                                                                      $  1,723,076     $  1,726,768
                                                                      ============     ============

       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 NINE MONTHS ENDED
                                                                     JUNE 30,
                                                                1998            1997
                                                            ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $  115,554      $   68,282
Adjustments to reconcile net income to cash
     provided by operating activities:
     Amortization of unearned compensation                       3,950           1,125
     Depreciation and amortization                              67,889          67,364
     Deferred income taxes                                      33,479          19,962
Changes in:
     Receivables                                                18,806         (21,273)
     Inventories                                                (4,523)         (6,222)
     Accounts payable                                           (8,050)           (595)
     Other current assets and liabilities                      (13,392)          4,477
     Other - net                                                 9,192         (38,954)
                                                            ----------      ----------
         Net cash provided by operating activities             222,905          94,166

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                            (116,468)        (60,043)
Proceeds from disposal of assets                                 6,981          26,126
Acquisition of business, net of cash acquired                                  (13,464)
                                                            ----------      ----------
         Net cash used for investing activities               (109,487)        (47,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings - net                                  46,513
Reduction of borrowings - net                                                  (52,236)
Purchase of treasury stock                                    (167,008)
Proceeds from issuance of stock                                  5,690           6,037
                                                            ----------      ----------
         Net cash used for financing activities               (114,805)        (46,199)

Increase (decrease) in cash and cash equivalents                (1,387)            586
Cash and cash equivalents at beginning of period                 3,900           2,897
                                                            ----------      ----------
Cash and cash equivalents at end of period                  $    2,513      $    3,483
                                                            ==========      ==========


       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               BJ SERVICES COMPANY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 GENERAL

In the opinion of management, the unaudited consolidated condensed financial statements for BJ Services Company (the "Company") include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position as of June 30, 1998, the results of operations for each of the three-month and nine-month periods ended June 30, 1998 and 1997 and cash flows for each of the nine-month periods ended June 30, 1998 and 1997. The consolidated condensed statement of financial position at September 30, 1997 is derived from the September 30, 1997 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the nine-month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

The following table presents information necessary to calculate earnings per share for the periods presented (in thousands except earnings per share):

                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           JUNE 30,                     JUNE 30,
                                                     1998           1997           1998           1997
                                                  ----------     ----------     ----------     ----------
Net income                                        $   32,871     $   28,111     $  115,554     $   68,282

Average common shares outstanding:                    73,886         76,710         75,420         76,585
                                                  ----------     ----------     ----------     ----------

Basic earnings per share                          $      .44     $      .37     $     1.53     $      .89
                                                  ==========     ==========     ==========     ==========


Average common and dilutive potential common shares outstanding:

Average common shares outstanding                     73,886         76,710         75,420         76,585
Assumed exercise of stock options                      1,765          1,714          1,820          1,629
Assumed exercise of warrants                           5,268          3,916          5,492          3,492
                                                  ----------     ----------     ----------     ----------
                                                      80,919         82,340         82,732         81,706
                                                  ----------     ----------     ----------     ----------

Diluted earnings per share                        $      .41     $      .34     $     1.40     $      .84
                                                  ==========     ==========     ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company's operations are primarily driven by the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity worldwide. Drilling activity, in turn, is largely dependent on the price of oil and natural gas. This situation sometimes leads to volatility in the Company's revenues and profitability, especially in the United States and Canada where the Company expects to generate over 60% of its revenues during fiscal 1998.

      Due to "aging" oilfields and lower-cost sources of oil internationally, drilling activity in the United States has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986 and 1992. Relatively stronger oil and gas prices and improved oilfield technology and equipment recently led to more favorable drilling conditions in the United States. In August 1997, the U.S. active rig count exceeded 1,000 rigs for the first time since 1991. In the first nine months of fiscal 1998, the U.S. active rig count increased 7% over the first nine months of the prior fiscal year. The increase in activity occurred in drilling for natural gas, which was up 16% compared with the prior year. More recently, however, lower oil prices caused the third fiscal quarter active rig count to be 7% below the prior year level. U.S. drilling activity for the remainder of calendar 1998 is expected to remain below prior year levels.

      With the exception of Canada, international drilling activity has historically been less volatile than domestic drilling activity. In the first nine months of fiscal 1998, active international drilling rigs increased 4% over the comparable period of 1997. For the quarter ended June 30, 1998, however, the active international rig count decreased 9% from the same period of the prior year. Canadian drilling activity was 32% below prior year levels during the most recent fiscal quarter and is expected to remain below prior year levels during the second half of calendar 1998 due to the weakness in oil prices.

RESULTS OF OPERATIONS

      The following table sets forth selected key operating statistics reflecting industry rig count and the Company's financial results for the three and nine month periods ended June 30, 1998 compared with the same periods of the prior fiscal year.

                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        JUNE 30,                      JUNE 30,
                                                   1998           1997           1998           1997
                                                ---------      ---------      ---------      ---------
Rig Count: (1)
  U.S                                               865            934            943            878
  International                                     972          1,067          1,167          1,127
Revenue per rig (in thousands)                  $   198.9      $   184.2      $   557.5      $   524.8
Revenue per employee (in thousands)             $    41.4      $    46.1      $   133.8      $   136.1
Percentage of gross profit to revenue (2)            24.6%          22.5%          25.8%          20.9%
Percentage of research and engineering
     expense to revenue                               2.2%           1.7%           2.0%           1.7%

Percentage of marketing expense to
     revenue                                          3.8%           3.6%           3.7%           3.5%
Percentage of general and administrative
     expense to revenue                               3.1%           3.1%           3.2%           3.2%

--------

(1) Industry estimate of average active rigs.

(2) Gross profit represents revenue less cost of sales and services.

      Revenue: The Company's revenue decreased slightly for the quarter ended June 30, 1998 compared with the same period of 1997. The growth experienced in the first half of the fiscal year subsided due to a slowdown in oil related drilling activity, primarily in the U.S., Canada and Latin America. Revenues increased by 12% compared with the same nine-month period of the previous year due primarily to strength in natural gas drilling activity, improved pricing and revenue increases resulting from the Company's growth initiatives in, coiled tubing, downhole tools and international stimulation. Revenues for the fourth quarter of the current fiscal year, however, are expected to continue to be negatively impacted by the current weakness in oil-related drilling activity.

United States Revenues

      The Company's third quarter U.S. revenues decreased by 2% compared to the prior year's third fiscal quarter due primarily to reduced drilling and workover activity in the primarily oil-related Pacific and Permian Basin Regions. Revenue in these two regions declined by 30% and 33%, respectively, during the quarter. Revenue in the Company's Gulf Coast Region, however, increased by 18% due to a record number of offshore cementing skids working during the quarter.

Pricing for the Company's pressure pumping services improved by approximately 17% compared to the prior year's third quarter. On a product line basis, coiled tubing and downhole tool operations improved 4%, and 50%, respectively, during the quarter while cementing revenues were flat and fracturing revenues decreased 9% from the prior year period. For the nine-month period ended June 30, 1998, U.S. revenues increased by 13% over the comparable period of fiscal 1997, with each of the Company's U.S. regions increasing over the prior nine month period. The most significant increases were in the Rocky Mountains and in the Gulf of Mexico.

International Revenues

      The Company's international revenues increased slightly from the prior year's third fiscal quarter. Pressure pumping revenues outside North America increased by 11% compared to the prior year's period due primarily to double-digit revenue gains during the quarter in the Company's Europe/Africa, Middle East and Far East regions. Mostly offsetting these gains was a 31% reduction in the Company's Canadian operations caused by lower oil-related drilling activity, a more severe spring breakup season and unusually rainy weather that restricted the ability to move drilling rigs. For the nine-month period ended June 30, 1998, the Company's international revenues increased 11% compared to the same period in the prior year. Each of the Company's international pressure pumping regions, excluding Canada, showed revenue increases. The Middle East and Far East regions showed the largest percentage gains due to revenues from well-kill and stimulation operations, respectively. Latin American revenues expanded slightly on the strength of stimulation activity in Venezuela, Brazil and Colombia, which offset the decline in oil related drilling activity in the region.

      Operating Income: Operating income increased by 10% and 58% for the three and nine-month periods, respectively, compared to the same periods in the prior year due to benefits from the Company's growth initiatives in coiled tubing, downhole tools and international stimulation, and for the nine-month period also due to the increased activity and better pricing. Operating income margins for the quarter, exclusive of goodwill amortization, increased to 15.5% of revenues from 14.0% in the prior year's third quarter due to results of the Company's growth initiatives in coiled tubing, downhole tools and international stimulation. For the nine-month period, the gross margin improvement was due to the Company's North American pumping operations running at high utilization levels for the first half of the fiscal year. In addition, continued strength in international markets, especially the high margin North Sea stimulation business and well-kill operation, contributed to the nine-month margin improvement. For the quarter, marketing and general and administrative expenses were relatively flat with the prior year, while research and engineering expenses increased by 24%, due primarily to additional spending to support the Company's growth plan initiatives. Although increasing significantly on an absolute basis, the other operating expenses (research and engineering, marketing, and general administrative) for the nine months ended June 30, 1998 increased only marginally as a percentage of revenue. The increases are reflective of increased support costs from the higher activity levels, as well as increased spending on coiled tubing and downhole tool research, international commissions, information systems and incentives.

      Other: Interest expense decreased by $.9 million and $4.4 million compared with the same three and nine month periods of the previous year due to a reduction in borrowings resulting from strong operating cash flows and the effects of a financing transaction in the fourth quarter of the prior fiscal year. These items were partially offset by an additional $167 million utilized to fund the repurchase of stock during the first nine months of fiscal 1998. For the nine months ended June 30, 1998, "other income (expense) - net" resulted in a net expense compared to the prior year's other net income as a result of the higher profitability from the Company's international joint ventures attributable to its minority partners and nonrecurring gains in the previous year periods. The Company's effective tax rate decreased to 30% for the quarter and 32% for the year-to-date period as a result of the expected lower U.S. and Canadian profitability for the year.

      Net Income and Earnings Per Share: Net income and diluted earnings per share increased by 17% and 21%, respectively for the quarter (69% and 67%, respectively, for the nine month period). Due to the current weakness in oil related drilling activity, however, management expects net income and diluted earnings per share for the fourth quarter of its fiscal year to be below prior years' figures of $39.6 million and $.47, respectively. Given the current uncertainty surrounding the Company's customers' spending plans, cost reduction efforts are underway with field operating budgets being adjusted in accordance with activity levels. Additionally, plans for reductions in overhead and capital spending are being reviewed and will be implemented as business conditions warrant.

      Year 2000 Compliance: To determine the Company's exposure concerning Year 2000 compliance, corporate personnel along with an outside firm specializing in Year 2000 concerns conducted a formal evaluation of the tasks necessary to become Year 2000 compliant. The costs of this evaluation, testing, and minor modifications for Year 2000 compliance (expected to be approximately $2 million to $4 million) will be charged against earnings as incurred. The costs of new software and major upgrades to the Company's existing software will be capitalized and amortized over the software's useful life. The Company is making efforts to ensure that the Year 2000 problem will not significantly impact its ability to conduct business, however no assurances can be given that total Year 2000 compliance can be achieved because of the significant degree of interdependence with third party suppliers, service providers and customers.

CAPITAL RESOURCES AND LIQUIDITY

      Net cash provided from operating activities for the nine months ended June 30, 1998 increased by $128.7 million from the prior year's figure due primarily to higher profitability, deferred income taxes and increased collections of receivables. Due to the slowdown in activity, the Company expects to generate additional cash flows from operating activities through the liquidation of working capital for the next several quarters.

      Net cash used for investing activities for the nine-month period increased $62.1 million over the same period of the prior year due to increased capital spending related primarily to additional fracturing capacity for the Company's international growth initiatives, and upgrades to the

Company's U.S. pumping fleet and information systems. The lower amount in net cash used for investing activities in the first nine months of fiscal 1997 also reflects nonrecurring proceeds from the sale of the hull of the Renaissance stimulation vessel in the second quarter of fiscal 1997, partially offset by the acquisition in the first quarter of fiscal 1997 of the remaining 51% ownership interest in the Company's previously unconsolidated joint venture in Argentina. Due to the current slowdown in drilling activity, the Company expects to reduce its fiscal 1999 property additions compared with 1998 levels.

      The Company has utilized net cash flows from operating and financing activities to repurchase $167.0 million of its common stock during the nine months ended June 30, 1998. The common stock was purchased under a stock repurchase program approved by the Company's Board of Directors in December 1997 and increased in May 1998 authorizing purchases up to $300 million at the discretion of the Company's management.

      Management strives to maintain low cash balances while utilizing available credit facilities to meet the Company's capital needs. Any excess cash generated has historically been used to pay down outstanding borrowings or fund the Company's stock repurchase program. The Company has a committed, unsecured bank credit facility (the "Bank Credit Facility") which consists of a six-year term loan of approximately $232.0 million (currently drawn in both U.S. and Canadian dollars under a provision which is renewed annually at the option of the banks), which is repayable in 22 quarterly installments that began in March 1997, and a five year U.S. $225.0 million revolving facility. At June 30, 1998, borrowings outstanding under the Bank Credit Facility totaled $169.8 million, consisting of $126.2 million in Canadian borrowings and $43.6 million in U.S. borrowings under the term loan. Principal reductions of term loans under the Bank Credit Facility are due in aggregate annual installments of $8.0 million; $40.9 million; $43.9 million; $43.9 million; and $33.1 million in the years ending September 30, 1998, 1999, 2000, 2001 and 2002, respectively.

      In addition to the committed facility, the Company had $326.8 million in various unsecured, discretionary lines of credit at June 30, 1998, which expire at various dates in 1998. There are no requirements for commitment fees or compensating balances in connection with these lines of credit. Interest on borrowings is based on prevailing market rates. At June 30, 1998, there were $153.6 million in outstanding borrowings under these lines of credit, consisting of $97.5 million in Canadian borrowings, $55.0 million in U.S. borrowings and $1.1 million in other currencies.

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

      The Company's interest-bearing debt increased to 32.5% of its total capitalization at June 30, 1998, compared to 29.5% at September 30, 1997, due to the repurchases of the Company's stock. The Bank Credit Facility includes various customary covenants and other provisions including the maintenance of certain profitability and solvency ratios and restrictions on dividend payments under certain circumstances. Management believes that the Bank Credit Facility, combined with other discretionary credit facilities and cash flow from operations, provides the Company with sufficient capital resources and liquidity to manage its routine operations and fund projected capital expenditures.

      This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 concerning, among other things, the Company's prospects, expected revenues, expenses and profits, developments and business strategies for its operations, all of which are subject to certain risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms and phrases such as "expect," "estimate," "project," "believe," and similar terms and phrases. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such statements are subject to general economic and business conditions, conditions in the oil and gas industry, the business opportunities that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the control of the Company. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected.

                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings

                  None

Item 2.    Changes in Securities

                  None

Item 3.    Defaults upon Senior Securities

                  None.

Item 4.    Submission of Matters to a Vote of Security Holders

              None

Item 5.  Other Information

                       To be considered for inclusion in the Company's proxy statement and form of proxy relating to the 1999 Annual Meeting of Stockholders, proposals of stockholders submitted for consideration at such annual meeting must be received by the Secretary no later than August 24, 1998 at 5500 Northwest Central Drive, Houston, Texas 77092.

         Pursuant to the Company's Bylaws, as amended, stockholder nominations for director and stockholder proposals submitted for consideration at the Company's 1999 Annual Meeting of Stockholders (but not for inclusion in the proxy statement and form of proxy) must be received by the Secretary at the Company, 5500 Northwest Central Drive, Houston, Texas 77092 no later than October 21, 1998. If such timely notice of a stockholder proposal is not given, the proposal may not be brought before the Annual Meeting. If timely notice of a stockholder proposal is given but is not accompanied by a written statement and compliance with applicable securities laws, the Company may exercise discretionary voting authority over proxies with respect to such proposal if presented at the Company's 1999 Annual Meeting of Stockholders.

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


                                        BJ Services Company
                                            (Registrant)



Date: August 14, 1998                   BY \s\ Michael McShane
                                           ------------------------------------
                                           Michael McShane
                                           Senior Vice President, Finance and
                                           Chief Financial Officer





Date: August 14, 1998                   BY \s\ Matthew D. Fitzgerald
                                           ------------------------------------
                                           Matthew D. Fitzgerald
                                           Vice President, Controller and Chief
                                           Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------
   27.1             Financial Data Schedule