Form 10-K405
period 1998-09-30
BJ SERVICES CO
filed 1998-12-21
CIK 864328

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
                                       OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM   TO   .
                            ------------------------

                         COMMISSION FILE NUMBER 1-10570
                            ------------------------

                              BJ SERVICES COMPANY

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             63-0084140
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

       5500 NORTHWEST CENTRAL DRIVE,
               HOUSTON, TEXAS                             77092
  (Address of principal executive offices)             (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 462-4239
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

            TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------  --------------------------------------------
        COMMON STOCK $.10 PAR VALUE                     NEW YORK STOCK EXCHANGE
      PREFERRED SHARE PURCHASE RIGHTS                   NEW YORK STOCK EXCHANGE
     WARRANTS TO PURCHASE COMMON STOCK                  NEW YORK STOCK EXCHANGE
         7% SERIES B NOTES DUE 2006                     NEW YORK STOCK EXCHANGE

        Securities Registered Pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ____ .

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K YES _X_ .

    At December 4, 1998, the registrant had outstanding 70,693,078 shares of Common Stock, $.10 par value per share. The aggregate market value of the Common Stock on such date (based on the closing prices in the daily composite list for transactions on the New York Stock Exchange) held by nonaffiliates of the registrant was approximately $990,485,779.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held January 28, 1999 are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    BJ Services Company (the "Company"), whose operations trace back to the Byron Jackson Company (which was founded in 1872), was organized in 1990 under the corporate laws of the state of Delaware. The Company is a leading provider of pressure pumping and other oilfield services serving the petroleum industry worldwide. The Company's pressure pumping services consist of cementing and stimulation services used in the completion of new oil and natural gas wells and in remedial work on existing wells, both onshore and offshore. Other oilfield services include product and equipment sales for stimulation services, tubular services provided to the oil and natural gas exploration and production industry, commissioning and inspection services provided to refineries, pipelines and offshore platforms and specialty chemical services.

    In April 1995, the Company completed the acquisition of The Western Company of North America ("Western" and the "Western Acquisition") for a total purchase price of $511.4 million (including transaction costs of $7.2 million), consisting of 12.0 million shares of Common Stock, cash of $247.9 million from borrowings under the Company's then existing bank credit facility and Warrants to purchase 4.8 million shares of Common Stock. The Western Acquisition has provided the Company with a greater critical mass with which to compete in both domestic and international markets and the realization of significant consolidation benefits. The Western Acquisition increased the Company's then existing total revenue base by approximately 75% and more than doubled the Company's then existing domestic revenue base. In addition, in excess of $40 million in annual overhead and redundant operating costs were eliminated annually by combining the two companies.

    In June 1996, the Company completed the acquisition of Nowsco Well Service Ltd. ("Nowsco" and the "Nowsco Acquisition") for a total purchase price of $582.6 million (including transaction costs of $6.2 million). Nowsco's operations were conducted primarily in Canada, the United States, Europe, Southeast Asia and Argentina and included pressure pumping and commissioning and inspection services businesses. The Nowsco Acquisition added approximately 40% to the Company's then existing revenue base.

    During the year ended September 30, 1998, the Company generated approximately 88% of its revenue from pressure pumping services and 12% from product and equipment sales and other oilfield services. Over the same period, the Company generated approximately 51% of its revenue from U.S. operations and 49% from international operations.

PRESSURE PUMPING SERVICES

CEMENTING SERVICES

    The Company's cementing services, which accounted for approximately 33% of the Company's total revenue during 1998, consist of blending cement and water with various solid and liquid additives to create a slurry that is pumped into a well between the casing and the wellbore. The additives and the properties of the slurry are designed to achieve the proper pump time, compressive strength and fluid loss control, and vary depending upon the well depth, downhole temperatures and pressures, and formation characteristics.

    The Company provides regional laboratory testing services to evaluate slurry properties, which vary with cement supplier and local water properties. Job design recommendations are developed by the Company's field engineers to achieve desired porosity and bonding characteristics.

    There are a number of specific applications for cementing services used in oilfield operations. The principal application is the cementing between the casing pipe and the wellbore during the drilling and completion phase of a well ("primary cementing"). Primary cementing is performed to (i) isolate fluids behind the casing between productive formations and other formations that would damage the productivity of hydrocarbon producing zones or damage the quality of freshwater aquifers, (ii) seal the casing from corrosive formation fluids, and
(iii) provide structural support for the casing string. Cementing services are also utilized when recompleting wells from one producing zone to another and when plugging and abandoning wells.

STIMULATION SERVICES

    The Company's stimulation services, which accounted for approximately 55% of the Company's total revenue during 1998, consist of fracturing, acidizing, sand control, nitrogen, coiled tubing and downhole tool services. These services are designed to improve the flow of oil and natural gas from producing formations and are summarized as follows:

    FRACTURING. Fracturing services are performed to enhance the production of oil and natural gas from formations having such low permeability that the natural flow is restricted. The fracturing process consists of pumping a fluid gel into a cased well at sufficient pressure to "fracture" the formation. Sand, bauxite or synthetic proppant which is suspended in the gel is pumped into the fracture to prop it open. The size of a fracturing job is generally expressed in terms of the pounds of proppant. The main pieces of equipment used in the fracturing process are the blender, which blends the proppant and chemicals into the fracturing fluid, and the pumping unit, which is capable of pumping significant volumes at high pressures. The Company's fracturing pump units are capable of pumping slurries at pressures of up to 14,000 pounds per square inch at rates of up to four barrels per minute. In some cases, fracturing is performed by an acid solution pumped under pressure without a proppant or with small amounts of proppant.

    An important element of fracturing services is the design of the fracturing treatment, which includes determining the proper fracturing fluid, proppants and injection program to maximize results. The Company's field engineering staff provides technical evaluation and job design recommendations as an integral element of its fracturing service for the customer. Technological developments in the industry over the past several years have focused on proppant concentration control (i.e., proppant density), liquid gel concentrate capabilities, computer design and monitoring of jobs and cleanup properties for fracturing fluids. The Company has also introduced equipment to respond to these technological advances. During 1991, the Company introduced a patented, borate-based fracturing fluid, Spectra Frac G-Registered Trademark-. During 1993, the Company introduced two complementary fracturing fluids, Medallion Frac and Spartan Frac. These fracturing fluids are now used in most of the Company's fracturing treatments. During 1994, the Company commercialized a proprietary enzyme treatment used in conjunction with the three fracturing fluids. These "enzyme breakers" can significantly enhance the production of oil and natural gas in a wide range of wells. In 1998, the Company introduced a low polymer fracturing fluid (Vistar-TM-) designed to provide greater fracture length with minimal polymer residue.

    ACIDIZING. Acidizing services are performed to enhance the flow rate of oil and natural gas from wells with reduced flow caused by formation damage due to drilling or completion fluids, or the buildup over time of various materials that block the formation. Acidizing entails pumping large volumes of specially formulated acids into reservoirs to dissolve barriers and enlarge crevices in the formation, thereby eliminating obstacles to the flow of oil and natural gas. The Company maintains a fleet of mobile acid transport and pumping units to provide acidizing services for the onshore market.

    SAND CONTROL. Sand control services involve the pumping of gravel to fill the cavity created around the wellbore during drilling. The gravel provides a filter for the exclusion of formation sand from the producing pathway. Oil and natural gas are then free to move through the gravel into the wellbore to be produced. These services are utilized primarily in unconsolidated reservoirs and are provided in the Gulf of Mexico, the North Sea, Venezuela, Trinidad and Indonesia.

    NITROGEN. There are a number of uses for nitrogen, an inert gas, in pressure pumping operations. Used alone, it is effective in displacing fluids in various oilfield applications, including underbalanced drilling. However, nitrogen services are used principally in applications which support the Company's coiled tubing and fracturing services.

    COILED TUBING. Coiled tubing services involve the injection of coiled tubing into wells to perform various applications and functions for use principally in well-servicing operations. The application of coiled tubing to drilling operations has increased in recent years due to improvements in coiled tubing technology. Coiled tubing is a flexible steel pipe with a diameter of less than five inches manufactured in continuous lengths of thousands of feet and wound or coiled along a large reel on a truck or skid-mounted unit. Due to the small diameter of coiled tubing, it can be inserted through existing production tubing and used to perform workovers without using a larger, more costly workover rig. The other principal advantages of employing coiled tubing in a workover include (i) not having to "shut-in" the well during such operations, thereby allowing production to continue and reducing the risk of formation damage to the well, (ii) the ability to reel continuous coiled tubing in and out of a well significantly faster than conventional pipe, which must be jointed and unjointed, (iii) the ability to direct fluids into a wellbore with more precision, allowing for localized stimulation treatments and providing a source of energy to power a downhole motor or manipulate downhole tools and (iv) enhanced access to remote or offshore fields due to the smaller size and mobility of a coiled tubing unit. Recent technological improvements to coiled tubing have increased its dependability and durability, expanding coiled tubing's potential uses and markets.

    DOWNHOLE TOOLS. The Company provides downhole tools and technical personnel for gravel pack and frac pack completions, reservoir flow testing, well stimulation and well servicing applications, operating from key service bases on the U.S. Gulf Coast. The Company's downhole tool capabilities fall into two categories--completion tools and service tools. Completion tools, which are used after a well is drilled to bring the well into production, generally are sold and remain in the well. Service tools, which are used to perform a wide range of downhole operations to maintain or improve a well, generally are rented by customers from nearby tool inventories of the Company. While marketed separately, downhole tool sales and services are provided primarily during the course of providing other pressure pumping services.

    The Company participates in the offshore stimulation market through the use of skid-mounted pumping units and through operation of several stimulation vessels including one in the North Sea, four in the Gulf of Mexico and five in South America.

    The Company believes that as production continues to decline in key producing fields of the U.S. and certain international regions, the demand for fracturing and other stimulation services is likely to increase. The Company has been increasing its pressure pumping capabilities in certain international markets over the past several years.

OTHER SERVICES

    The Company's other services, including product and equipment sales for cementing and stimulation services, as well as the following services, accounted for approximately 12% of the Company's total revenue in 1998. Such products and equipment sales to customers are generally made in areas where pressure pumping services are primarily provided by local service companies, such as Russia and China. Other than in its specialty chemical business, the Company generally does not sell proprietary products to other companies involved in well servicing.

    TUBULAR SERVICES. Tubular services principally consist of installing (or "running") casing and production tubing into a wellbore. Casing is run to protect the structural integrity of the wellbore and to seal various zones in the well. These services are primarily provided during the drilling and completion phases of a well. Production tubing is run inside the casing. Oil and natural gas are produced through the tubing. These services are provided during the completion and workover phases. The Company expects that workover activity and the demand for tubular services in the North Sea should increase during at least the next several years as operators there attempt to mitigate the decline in production from the North Sea's mature fields.

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

    Pipeline testing and commissioning services include filling, pressure testing, de-watering, purging and vacuum drying of pipelines. Other pipeline services include grouting and insulating of pipeline bundles. Recent technical innovations include the development of pipeline gels, both hydrocarbon and aqueous, for pipeline cleaning and transport as well as plugs used for isolation purposes. The Company has also developed high friction pig trains and freezing techniques for the isolation of sections of pipelines.

    In conducting its pipeline inspection business, the Company uses "intelligent pigs." Intelligent pigs are pipeline monitoring vehicles which, together with interpretational software, offer to pipeline operators, constructors and regulators measurement of pipeline geometry, determination of pipeline location and orientation and examination of the pipeline's internal condition. In addition, the client can develop a structural analysis using the measured pipeline geometry information. The operator's planning is improved through the utilization of the data to determine the pipeline's status, estimate current and future reliability and provide recommendations on remedial or maintenance requirements which consider the severity of the problem identified. Analysis work using intelligent pigs can be routinely performed with maintenance monitoring programs implemented as a method for increasing safety for people, property and the environment.

    SPECIALTY CHEMICAL SERVICES. Specialty chemical services are provided to customers in the upstream and downstream oil and natural gas businesses through the Company's Unichem division. These services involve the design of treatments and the sale of products to reduce the negative effects of corrosion, scale, paraffin, bacteria, and other contaminants in the production and processing of oil and natural gas. Unichem's products are used by customers engaged in crude oil production, natural gas processing, raw and finished oil and natural gas product transportation, refining, fuel additizing and petrochemical manufacturing. Unichem's chemicals address two principal priorities of such customers: (1) the protection of the customer's capital investment in metal goods, such as downhole casing and tubing, pipelines and process vessels, and
(2) the treatment of fluids to allow the fluid to meet the specifications of the particular operation, such as production transferred to a pipeline, water discharged overboard from a platform, or fuel sold at a marketing terminal.

OPERATIONS

    Pressure pumping services are provided to both land-based and offshore customers on a 24-hour, on-call basis, through regional and district facilities in over 100 locations worldwide, utilizing complex, truck-or skid-mounted equipment designed and constructed for the particular pressure pumping service furnished. After such equipment is moved to a well location, it is configured with appropriate connections to perform the specific services required. The mobility of this equipment permits the Company to provide pressure pumping services to changing geographic areas. Management believes that the Company's pressure pumping equipment is adequate to service both current and projected levels of market activity in the near term.

    The Company maintains a fleet of mobile cement pumping equipment for onshore operations. Offshore operations are performed with skid-mounted cement pumping units primarily using the Company's patented Recirculating Averaging Mixer ("RAM"). Since 1992, the Company has utilized computerized systems which allow for real-time monitoring and control of the cementing processes.

    Principal materials utilized in the pressure pumping business include cement, fracturing proppants, acid and bulk chemical additives. Generally, these items are available from several suppliers, and the Company utilizes more than one supplier for each item. The Company also produces certain of its specialized pressure pumping products through company-owned blending facilities in Germany, Singapore and Canada. Sufficient material inventories are maintained to allow the Company to provide on-call services to its customers to whom the materials are resold in the course of providing pressure pumping services. Repair parts and maintenance items for pressure pumping equipment are carried in inventory to ensure continued operations without significant downtime caused by parts shortages. The Company has experienced only intermittent tightness in supply or extended lead times in obtaining necessary supplies of these materials or replacing equipment parts and does not anticipate any chronic shortage of any of these items in the foreseeable future.

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

ENGINEERING AND SUPPORT SERVICES

    The Company maintains two primary research and development centers--one in Tomball, Texas (near Houston) and the other in Calgary, Alberta. The Company's research and development organization is divided into five distinct areas--Petroleum Engineering, Software Applications, Instrumentation Engineering, Mechanical Engineering and Coiled Tubing Engineering.

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

    MECHANICAL ENGINEERING. Though similarities exist between the major competitors in the general design of their pumping equipment, the actual engine/transmission configurations as well as the mixing and blending systems differ significantly. Additionally, different approaches to the integrated control systems result in equipment designs which are usually distinct in performance characteristics for each competitor. The Company's Mechanical Engineering group is responsible for the design and manufacturing of virtually all of the Company's primary pumping and blending equipment. However, some primary pumping equipment and certain peripheral support equipment which is generic to the industry is purchased externally. The Company's Mechanical Engineering group provides new product design as well as support to the rebuilding and field maintenance functions.

    COILED TUBING ENGINEERING. The Coiled Tubing Engineering group is located in Calgary, Alberta. This group provides most of the support and research and development activities for the Company's coiled tubing services. Development work for drilling applications (DUCT-TM-) involves using coiled tubing directional drilling technology for completions and directional underbalanced drilling. The Company is also actively involved in the ongoing development of downhole tools that may be run on coiled tubing, including rotary jetting equipment and through tubing inflatable packer systems. The Company's SandVac system is a licensed jet pump system used with concentric coiled tubing to clean unwanted sand from horizontal wells. The tool and coiled tubing configuration allow sand to be drawn into the system and brought to surface through a cleaning process analogous to a vacuum.

MANUFACTURING

    In addition to the engineering facility, the Company's research and technology center near Houston also houses its main equipment and instrumentation manufacturing facility. This operation currently occupies approximately 105,000 square feet and includes complete fabrication, engine and transmission rebuilding, pump manufacturing and assembly capabilities. The Company is in the process of expanding these facilities by an additional 240,000 square feet to provide additional laboratories, warehousing, training, manufacturing and engineering facilities and to consolidate certain logistical operations. The Company also has smaller manufacturing capabilities in selected international locations. The Company employs outside vendors for manufacturing of its coiled tubing units and certain fabrication work, but is not dependent on any one source.

COMPETITION

    PRESSURE PUMPING SERVICES. There are two primary companies with which the Company competes in pressure pumping services, Halliburton Energy Services, a division of Halliburton Company, and Dowell, a division of Schlumberger Ltd. These companies have operations in most areas of the U.S. in which the Company participates and in most international regions. It is estimated that, exclusive of "captive" service companies, these two competitors, along with the Company, provide over 90% of pressure pumping services to the industry. Several smaller companies compete with the Company in certain areas of the U.S. and in certain international locations. The principal methods of competition which apply to the Company's business are its prices, service record and reputation in the industry. While Halliburton Energy Services and Dowell are larger in terms of overall revenues, the Company has a number one or a number two share position in several markets, including many regions in the United States, the North Sea, Latin America and Canada.

    OTHER SERVICES. The Company believes that it is one of the largest suppliers of tubular services in the U.K. North Sea and has expanded such services into other international markets in the past several years. The largest provider of tubular services is Weatherford International, Inc. In the U.K., tubular services are typically provided under long-term contracts which limit the opportunities to compete for business until the end of the contract term. In continental Europe, shorter-term contracts are typically available for bid by the provider of tubular services. The Company believes it is the largest provider of commissioning and leak detection services and one of the largest providers of pipeline inspection services. In specialty chemical services, there are several competitors significantly larger than the Company.

MARKETS AND CUSTOMERS

    Demand for the Company's services and products depends primarily upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity worldwide.

    The Company's principal customers consist of major and independent oil and natural gas producing companies. During 1998, the Company provided oilfield services to over 2,500 customers, none of which accounted for more than 5% of consolidated revenues. While the loss of certain of the Company's largest customers could have a material adverse effect on Company revenues and operating results in the near term, management believes the Company would be able to obtain other customers for its services in the event it lost any of its largest customers.

    UNITED STATES. The Company provides its pressure pumping services to its U.S. customers through a network of over 50 locations throughout the U.S., a majority of which offer both cementing and stimulation services. Demand for the Company's pressure pumping services in the U.S. is primarily driven by oil and natural gas drilling activity, which is affected by the current and anticipated prices of oil and natural gas. Due to aging oilfields and lower-cost sources of oil internationally, drilling activity in the U.S. has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986 and 1992. Excess capacity among pumping service companies has generally resulted in the inability to generate adequate returns on new capital investments. To improve returns in this environment, management believes it is important to operate with a greater "critical mass" in the key U.S. markets. This conclusion led to the decision to consolidate the Company's operations with those acquired from Western, which had a larger presence in the U.S., and from Nowsco. While U.S. drilling activity temporarily rebounded during 1997 and the beginning of 1998, it has since retracted due to weak oil prices.

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

    Other than Canada, the international market is somewhat less volatile than the U.S. market. Due to the significant investment and complexity in international projects, management believes drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective with regard to oil and natural gas pricing. Additionally, the international market is dominated by major oil companies and national oil companies which tend to have different objectives and more operating stability than the typical independent producer in the U.S. International activities have been increasingly important to the Company's results of operations since 1992, when the Company implemented a strategy to expand its international presence.

    The Company now operates in most of the major oil and natural gas producing regions of the world. International operations are subject to special risks that can materially affect the sales and profits of the Company, including currency exchange rate fluctuations, the impact of inflation, governmental expropriation, exchange controls, political instability and other risks. With the exception of Canada, however, the majority of the Company's services are billed in U.S. dollars.

EMPLOYEES

    At September 30, 1998, the Company had a total of 8,220 employees. Approximately 53% of the Company's employees are employed outside the United States. As a result of continued worsening of industry conditions, the Company has further reduced its workforce to a total of 7,903 employees as of November 30, 1998.

GOVERNMENTAL AND ENVIRONMENTAL REGULATION

    The Company's business is affected both directly and indirectly by governmental regulations relating to the oil and natural gas industry in general, as well as environmental and safety regulations which have specific application to the Company's business.

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

    The Company has implemented and continues to implement various procedures to further assure its compliance with environmental regulations. Such procedures generally pertain to the operation of underground storage tanks, disposal of empty chemical drums, improvement to acid and wastewater handling facilities and cleaning of certain areas at the Company's facilities. The estimated future cost for such procedures is $6.3 million which will be incurred over a period of several years, and for which the Company has provided appropriate reserves. In addition, the Company maintains insurance for certain environmental liabilities which the Company believes is reasonable based on its knowledge of the industry.

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

    To remain competitive, the Company devotes significant resources to developing technological improvements to its pumping services products. Many of these improvements have centered on improving products in fracturing systems and, more recently, in deepwater cementing applications.

    In 1991, the Company introduced a borate based fracturing fluid, Spectra Frac G-Registered Trademark-, which is being widely used in the U.S. stimulation market and the North Sea. In 1993, this product was complemented with two additional fracturing fluids, Spartan Frac and Medallion Frac, which have expanded the Company's services line offering to cover a broader range of economic and downhole design variables. During 1994, the Company commercialized a proprietary enzyme process used in conjunction with the three fracturing fluids. These "enzyme breakers" significantly enhance the production of oil and natural gas in a wide range of wells. During 1998, the Company introduced a low polymer fracturing fluid

(Vistar-TM-) designed to provide greater fracture length with minimal polymer residue. This product has been successfully utilized in over a hundred applications during 1998. At the same time, the Company is currently working with its suppliers to develop a new type of proppant coating designed to control proppant flowback and extend the life of the fracturing treatment.

    To address the trend towards more deepwater completions, the Company has developed DeepSet, a cementing system designed to handle low sea floor temperatures, and new automated foam cementing equipment designed to address shallow water flows typically found in deepwater environments.

    The testing and development of new products is an integral part of the Company's pipeline inspection and coiled tubing businesses. Developments also include a MFL corrosion inspection tool; Rotojet-TM-, a tool for use in wellbore scale removal; SandVac, a licensed jet pump system used to clean unwanted sand from horizontal wells, and various downhole tools and other technologies used in directional drilling applications using coiled tubing. Additionally, the Company operates under various license arrangements, generally ranging from 10 to 20 years in duration, relating to certain products or techniques. None of these license arrangements is material.

    The Company intends to continue to devote significant resources to its research and development efforts. For information regarding the amounts of research and development expenses for each of the three fiscal years ended September 30, 1998, see Note 12 of the Notes to Consolidated Financial Statements.

RISK FACTORS

    This document contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements discuss the Company's prospects, expected revenues, expenses and profits, strategies for its operations, Year 2000 readiness and other subjects. All of these areas are subject to risks and uncertainties. The forward-looking statements are based on assumptions which may not prove to be accurate. Actual results could differ significantly from the results expected, as a result of the risk factors discussed below.

    The Company's operations are subject to hazards present in the oil and natural gas industry, such as fire, explosion, blowouts and oil spills. These incidents as well as accidents or problems in normal operations can cause personal injury or death and damage to property or the environment. The customer's operations can also be interrupted. From time to time, customers seek to recover from the Company for damage to their equipment or property that occurred while the Company was performing work. In the pressure pumping business, these include customer claims for loss of oil and natural gas production and damage to underground reservoir formations. In the specialty chemical business, some products are sold for use in refineries. In the process and pipeline business, work is done on petrochemical plants as well as pipelines. Damage to the customer's property could be extensive if a major problem occurred.

    The Company has insurance coverage that it believes is customary in the industry against these hazards. However, such insurance has large deductibles and certain exclusions. The Company's insurance premiums can be increased or decreased based on the claims made by the Company under its insurance policies. The insurance does not cover damages from breach of contract by the Company or based on alleged fraud or deceptive trade practices. Whenever possible, the Company obtains agreements from customers that limit the Company's liability. Insurance and customer agreements do not provide complete protection against the losses and risks described above.

    The Company's international operations are subject to special risks that can significantly affect the Company's sales and profits. These risks include changes in currency exchange rates, the impact of inflation, governmental expropriation of assets, exchange controls, political instability and other risks.

    Other risk factors that could cause actual results to be different from those expected include: lower prices and decreased drilling for oil and natural gas; higher prices for products used by the Company in its operations; lower spending by customers in the oil and natural gas industry; changes in environmental laws; and computer software and hardware used by government entities, service providers, vendors, customers and the Company that are impacted by Year 2000 date references. Most of these risks are beyond the control of the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The current executive officers of the Company and their positions and ages are as follows:

                                                                                                                  OFFICE
                                                                                                                   HELD
              NAME                    AGE     POSITION WITH THE COMPANY                                            SINCE
---------------------------------     ---     -----------------------------------------------------------------  ---------
J. W. Stewart....................     54      Chairman of the Board, President and Chief Executive Officer         1986

Michael McShane..................     44      Senior Vice President--Finance and Chief Financial Officer           1998

David Dunlap.....................     37      Vice President, President--International Division                    1995

Matthew D. Fitzgerald............     41      Vice President and Controller                                        1998

Thomas H. Koops..................     52      Vice President--Technology and Logistics                             1988

Margaret B. Shannon..............     49      Vice President--General Counsel                                      1994

T. M. Whichard...................     40      Vice President and Treasurer                                         1998

Kenneth A. Williams..............     48      Vice President, President--U.S. Division                             1991

Stephen A. Wright................     51      Director of Human Resources                                          1987

    Mr. Stewart joined Hughes Tool Company in 1969 as Project Engineer. He served as Vice President-- Legal and Secretary of Hughes Tool Company and as Vice President--Operations for a predecessor of the Company prior to being named President of the Company in 1986.

    Mr. McShane joined the Company from Reed Tool Company in 1987 as Vice President --Finance and was named Senior Vice President--Finance in 1998. At Reed Tool Company he held various financial management positions including Corporate Controller and Regional Controller of Far East Operations.

    Mr. Dunlap joined the Company in 1984 as a District Engineer and was named Vice President-- International Operations in December 1995. He has previously served as Vice President--Sales for the Coastal Division of North America and U.S. Sales and Marketing Manager.

    Mr. Fitzgerald joined the Company as Controller in 1989 from Baker Hughes Incorporated and was named Vice President in 1998. Prior thereto, he was a Senior Manager with the certified public accounting firm of Ernst & Whinney.

    Mr. Koops joined the Company as Manager--Products and Technical Services in 1976, prior to being named Vice President--Manufacturing and Logistics of the Company in 1988 and to his current position in 1992.

    Ms. Shannon joined the Company in 1994 as Vice President--General Counsel from the law firm of Andrews & Kurth L.L.P. where she had been a partner since 1984.

    Mr. Whichard joined the Company as Tax and Treasury Manager in 1989 from Weatherford International and was named Treasurer in 1992 and Vice President in 1998. Prior to being named Treasurer in 1992, he served in various positions including Tax Director and Assistant Treasurer.

    Mr. Williams joined the Company in 1973 and has since held various positions in the U.S. operations. Prior to being named Vice President--North American Operations in 1991, he served as Region Manager--Western U.S. and Canada.

    Mr. Wright joined the Company as Manager of Compensation and Benefits in 1985 from Global Marine Inc., an offshore drilling company, and assumed his current position with the Company in 1987.

ITEM 2. PROPERTIES

    The Company's properties consist primarily of pressure pumping and blending units and related support equipment such as bulk storage and transport units. Although a portion of the Company's pressure pumping and blending fleet is being utilized through a servicing agreement with an outside party, the majority of its worldwide fleet is owned and unencumbered. The Company's tractor fleet, most of which in the U.S. is leased, is used to transport the pumping and blending units. The Company's domestic light duty truck fleet is also leased, whereas a majority of vehicles in the international operations are owned by the Company.

    The Company both owns and leases regional and district facilities from which pressure pumping services and other oilfield services are provided to land-based and offshore customers. The Company's principal executive offices in Houston, Texas are leased. The technology and research centers located near Houston, Texas and Calgary, Alberta are owned by the Company, as are blending facilities located in Germany, Singapore and Canada. The Company operates several stimulation vessels, including one in the North Sea and five in South America which are owned, and four in the Gulf of Mexico on which the hulls are leased. The Company believes that its facilities are adequate for its current operations. For additional information with respect to the Company's lease commitments, see Note 11 of the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

    The Company, through performance of its service operations, is sometimes named as a defendant in litigation, usually relating to claims for bodily injuries or property damage (including claims for well or reservoir damage). The Company maintains insurance coverage against such claims to the extent deemed prudent by management. The Company believes that there are no existing claims that are likely to have a materially adverse effect on the Company for which it has not already provided.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted for stockholders' vote during the fourth quarter of the fiscal year ended September 30, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

    The Common Stock of the Company began trading on The New York Stock Exchange in July 1990 under the symbol "BJS". Warrants to purchase common stock ("Warrants") were issued in April 1995 and trade under the symbol "BJSW". At December 4, 1998 there were approximately 2,011 holders of record of the Company's Common Stock and 1,219 holders of record of the Warrants.

    The following table sets forth for the periods indicated the high and low sales prices per share for the Company's Common Stock and Warrants reported on the NYSE composite tape.

                                                                              COMMON STOCK PRICE   WARRANT PRICE RANGE
                                                                                    RANGE
                                                                             --------------------  --------------------
                                                                               HIGH        LOW       HIGH        LOW
                                                                             ---------  ---------  ---------  ---------
Fiscal 1997
  1st Quarter..............................................................  $   26.25  $   18.19  $   27.63  $   14.00
  2nd Quarter..............................................................      27.69      19.13      30.50      15.25
  3rd Quarter..............................................................      29.25      21.69      33.38      19.25
  4th Quarter..............................................................      37.85      26.88      49.75      29.00
Fiscal 1998
  1st Quarter..............................................................      45.38      31.88      64.50      38.00
  2nd Quarter..............................................................      43.81      26.94      56.50      28.75
  3rd Quarter..............................................................      39.81      24.75      51.88      24.63
  4th Quarter..............................................................      30.19      11.88      33.38       5.50
Fiscal 1999
  1st Quarter (through December 4, 1998)...................................      22.50      12.88      18.69       6.50

    Since its initial public offering in 1990, BJ Services has not paid any cash dividends to its stockholders. The Company expects that, for the foreseeable future, any earnings will be retained for the development of the Company's business or used for the share repurchase program discussed below and, accordingly, no cash dividends are expected to be declared on the Common Stock. At September 30, 1998, there were 76,375,440 shares of Common Stock issued and 70,434,295 shares outstanding. On December 11, 1997, the Company's Board of Directors approved a 2 for 1 stock split, which was distributed on February 20, 1998 in the form of a stock dividend, to holders of record as of January 30, 1998. On December 19, 1997, the Company's Board of Directors authorized a stock repurchase program of up to $150 million (subsequently increased to $300 million in May 1998), effective immediately. Repurchases are made at the discretion of the Company's management and the program will remain in effect until terminated by the Company's Board of Directors. During fiscal 1998, the Company purchased 5,996,400 shares at a cost of $196.6 million.

    The Bank Credit Facility prohibits any dividend payments when the Company's debt to capitalization ratio exceeds 35% immediately prior to and after giving effect to the declaration of any dividend, except that the Company may declare and make dividend payments solely in its capital stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources and Liquidity" and Note 6 of the Notes to Consolidated Financial Statements.

    The Company has a Stockholder Rights Plan (the "Rights Plan") designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. Under this plan, each outstanding share of the Company's Common Stock includes one preferred share purchase right ("Right") which becomes exercisable under certain circumstances, including when beneficial ownership of the Company's Common Stock by any person, or group, equals or exceeds 15% of the Company's outstanding Common Stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $150, subject to adjustment under certain circumstances. Upon the occurrence of certain events specified in the Rights Plan, each holder of a Right (other than an Acquiring Person) will have the right, upon exercise of such Right, to receive that number of shares of common stock of the Company (or the surviving corporation) that, at the time of such transaction, would have a market price of two times the purchase price of the Right. No shares of Series A Junior Participating Preferred Stock have been issued by the Company. The Rights were proportionately adjusted as of the stock split record date to reflect the effect of the stock split.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth certain selected historical financial data of the Company. The selected operating and financial position data as of and for each of the five years in the period ended September 30, 1998 have been derived from the audited consolidated financial statements of the Company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto which are included elsewhere herein.

                                                                   AS OF AND FOR THE YEAR ENDED SEPTEMBER 30,
                                                      --------------------------------------------------------------------
                                                          1998          1997        1996(1)       1995(1)         1994
                                                      ------------  ------------  ------------  ------------  ------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
  Revenue...........................................  $  1,527,468  $  1,466,573  $    965,261  $    633,660  $    434,476
  Operating expenses, excluding unusual charges and
    goodwill amortization...........................     1,289,295     1,269,731       875,022       592,905       414,493
  Goodwill amortization.............................        13,824        14,435         7,910         3,266         1,298
  Unusual charges(2)................................        26,586                       7,425        17,200
  Operating income..................................       197,763       182,407        74,904        20,289        18,685
  Interest expense..................................       (25,685)      (30,715)      (26,948)      (15,164)       (7,383)
  Other income (expense)--net.......................          (772)        1,727         3,321         2,763           745
  Income tax expense (benefit)......................        54,654        46,462        12,105        (1,102)        2,006
  Income before cumulative effect of accounting
    change..........................................       117,400       107,906        40,486         9,889        10,770
  Cumulative effect of change in accounting
    principle, net of tax(3)........................                                                               (10,400)
  Net income........................................       117,400       107,906        40,486         9,889           370
  Earnings per share before cumulative effect of
    accounting change:
    Basic...........................................          1.58          1.40           .66          0.23          0.34
    Diluted.........................................          1.44          1.31           .65          0.23          0.34
  Depreciation and amortization.....................        91,497        90,376        66,050        42,064        25,335
  Capital expenditures(4)...........................       167,961       102,198        54,158        30,966        39,345

FINANCIAL POSITION DATA (AT END OF PERIOD):
  Property--net.....................................  $    602,028  $    540,356  $    558,156  $    416,810  $    198,844
  Total assets......................................     1,743,701     1,726,768     1,709,160       989,683       410,066
  Long-term debt, excluding current maturities......       241,869       298,634       523,004       259,566        74,700
  Stockholders' equity..............................       900,064       960,227       841,703       466,795       189,927

------------------------

(1) Includes the effect of the acquisitions of Nowsco in 1996 and Western in 1995, both of which were accounted for as purchases in accordance with generally accepted accounting principles. For further details of the Nowsco Acquisition, see Note 3 of the Notes to Consolidated Financial Statements.

(2) Unusual charges represent nonrecurring costs associated with the downturn in oilfield drilling activity in 1998 and the acquisitions of Nowsco in 1996 and Western in 1995. For further details of the 1998 and 1996 unusual charges, see Note 4 of the Notes to Consolidated Financial Statements.

(3) In 1994, the Company changed its method of accounting for postretirement benefits other than pensions in accordance with SFAS 106.

(4) Excluding acquisitions of businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company's operations are primarily driven by the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity worldwide. Drilling activity, in turn, is largely dependent on the price of oil and natural gas. This situation often leads to volatility in the Company's revenues and profitability, especially in the United States and Canada, where the Company generated approximately 60% of its revenues during fiscal 1998. This volatility has been particularly evident during the latter half of 1998 when, as a result of low oil prices (recently falling below $11 per barrel), the industry has recently experienced the lowest worldwide oilfield drilling activity levels in the last 50 years.

    Due to "aging" oilfields and lower-cost sources of oil internationally, drilling activity in the United States has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986 and 1992. While U.S. drilling activity temporarily rebounded during 1997 and the beginning of 1998, exceeding 1,000 active rigs for the first time since 1991, it has since retracted due to weak oil prices. While the average active rig count in the U.S. for the fiscal year ended September 30, 1998 was flat with the prior year, averaging 906 rigs, the last quarter of the fiscal year averaged only 794 active rigs, or 20% below the prior year's fourth quarter. Most of the decline occurred in rigs drilling for oil, down 41% during the period. The U.S. active rig count has continued to decline subsequent to the end of the fiscal year, reaching a low of 669 during December 1998.

    With the exception of Canada, international drilling activity has historically been less volatile than domestic drilling activity. Due mainly to reduced activity in Latin America, the average international rig count, excluding Canada, declined 2% during fiscal 1998. While the Canadian average rig count declined only 5% during the fiscal year, it was down 49% during the fourth fiscal quarter compared to the same period in the prior year and has continued to decline subsequent to the fiscal year end.

EXPANSIONS AND ACQUISITIONS

    The Company's expansion and acquisition efforts over the past several years have been focused on adding critical mass to its U.S. operations and international geographic expansions of its existing service lines. The Company has completed two major acquisitions since 1995--the acquisition of The Western Company of North America in April 1995 (the "Western Acquisition") and the acquisition of Nowsco Well Service Ltd. in June 1996 (the "Nowsco Acquisition").

    The Western Acquisition was completed for a total purchase price of $511.4 million (including transaction costs of $7.2 million), for which the Company paid approximately half in cash and half in shares of the Company's common stock and warrants to purchase common stock. The Western Acquisition provided the Company with a greater critical mass with which to compete in domestic and international markets and the realization of significant consolidation benefits. The Western Acquisition increased the Company's existing total revenue base by approximately 75% and more than doubled the Company's domestic revenue base. In addition, in excess of $40 million of annual overhead and redundant operating costs were eliminated by combining the two companies.

    The Nowsco Acquisition was completed for a total purchase price of $582.6 million (including transaction costs of $6.2 million) in cash. The Nowsco Acquisition accomplished three primary objectives: (i) it gave the Company the number one pumping services market position in Canada (where the Company had not operated since 1992) and added to the Company's existing market position in several key U.S. and international markets; (ii) it provided a technological leadership position in the high-growth coiled tubing service line; and (iii) it provided in excess of $20 million of additional annual cost savings through consolidation of redundant overhead and operating bases. The Nowsco Acquisition added approximately 40% to the Company's then existing revenue base.

    The Company's other expansion efforts during the past three years have included the expansion of pumping services into several key international markets including Bolivia and Brazil (through acquisition of shares from the Company's joint venture partners), Saudi Arabia, Bangladesh and Vietnam; expanding tubular services and process and pipeline services into geographic regions outside the North Sea, and adding additional stimulation equipment capacity in key Latin American markets.

RESULTS OF OPERATIONS

    The following table sets forth selected key operating statistics reflecting industry rig count and the Company's financial results:

                                                                YEAR ENDED SEPTEMBER 30,
                                                             -------------------------------
                                                               1998       1997       1996
                                                             ---------  ---------  ---------
Rig Count:(1)
  U.S......................................................        906        906        759
  International............................................      1,109      1,147      1,032
Revenue per rig (in thousands).............................  $   758.0  $   714.4  $   539.0
Revenue per employee (in thousands)........................  $   174.8  $   185.8  $   173.0
Percentage of gross profit to revenue(2)...................       24.5%      21.8%      18.6%
Percentage of research and engineering expense to
  revenue..................................................        2.0%       1.7%       1.8%
Percentage of marketing expense to revenue.................        3.6%       3.5%       4.1%
Percentage of general and administrative expense to
  revenue..................................................        3.3%       3.1%       3.5%

------------------------

(1) Industry estimate of drilling activity as measured by average active rigs.

(2) Gross profit represents revenue less cost of sales and services.

    REVENUE: The Company's revenue increased for the sixth consecutive year during 1998, albeit at a slower growth rate than the previous two fiscal years which were influenced by major acquisitions. Revenues increased by 4% during 1998, with each of the Company's major service lines--pressure pumping, process and pipeline services, tubular services and specialty chemicals--increasing during the year despite the 2% decline in worldwide drilling activity. The 1997 revenue increase of 52% was primarily as a result of the Nowsco Acquisition and the recovery in U.S. drilling activity.

UNITED STATES REVENUE

    The Company's U.S. revenue increased by 1% and 42% in 1998 and 1997, respectively. The 1998 increase was due to approximately 8-10% better pricing offset by a slight decline in market share. U.S. drilling activity was flat during the year. Fiscal 1998 also showed a continuation of the shift away from oilfield drilling and more towards drilling for natural gas. This trend is expected to continue for the near future as oil prices remain weak and the better drilling prospects appear to be in the natural gas regions of the U.S. In addition, U.S. pricing declined by approximately 5% from the third to the fourth fiscal quarter and may decline further if drilling activity continues to decline.

    The 1997 increase was due to a combination of the Nowsco acquisition, improved drilling activity and better pricing. The Nowsco Acquisition added approximately 15-20% to the Company's U.S. revenues beginning in the fourth quarter of fiscal 1996, providing nine months of additional benefit during fiscal 1997. Taking into account the previous year's pre-acquisition Nowsco revenues, the U.S. operations showed a pro forma revenue increase of 26%. Activity, as measured by the rig count, increased by 19% during this period. Pricing improved by approximately 7-8% mainly through price book increases implemented in July 1996 and June 1997. Pricing showed stronger improvement (12-13%) during the last quarter of the year due to tightening capacity in the U.S. pressure pumping market. While management believes the Company retained most of the key customers of Nowsco, it estimates the Company may have experienced 1-2% of market share deterioration on a pro forma basis during 1997 due to the loss of certain low-priced Nowsco business to a new competitor and job turndowns due to personnel and equipment limitations.

INTERNATIONAL REVENUE

    International revenue increased by 8% and 64% during 1998 and 1997, respectively. With the exception of its Canadian operations, each of the Company's international pressure pumping regions generated revenue increases during 1998. The largest increases occurred in the Asia Pacific and Middle East regions due to growth in stimulation and coiled tubing services and expansions into Saudi Arabia and Bangladesh. Partially offsetting these increases were revenue declines in Canada and Venezuela due to lower oil drilling activity, and a $15 million decline in international equipment sales.

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

    Each of the Company's other international service lines, which primarily consist of tubular services and process and pipeline services, also showed revenue increases in both 1998 and 1997 due to stronger activity and expansions into new markets.

    OPERATING INCOME: Operating income increased in both 1998 and 1997 due to strong oilfield services activity and pricing during 1997 and the first half of 1998, improved margins in each of the Company's service lines, and in 1997 due to the Nowsco Acquisition. Partially offsetting this improvement was a $26.6 million unusual charge recorded in 1998 primarily associated with the downturn in the oilfield services industry during the later part of 1998.

    The cost of sales and services as a percentage of revenue declined to 75.5% in 1998, down from 78.2% and 81.4% in 1997 and 1996, respectively. The improvement resulted primarily from cost reduction efforts implemented after the Nowsco Acquisition and from the operating leverage from the stronger activity levels. Net pricing also improved during 1998 and 1997 as a result of U.S. price book increases in June and November 1997, and from discount reductions during 1997 through the first half of 1998. During the fourth quarter of fiscal 1998, however, U.S. pricing declined by approximately 5% and could decline further should drilling activity continue to decline. The increases in the other operating expenses (research and engineering, marketing and general and administrative expenses) are reflective of increased support costs from the higher activity levels, as well as increased spending on coiled tubing and downhole tool research, international commissions and information systems. In addition, these expenses increased during 1997 due to additional overhead from the former Nowsco operations and higher incentives.

    Goodwill amortization increased in 1997 due to the Nowsco Acquisition, which resulted in additional goodwill amortization of $9.5 million during the year. The 1998 unusual charge includes employee severance, writedown of idle equipment and facilities, and various other costs primarily associated with the 1998 downturn in the oilfield services industry. The 1996 unusual charge was taken in conjunction with consolidation programs associated with the Nowsco Acquisition. Included in the 1996 unusual charge were adjustments to the carrying value of duplicate operating facilities, severance and related benefit costs, and legal and other costs that would not have been incurred had the Nowsco Acquisition not occurred. For further details of the unusual charges, see Note 4 of the Notes to Consolidated Financial Statements.

    OTHER: Interest expense declined in 1998 due to strong operating cash flows during the year (see Capital Resources and Liquidity) and from the effects of an equipment financing transaction which occurred near the end of the prior fiscal year. These items were partially offset by repurchases of the Company's outstanding stock, which totaled $196.6 million during 1998. In 1997, interest expense increased as a result of additional borrowings to fund the Nowsco Acquisition. The Company's weighted average borrowing costs, however, declined during 1997 primarily as a result of two factors: (i) utilization of lower interest rate facilities and (ii) improvement in the Company's credit ratings. See also "Financial Condition--Capital Resources and Liquidity" and Note 6 of the Notes to Consolidated Financial Statements. Other income (expense)--net resulted in a net expense due to higher profitability from the Company's international joint ventures resulting in increased amounts payable to its minority partners. Each of the previous two years was a net gain due primarily to gains on asset sales and royalty income. See Note 12 of Notes to Consolidated Financial Statements.

    INCOME TAXES: Primarily as a result of profitability in international jurisdictions where the statutory tax rate is below the U.S. rate, the availability of certain nonrecurring tax benefits and the availability of tax benefits from the Company's reorganization pursuant to its initial public offering in 1990, the Company's effective tax rate has remained below the U.S. statutory rate during each of the past three years. The effective tax rate increased to 30% in 1997 and 32% in 1998 primarily as a result of a higher U.S. profitability and a reduction in the above mentioned reorganization benefits. While increasing the Company's effective tax rate, the greater U.S. profitability does not result in higher cash taxes due to the existence of U.S. net operating loss carryovers. The Company also recognized nonrecurring tax benefits of $1.9 million in 1996 from the favorable settlement of tax audits and tax losses attributable to foreign exchange fluctuations in certain international jurisdictions. See Note 8 of the Notes to Consolidated Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

    Net cash provided from operating activities increased in each of the last two years primarily due to the recovery in U.S. drilling activity during 1997 and the first half of 1998, gains from the Company's international growth initiatives and, in 1997, from the Nowsco Acquisition. In addition, in 1998 the slowdown in business during the last half of the year resulted in the liquidation in receivable balances of $28.7 million. In 1997, cash flows from operating activities were reduced by higher receivable balances and the payment of merger related expenses.

    Net cash used for investing activities was $161.0 million in 1998 compared to net cash provided from investing activities of $4.5 million in 1997 and net cash used for investing activities of $635.6 million in 1996. Capital spending increased to $168.0 million in 1998 compared to $102.2 million and $54.2 million in 1997 and 1996, respectively. The 1998 spending related primarily to additional fracturing and coiled tubing capacity for the Company's international growth initiatives, upgrades to the Company's U.S. pumping fleet and upgrades to the Company's information systems. The Company's 1997 property additions included two additional pumping service vessels (both operating in Latin America), expansion of cementing and stimulation capacity in the Gulf of Mexico and Latin America and upgrades to the Company's information systems. Major items included in 1996 spending were related to international expansion opportunities (primarily in Latin America) and offshore cementing skids. Net cash used for 1997 investing activities was offset by a transaction involving the transfer of certain pumping service equipment assets. Subsequent to the transfer of equipment, the Company received $100.0 million, which was used to repay outstanding bank debt. As a result of the reduced debt, the Company realized a reduction in future interest expense of approximately $6 million per year. The equipment is being used to provide services to the Company for its customers for which the Company is paying a service fee for a period of at least eight, but not more than fourteen, years. The transaction generated a deferred gain for book purposes of approximately $38 million, which is being amortized over a twelve-year period. The taxable gain of $91 million was completely offset with net operating loss carryforwards that are available to the Company as a result of the Western Acquisition. The tax benefit of the net operating loss utilization was recorded as a reduction to goodwill. Net cash used for 1997 investing activities was also impacted by the receipt of $20.3 from the sale of an idle stimulation vessel (the Renaissance) partially offset by higher property additions, and the acquisitions of Top Tool Company, Inc. and the remaining 51% ownership of the Company's previously unconsolidated joint venture in Argentina acquired with Nowsco. Investing activities in 1996 included the acquisition of the remaining 60% interest in the Company's joint venture in Brazil for total consideration of $5.4 million (consisting of $3.7 million cash and $1.7 million of debt assumed by the Company) and the Nowsco Acquisition for $582.6 million in cash.

    Projected capital expenditures for fiscal 1999 are expected to be significantly below 1998 levels due to the slowdown in worldwide drilling activity levels. The actual amount of 1999 capital expenditures (excluding acquisitions) will be primarily dependent upon maintenance capital levels and the availability of expansion opportunities and are expected to be funded by cash flows from operating activities and available credit facilities. Management believes cash flows from operating activities and available lines of credit, if necessary, will be sufficient to fund projected capital expenditures.

    The Company utilized net cash flows from operating and financing activities to repurchase $196.6 million of its common stock during 1998. The common stock was purchased under a stock repurchase program approved by the Company's Board of Directors in December 1997 and increased in May 1998, authorizing purchases up to $300 million at the discretion of the Company's management. Because net cash flows from operating activities exceeded the Company's capital requirements in 1997, the Company was able to reduce existing borrowings by $150.0 million during the year. In 1996, the Nowsco Acquisition was financed with the proceeds from the sale of 9.8 million shares of the Company's common stock that generated net proceeds of $323.1 million, with the remainder from borrowings under its credit facility.

    Management strives to maintain low cash balances while utilizing available credit facilities to meet the Company's capital needs. Any excess cash generated has historically been used to pay down outstanding borrowings or fund the Company's stock repurchase program. The Company has a committed, unsecured bank credit facility (the "Bank Credit Facility") which consists of a six-year term loan of approximately $157.1 million (currently drawn in both U.S. and Canadian dollars under a provision which is renewed annually at the option of the banks), which is repayable in 22 quarterly installments that began in March 1997, and a five year U.S. $225.0 million revolving facility available through June 2001. At September 30, 1998, borrowings outstanding under the Bank Credit Facility totaled $157.1 million, consisting solely of borrowings under the term loan. Principal reductions of term loans under the Bank Credit Facility are due in aggregate annual installments of $39.8 million; $42.6 million; $42.6 million and $32.1 million in the years ending September 30, 1999, 2000, 2001 and 2002, respectively.

    In addition to the committed facility, the Company had $246.3 million in various unsecured, discretionary lines of credit at September 30, 1998, which expire at various dates in 1999. There are no requirements for commitment fees or compensating balances in connection with these lines of credit. Interest on borrowings is based on prevailing market rates. At September 30, 1998 and September 30,

1997, there were $184.9 million and $59.8 million, respectively in outstanding borrowings under these lines of credit.

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

    The Company's interest-bearing debt increased to 34.1% of its total capitalization at September 30, 1998, compared to 29.5% at September 30, 1997, due to the repurchases of the Company's stock. The Bank Credit Facility includes various customary covenants and other provisions including the maintenance of certain profitability and solvency ratios and restrictions on dividend payments under certain circumstances. Management believes that the Bank Credit Facility, combined with other discretionary credit facilities and cash flow from operations, provides the Company with sufficient capital resources and liquidity to manage its routine operations and fund projected capital expenditures.

    At September 30, 1998, the Company had approximately $443 million of U.S. tax net operating loss carryforwards expiring in varying amounts between 2000 and 2011. The Company also had approximately $80 million of foreign tax net operating loss carryforwards and approximately $10 million of foreign investment tax credit carryforwards as of September 30, 1998. Of the foreign tax net operating loss carryforwards, approximately $45 million is not subject to an annual limitation and will carryforward indefinitely. The foreign investment tax credit carryforward and the remaining loss carryforward, if not used, will expire in varying amounts beginning in 1999. The potential impact of the expiration of net operating loss and investment tax credit carryforwards has been reflected in the deferred tax asset valuation allowance balance as of September 30, 1998 and 1997.

YEAR 2000 COMPLIANCE

    Historically, many computer programs have been written using two digits rather than four to define the applicable year. This programming practice could result in certain computerized applications failing to properly recognize a year that begins with "20" instead of "19". This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 issue."

    In July 1997, the Company established a formal program to assess the global impact of Year 2000 issues. The Company's own internal systems are the primary area of focus under this program. Such internal systems include, but are not limited to, data processing and financial reporting software applications, computerized job monitoring hardware and software used at the wellsite and in the Company's labs, embedded control systems and telecommunications and other support equipment. In addition, the program addresses the Company's reliance on third party suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues.

    The Company's Year 2000 program is comprised of four primary phases: (i) inventory of all existing equipment and systems; (ii) assessment of equipment and systems to identify those which are not Year 2000 ready and to prioritize critical systems and equipment; (iii) remediation or replacement of non-Year 2000 ready equipment and systems; (iv) testing and certification of Year 2000 readiness. The Company completed the worldwide inventory of its systems and equipment in September 1997. The Company has also completed the assessment phase (which included testing of any systems deemed to be already Year 2000 compliant) and developed plans for remediation or replacement of all non-compliant systems that are critical to its operations. The Company expects to have remediated those systems and equipment that are critical to its operations by no later than the end of June 1999. The remainder of 1999 will be focused on testing and certification of new and modified programs. Certain non-critical systems may not be addressed until after January 2000; however, the Company believes such systems will not disrupt the Company's operations in a material way. The Company has contacted all of its critical external suppliers of goods and services to assess their compliance efforts and the Company's exposure in the event of a failure of third party compliance efforts. The Company is in the process of reviewing and validating the responses from the suppliers of those products and services and in some cases is seeking additional information or certification. In situations where these suppliers are not compliant or do not respond, the Company is planning to develop contingency plans, including utilizing alternative suppliers.

    The comprehensive plan designed to achieve an uninterrupted transition into the Year 2000 is expected to cost the Company approximately $2.2 million. In 1998, the Company expensed $1.7 million related to Year 2000 readiness. In addition, the program has resulted in the acceleration of approximately $3.0 million in hardware and software expenditures to replace non-compliant systems. All expenditures related to the Year 2000 initiative are expected to be funded by cash flows from operations and are not expected to materially impact the results of operations. The cost of the project and the dates on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates. There can be no assurances that these estimates will be achieved and actual results could differ from what is currently anticipated.

    The Year 2000 issue is a pervasive problem for most companies due to the interdependence of computer systems. Therefore, the Company is continually assessing the risks surrounding this issue and its potential impact on the Company. Failure to address Year 2000 issues, including those critical internal systems, infrastructure and third party suppliers mentioned above, could result in business disruption that could materially affect the Company's operations. In an effort to minimize business interruptions, the Company is in the process of developing contingency plans in the event that circumstances prevent the Company or any of its third party suppliers from meeting any portion of their Year 2000 program schedules. These contingency plans are expected to be completed and in place by the end of the first quarter of 1999.

FORWARD LOOKING STATEMENTS

    This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 concerning, among other things, the Company's prospects, expected revenues, expenses and profits, developments and business strategies for its operations and Year 2000 readiness, all of which are subject to certain risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms and phrases such as "expect," "estimate," "project," "believe," and similar terms and phrases. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such statements are subject to general economic and business conditions, conditions in the oil and natural gas industry, the business opportunities that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the control of the Company. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates, primarily in the United States and Canada. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. A portion of the Company's borrowings are denominated in foreign currencies which exposes the Company to market risk associated with exchange rate movements. When necessary, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no foreign exchange contracts outstanding at September 30, 1998. All items described are non-trading and are stated in U.S. dollars.

                                                                      EXPECTED MATURITY DATES
                                                          -----------------------------------------------
                                                            1999     2000     2001     2002    THEREAFTER
                                                          --------  -------  -------  -------  ----------
                                                                          (IN THOUSANDS)

SHORT TERM BORROWINGS
Bank borrowings; US $ denominated.......................  $ 79,114
Average variable interest rate--6.00% at September 30,
 1998

Bankers' acceptance notes; Canadian $ denominated.......  $104,636
Average variable interest rate--6.21% at September 30,
 1998

Bank borrowings; Deutsche mark denominated..............  $  1,124
Average variable interest rate--3.97% at September 30,
 1998

DEBT

Current-term loan; US $ denominated.....................  $ 10,599
Variable interest rate--6.03% at September 30, 1998

Current-term loan; Canadian $ denominated...............  $ 29,333
Variable interest rate--6.18% at September 30, 1998

Non current-term loan; US $ denominated.................            $11,337   11,268    8,588
Variable interest rate--6.03% at September 30, 1998

Non current-term loan; Canadian $ denominated...........            $31,358   31,358   23,519
Variable interest rate--6.18% at September 30, 1998

7% Series B Notes--US $ denominated.....................                                        $124,441
Fixed interest rate--7%

                                                                     FAIR VALUE
                                                                    SEPTEMBER 30,
                                                           TOTAL        1998
                                                          --------  -------------
SHORT TERM BORROWINGS
Bank borrowings; US $ denominated.......................  $ 79,114    $ 79,114
Average variable interest rate--6.00% at September 30,
 1998
Bankers' acceptance notes; Canadian $ denominated.......  $104,636    $104,636
Average variable interest rate--6.21% at September 30,
 1998
Bank borrowings; Deutsche mark denominated..............  $  1,124    $  1,124
Average variable interest rate--3.97% at September 30,
 1998
DEBT
Current-term loan; US $ denominated.....................  $ 10,599    $ 10,599
Variable interest rate--6.03% at September 30, 1998
Current-term loan; Canadian $ denominated...............  $ 29,333    $ 29,333
Variable interest rate--6.18% at September 30, 1998
Non current-term loan; US $ denominated.................  $ 31,193    $ 31,193
Variable interest rate--6.03% at September 30, 1998
Non current-term loan; Canadian $ denominated...........  $ 86,235    $ 86,235
Variable interest rate--6.18% at September 30, 1998
7% Series B Notes--US $ denominated.....................  $124,441    $128,439
Fixed interest rate--7%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

Stockholders of BJ Services Company:

    We have audited the accompanying consolidated statements of financial position of BJ Services Company and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed at
Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BJ Services Company and subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basis consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Houston, Texas
November 24, 1998

                              BJ SERVICES COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                YEAR ENDED SEPTEMBER 30,
                                                             -------------------------------
                                                               1998       1997       1996
                                                             ---------  ---------  ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE
                                                                        AMOUNTS)
Revenue....................................................  $1,527,468 $1,466,573 $ 965,261
Operating Expenses:
    Cost of sales and services.............................  1,152,910  1,147,170    785,314
    Research and engineering...............................     30,308     24,820     17,094
    Marketing..............................................     55,333     51,555     39,309
    General and administrative.............................     50,744     46,186     33,305
    Goodwill amortization..................................     13,824     14,435      7,910
    Unusual charges........................................     26,586                 7,425
                                                             ---------  ---------  ---------
        Total operating expenses...........................  1,329,705  1,284,166    890,357
                                                             ---------  ---------  ---------
Operating income...........................................    197,763    182,407     74,904
Interest expense...........................................    (25,685)   (30,715)   (26,948)
Interest income............................................        748        949      1,314
Other income(expense)--net.................................       (772)     1,727      3,321
                                                             ---------  ---------  ---------
Income before income taxes.................................    172,054    154,368     52,591
Income tax expense.........................................     54,654     46,462     12,105
                                                             ---------  ---------  ---------
Net income.................................................  $ 117,400  $ 107,906  $  40,486
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------
Earnings Per Share:
    Basic..................................................  $    1.58  $    1.40  $     .66
    Diluted................................................  $    1.44  $    1.31  $     .65

Weighted-Average Shares Outstanding:
    Basic..................................................     74,482     76,868     61,188
    Diluted................................................     81,263     82,496     62,762

                 See Notes to Consolidated Financial Statements

                              BJ SERVICES COMPANY

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                     ASSETS

                                                                          SEPTEMBER 30,
                                                                       --------------------
                                                                         1998       1997
                                                                       ---------  ---------
                                                                          (IN THOUSANDS)
Current Assets:
  Cash and cash equivalents..........................................  $   1,625  $   3,900
  Receivables, less allowance for doubtful accounts: 1998,
    $9,090,000; 1997, $6,194,000.....................................    300,140    332,851
  Inventories:
    Finished goods...................................................     78,459     73,343
    Work in process..................................................      2,574      6,969
    Raw materials....................................................     30,153     23,922
                                                                       ---------  ---------
      Total inventories..............................................    111,186    104,234
  Deferred income taxes..............................................     12,767     12,986
  Other current assets...............................................     26,078     20,773
                                                                       ---------  ---------
      Total current assets...........................................    451,796    474,744
Property:
  Land...............................................................     12,086     14,332
  Buildings and other................................................    153,519    136,366
  Machinery and equipment............................................    883,600    781,883
                                                                       ---------  ---------
      Total property.................................................  1,049,205    932,581
  Less accumulated depreciation......................................    447,177    392,225
                                                                       ---------  ---------
      Property--net..................................................    602,028    540,356
  Goodwill, net of amortization......................................    503,259    513,388
  Deferred income taxes..............................................    171,164    183,076
  Investments and other assets.......................................     15,454     15,204
                                                                       ---------  ---------
                                                                       $1,743,701 $1,726,768
                                                                       ---------  ---------
                                                                       ---------  ---------

                 See Notes to Consolidated Financial Statements

                              BJ SERVICES COMPANY

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          SEPTEMBER 30,
                                                                       --------------------
                                                                         1998       1997
                                                                       ---------  ---------
                                                                          (IN THOUSANDS)
Current Liabilities:
  Accounts payable--trade............................................  $ 140,726  $ 162,467
  Short-term borrowings..............................................    184,874     62,492
  Current portion of long-term debt..................................     39,932     40,206
  Accrued employee compensation and benefits.........................     41,686     38,807
  Income taxes.......................................................     17,777     10,859
  Taxes other than income............................................      8,336     10,267
  Accrued insurance..................................................     12,303     15,486
  Other accrued liabilities..........................................     67,491     44,760
                                                                       ---------  ---------
      Total current liabilities......................................    513,125    385,344
Long-term debt.......................................................    241,869    298,634
Deferred income taxes................................................      9,021      7,598
Accrued postretirement benefits......................................     28,353     27,228
Minority interest and other long-term liabilities....................     51,269     47,737
Commitments and contingencies
Stockholders' Equity:
  Preferred stock (authorized 5,000,000 shares)
  Common stock, $.10 par value (authorized 160,000,000 shares;
    76,375,440 shares issued and 70,434,295 shares outstanding in
    1998; 77,061,524 shares issued and outstanding in 1997)..........      7,638      3,853
  Capital in excess of par...........................................    765,547    763,063
  Retained earnings..................................................    313,629    201,897
  Minimum pension liability adjustment...............................     (5,976)    (2,051)
  Cumulative translation adjustment..................................     13,395        540
  Unearned compensation..............................................       (365)    (7,075)
  Treasury stock at cost (1998--5,941,145 shares)....................   (193,804)
                                                                       ---------  ---------
      Total stockholders' equity.....................................    900,064    960,227
                                                                       ---------  ---------
                                                                       $1,743,701 $1,726,768
                                                                       ---------  ---------
                                                                       ---------  ---------

                 See Notes to Consolidated Financial Statements

                              BJ SERVICES COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                          CAPITAL                                                MINIMUM      CUMULATIVE
                            COMMON       IN EXCESS    TREASURY      UNEARNED      RETAINED       PENSION      TRANSLATION
                             STOCK        OF PAR        STOCK     COMPENSATION    EARNINGS      LIABILITY     ADJUSTMENT
                         -------------  -----------  -----------  -------------  -----------  -------------  -------------
                                                                  (IN THOUSANDS)
BALANCE, SEPTEMBER 30,
  1995.................    $   2,795     $ 415,242                                $  53,505                    $  (4,747)
Net income.............                                                              40,486
Issuance of stock for:
  Business
    acquisition........          978       322,086
  Stock options........           31         5,985
  Stock purchase
    plan...............            5           908
  Stock performance
    awards.............                      4,491                  $  (4,491)
Recognition of unearned
  compensation.........                                                 1,305
Cumulative translation
  adjustments..........                                                                                            3,124
                              ------    -----------  -----------  -------------  -----------  -------------  -------------
BALANCE, SEPTEMBER 30,
  1996                         3,809       748,712                     (3,186)       93,991                       (1,623)
Net income.............                                                             107,906
Issuance of stock for:
  Stock options........           36         7,270
  Stock purchase
    plan...............            8         1,676
  Warrants
    surrendered........                         16
  Stock performance
    awards.............                        964                       (964)
Recognition of unearned
  compensation.........                                                 1,500
Revaluation of stock
  performance awards...                      4,425                     (4,425)
Minimum pension
  liability, net of
  deferred tax
  benefit..............                                                                         $  (2,051)
Cumulative translation
  adjustments..........                                                                                            2,163
                              ------    -----------  -----------  -------------  -----------  -------------  -------------
BALANCE, SEPTEMBER 30,
  1997.................        3,853       763,063                     (7,075)      201,897        (2,051)           540
Net income.............                                                             117,400
Issuance of stock for:
  Stock options........            7         1,873
  Stock purchase
    plan...............            9         2,861
  Warrants
    surrendered........                         39
  Stock performance
    awards.............                      1,068                     (1,068)
  Stock split..........        3,769                                                 (3,769)
Treasury stock
  purchased............                               $(196,608)
Treasury stock
  reissued.............                                   2,804                      (1,899)
Recognition of unearned
  compensation.........                                                 1,850
Revaluation of stock
  performance awards...                     (7,790)                     5,928
Minimum pension
  liability, net of
  deferred tax
  benefit..............                                                                            (3,925)
Tax benefit from
  exercise of
  options..............                      4,433
Cumulative translation
  adjustments..........                                                                                          12 ,855
                              ------    -----------  -----------  -------------  -----------  -------------  -------------
BALANCE, SEPTEMBER 30,
  1998.................    $   7,638     $ 765,547    $(193,804)    $    (365)    $ 313,629     $  (5,976)     $  13,395
                              ------    -----------  -----------  -------------  -----------  -------------  -------------
                              ------    -----------  -----------  -------------  -----------  -------------  -------------


                            TOTAL
                         -----------

BALANCE, SEPTEMBER 30,
  1995.................   $ 466,795
Net income.............      40,486
Issuance of stock for:
  Business
    acquisition........     323,064
  Stock options........       6,016
  Stock purchase
    plan...............         913
  Stock performance
    awards.............
Recognition of unearned
  compensation.........       1,305
Cumulative translation
  adjustments..........       3,124
                         -----------
BALANCE, SEPTEMBER 30,
  1996                      841,703
Net income.............     107,906
Issuance of stock for:
  Stock options........       7,306
  Stock purchase
    plan...............       1,684
  Warrants
    surrendered........          16
  Stock performance
    awards.............
Recognition of unearned
  compensation.........       1,500
Revaluation of stock
  performance awards...
Minimum pension
  liability, net of
  deferred tax
  benefit..............      (2,051)
Cumulative translation
  adjustments..........       2,163
                         -----------
BALANCE, SEPTEMBER 30,
  1997.................     960,227
Net income.............    117, 400
Issuance of stock for:
  Stock options........       1,880
  Stock purchase
    plan...............       2,870
  Warrants
    surrendered........          39
  Stock performance
    awards.............
  Stock split..........
Treasury stock
  purchased............    (196,608)
Treasury stock
  reissued.............         905
Recognition of unearned
  compensation.........       1,850
Revaluation of stock
  performance awards...      (1,862)
Minimum pension
  liability, net of
  deferred tax
  benefit..............      (3,925)
Tax benefit from
  exercise of
  options..............       4,433
Cumulative translation
  adjustments..........      12,855
                         -----------
BALANCE, SEPTEMBER 30,
  1998.................   $ 900,064
                         -----------
                         -----------

                 See Notes to Consolidated Financial Statements

                              BJ SERVICES COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   YEAR ENDED SEPTEMBER 30,
                                                                -------------------------------
                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................................  $ 117,400  $ 107,906  $  40,486
Adjustments to reconcile net income to cash provided from
  operating activities:
  Depreciation and amortization...............................     91,497     90,376     66,050
  Net (gain) loss on disposal of assets.......................         89       (169)    (2,271)
  Recognition of unearned compensation........................      1,850      1,500      1,305
  Deferred income tax benefit.................................     31,426     28,764       (136)
  Unusual charge (noncash)....................................     15,278                 4,300
  Minority interest...........................................      3,206        805        519
Changes in:
  Receivables.................................................     28,689    (59,307)   (32,475)
  Accounts payable--trade.....................................    (22,248)    18,188      8,620
  Inventories.................................................     (5,750)   (13,355)    (3,717)
  Other current assets and liabilities........................     13,580     (6,638)   (29,438)
  Other, net..................................................      9,325    (24,525)    (2,037)
                                                                ---------  ---------  ---------
Net cash flows provided from operating activities.............    284,342    143,545     51,206

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions............................................   (167,961)  (102,198)   (54,158)
Proceeds from disposal of assets..............................      9,372    127,490      4,805
Acquisitions of businesses, net of cash acquired..............     (2,459)   (20,810)  (586,282)
                                                                ---------  ---------  ---------
Net cash provided from (used for) investing activities........   (161,048)     4,482   (635,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock........................                          323,064
Proceeds from exercise of stock options and stock purchase
  grants......................................................      5,696      9,006      6,929
Purchase of treasury stock....................................   (196,608)
Proceeds from (repayment of) bank borrowings--net.............     71,343   (150,030)   261,491
Principal payment on other long-term notes....................     (6,000)    (6,000)    (6,000)
                                                                ---------  ---------  ---------
Net cash flows provided from (used for) financing
  activities..................................................   (125,569)  (147,024)   585,484
Increase (decrease) in cash and cash equivalents..............     (2,275)     1,003      1,055
Cash and cash equivalents at beginning of year................      3,900      2,897      1,842
                                                                ---------  ---------  ---------
Cash and cash equivalents at end of year......................  $   1,625  $   3,900  $   2,897
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

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

    Certain amounts for 1997 and 1996 have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation. Fiscal 1997 and 1996 number of shares and price per share amounts have been restated to reflect the 2 for 1 stock split in fiscal year 1998. See Notes 13 and 14.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    INVENTORIES: Inventories, which consist principally of (i) products which are consumed in the Company's services provided to customers, (ii) spare parts for equipment used in providing these services and (iii) manufactured components and attachments for equipment used in providing services, are stated primarily at the lower of weighted-average cost or market.

    PROPERTY: Property is stated at cost less amounts provided for permanent impairments and includes capitalized interest of $1,665,000, $684,000 and $200,000 for the years ended September 30, 1998, 1997 and 1996, respectively, on funds borrowed to finance the construction of capital additions. Depreciation is generally provided using the straight-line method over the estimated useful lives of individual items. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the lease term.

    INTANGIBLE ASSETS: Goodwill represents the excess of cost over the fair value of the net assets of companies acquired in purchase transactions. Goodwill is being amortized on a straight-line method over periods ranging from 5 to 40 years. Patents are being amortized on a straight line basis over their estimated useful lives, not to exceed 17 years. Accumulated amortization on intangible assets at September 30, 1998 and 1997 was $43,525,000 and $29,612,000
respectively. The Company utilizes undiscounted estimated cash flows to evaluate any possible impairment of intangible assets.

    INVESTMENTS: Investments in companies in which the Company's ownership interest ranges from 20 to 50 percent and the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method.

    FOREIGN CURRENCY TRANSLATION: Gains and losses resulting from financial statement translation of foreign operations where the U.S. dollar is the functional currency are included in the consolidated statement of operations. Gains and losses resulting from financial statement translation of foreign operations where a foreign currency is the functional currency are included as a separate component of

                              BJ SERVICES COMPANY
stockholders' equity. Except in Canada, the Company's foreign operations use the U.S. dollar as the functional currency.

    FOREIGN EXCHANGE CONTRACTS: From time to time, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. Changes in market value are offset against foreign exchange gains or losses on the related assets or liabilities and are included in cost of sales and services. There were no foreign exchange contracts outstanding at September 30, 1998 and 1997.

    ENVIRONMENTAL REMEDIATION AND COMPLIANCE: Environmental remediation and compliance costs are accrued based on estimates of known environmental exposures. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.

    IMPAIRMENT OF LONG-LIVED ASSETS: In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company recognizes impairment losses for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In September 1998, the Company recorded an impairment of $12.2 million against certain long-lived assets based on a decrease in the undiscounted cash flows expected to be generated by these assets as a result of the downturn in oilfield drilling activity. See Note 4.

    EMPLOYEE STOCK-BASED COMPENSATION: In fiscal 1997, the Company adopted Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the Company is permitted to either record expenses for stock options and other stock-based employee compensation plans based on their fair value at the date of grant or to continue to apply Accounting Principles Board Opinion No. 25 ("APB 25") and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. The Company elected to continue following APB 25; therefore, no compensation expense has been recognized because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant.

    NEW ACCOUNTING PRONOUNCEMENTS: In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," ("SFAS 130") and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS 131"). In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," ("SFAS 132"). SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. SFAS 132 standardizes the disclosures for employers' disclosures for pensions and other postretirement benefit plans to the extent possible, and it requires additional information about changes in the benefit obligations and the fair value of plan assets. These statements are effective for periods beginning after December 15, 1997. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. These statements had no effect on the Company's 1997 or 1998 financial

                              BJ SERVICES COMPANY
statements. Management is currently evaluating what, if any, additional adjustment or disclosure may be required when these statements are adopted in fiscal 1999 and 2000.

3. ACQUISITIONS OF BUSINESSES

    NOWSCO: In June 1996, the Company completed the acquisition of Nowsco Well Service Ltd. ("Nowsco") for a total purchase price of $582.6 million (including transaction costs) in cash. The transaction may be summarized as follows (in thousands):

Cash..............................................................  $ 576,361
Transaction costs.................................................      6,221
                                                                    ---------
      Total consideration.........................................    582,582
Net assets acquired...............................................    188,587
                                                                    ---------
      Goodwill....................................................  $ 393,995
                                                                    ---------
                                                                    ---------

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

    The following unaudited pro forma summary presents the consolidated results of operations, excluding estimated consolidation savings, of the Company for the year ended September 30, 1996 as if the Nowsco acquisition and the related issuance of common stock had occurred at the beginning of 1996 (in thousands, except per share amounts):

                                                                                      1996
                                                                                  ------------
Revenue.........................................................................  $  1,228,032
Net income......................................................................        31,458
Earnings per share:
    Basic.......................................................................           .41
    Diluted.....................................................................           .40

    OTHER: Effective September 30, 1998, the Company acquired the remaining 51% ownership of its previously unconsolidated joint venture in Bolivia for total consideration of $2.6 million in cash.

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

    Each of these "other" acquisitions have been accounted for using the purchase method of accounting and, accordingly, any excess of the total consideration over the estimated fair value of the net assets

                              BJ SERVICES COMPANY
acquired has been recorded as goodwill and is being amortized over 40 years. These acquisitions are not material to the Company's financial statements and therefore pro forma information is not presented.

4. UNUSUAL CHARGES

    During the fourth quarter of fiscal 1998, the Company recorded a pretax unusual charge of $26.6 million ($17.6 million after tax, or $.22 per diluted share) to reflect changes in its operations as a result of the downturn in oilfield drilling activity. The components of the unusual charge are as follows (in thousands):

                                               1998         INCURRED TO        BALANCE AT
                                             PROVISION         DATE        SEPTEMBER 30, 1998
                                           -------------  ---------------  -------------------
Asset impairments (noncash)..............    $  12,218      $   (12,218)
Severance and related benefits...........        7,830           (3,791)        $   4,039
Bad debt expense (noncash)...............        3,005           (3,005)
Facility closure(1)......................        2,455             (896)            1,559
Other....................................        1,078             (378)              700
                                           -------------  ---------------          ------
                                             $  26,586      $   (20,288)        $   6,298
                                           -------------  ---------------          ------
                                           -------------  ---------------          ------

------------------------

(1) Includes $55 noncash impairment of facilities.

    The asset impairment losses of $12.2 million consist principally of the write-down of certain non-productive facilities and equipment in the U.S., and result from the evaluation of the Company's ability to recover asset costs given the downturn in oilfield drilling activity. The severance and related benefits costs relate to the involuntary termination of approximately 850 permanent and contracted personnel worldwide, substantially all of which have been notified as of September 30, 1998. The Company expects to pay all remaining severance benefits by the end of March 1999. The bad debt expense relates to the write-off of uncollectible receivables resulting from certain customers' inability to pay their obligations due to reduced production revenue as a result of the lower prices for oil and natural gas. The facility closure costs relate to the closing of certain marginal operating locations which were most impacted by the drilling downturn and also cancellation costs related to a proposed new office building. The other costs relate primarily to legal expenses resulting from the employee terminations and cancellation costs related to certain proposed equipment purchases.

    During 1996, the Company recorded an unusual charge of $7.4 million ($.07 per share after-tax) for costs incurred in connection with the acquisition of Nowsco. The components of the unusual charge were as follows (in thousands):

                                                                                        1996
                                                                                      PROVISION
                                                                                     -----------
Interest...........................................................................   $   1,917
Writeoff of bank fees (noncash)....................................................       1,622
Asset writeoffs (noncash)..........................................................       1,212
Severance and relocation...........................................................       1,357
Legal and other....................................................................       1,317
                                                                                     -----------
Unusual charge.....................................................................   $   7,425
                                                                                     -----------
                                                                                     -----------

    The interest charge represents the incremental interest accrued from the date of financing the Nowsco acquisition (June 13, 1996) to the date Nowsco's results were consolidated for financial reporting purposes

                              BJ SERVICES COMPANY

(July 1, 1996). The bank fees represent a writeoff of the unamortized portion of the Company's prior credit facility which was replaced by the credit facility to finance the Nowsco acquisition. Asset writeoffs include computer systems, inventory and other assets purchased in previous years which were not used subsequent to the acquisition. The remaining portion of the unusual charge reflects severance costs of terminated BJ Services employees, relocation of personnel and equipment, legal fees and other costs which would not have been incurred had the acquisition of Nowsco not occurred. All expenditures for such costs were made as of September 30, 1997.

5. EARNINGS PER SHARE

    In October 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share ("EPS")." In accordance with this standard the Company has replaced the presentation of primary EPS and fully diluted EPS with the presentation of basic EPS and diluted EPS for all periods presented. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive stock options and warrants less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock for each of the periods presented.

    At the annual meeting of stockholders on January 22, 1998, the Company's stockholders approved an amendment to the Company's charter increasing the number of authorized shares of common stock from 80 million to 160 million shares. A 2 for 1 stock split approved by the Board of Directors on December 11, 1997 (effected in the form of a stock dividend) was distributed on February 20, 1998 to stockholders of record as of January 30, 1998. Accordingly, all references in the financial statements to number of shares outstanding and earnings per share amounts have been retroactively restated for all periods presented to reflect the increased number of common shares outstanding resulting from the stock split.

    The following table presents information necessary to calculate earnings per share for the three years ended September 30, 1998 (in thousands, except per share amounts):

                                                                1998        1997       1996
                                                             ----------  ----------  ---------
Net income.................................................  $  117,400  $  107,906  $  40,486

Average common shares outstanding..........................      74,482      76,868     61,188
                                                             ----------  ----------  ---------
Basic earnings per share...................................  $     1.58  $     1.40  $     .66
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------
Average common and dilutive potential common shares
  outstanding:
  Average common shares outstanding........................      74,482      76,868     61,188
  Assumed exercise of stock options........................       1,780       1,568      1,226
  Assumed exercise of warrants.............................       5,001       4,060        348
                                                             ----------  ----------  ---------
                                                                 81,263      82,496     62,762
                                                             ----------  ----------  ---------
Diluted earnings per share.................................  $     1.44  $     1.31  $     .65
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------

                              BJ SERVICES COMPANY

6. LONG-TERM DEBT AND BANK CREDIT FACILITIES

    Long-term debt at September 30, 1998 and 1997 consisted of the following (in thousands):

                                                                           1998        1997
                                                                        ----------  ----------
Notes payable, banks..................................................  $  157,135  $  205,936
9.2% notes due August 1998............................................                   6,000
7% Series B Notes due 2006, net of discount...........................     124,441     124,365
Other.................................................................         225       2,539
                                                                        ----------  ----------
                                                                           281,801     338,840
Less current maturities of long-term debt.............................      39,932      40,206
                                                                        ----------  ----------
Long-term debt........................................................  $  241,869  $  298,634
                                                                        ----------  ----------
                                                                        ----------  ----------

    The Company has a committed, unsecured bank credit facility (the "Bank Credit Facility") consisting of a six-year term loan of approximately $157.1 million (currently drawn in both U.S. and Canadian dollars under a provision which is renewed annually at the option of the banks), which is repayable in 22 quarterly installments that began in March 1997, and a five year U.S. $225.0 million revolving facility available through June 2001. Interest on outstanding borrowings is charged based on prevailing market rates. The Company is charged various fees in connection with the Bank Credit Facility, including a commitment fee based on the average daily unused portion of the commitment. Commitment fees under the Company's credit facilities were $355,000, $414,000 and $366,000 for 1998, 1997 and 1996, respectively. At September 30, 1998, borrowings outstanding under the Bank Credit Facility totaled $157.1 million, consisting solely of borrowings under the term loan. Principal reductions of term loans under the Bank Credit Facility are due in aggregate annual installments of $39.8 million; $42.6 million; $42.6 million; and $32.1 million in the years ending September 30, 1999, 2000, 2001 and 2002, respectively.

    In addition to the committed facility, the Company had $246.3 million in various unsecured, discretionary lines of credit at September 30, 1998, which expire at various dates in 1999. There are no requirements for commitment fees or compensating balances in connection with these lines of credit. Interest on borrowings is based on prevailing market rates. At September 30, 1998, there were $184.9 million in outstanding borrowings under these lines of credit, consisting of $104.6 million in Canadian borrowings, $79.1 million in U.S. borrowings and $1.2 million in other currencies. At September 30, 1997, there were $59.8 million in outstanding borrowings under these lines of credit.

    The weighted average interest rates on short-term borrowings outstanding as of September 30, 1998 and 1997 were 6.1% and 4.7%, respectively.

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

    At September 30, 1998, the Company had outstanding letters of credit and performance related bonds totaling $18.6 million and $33.9 million, respectively. The letters of credit are issued to guarantee various trade activities.

                              BJ SERVICES COMPANY

    The Company's debt agreements contain various customary covenants including maintenance of certain profitability and solvency ratios and restrictions on dividend payments, as defined in the Bank Credit Facility

7. FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

    CASH AND CASH EQUIVALENTS, TRADE RECEIVABLES, TRADE PAYABLES AND SHORT-TERM
BORROWINGS: The carrying amount approximates fair value because of the short maturity of those instruments.

    LONG-TERM DEBT: Fair value is based on the rates currently available to the Company for debt with similar terms and average maturities. Other long-term debt consists of borrowings under the Company's Bank Credit Facility. The carrying amount of such borrowings approximates fair value as the individual borrowings bear interest at current market rates.

    The fair value of financial instruments which differed from their carrying value at September 30, 1998 and 1997 was as follows (in thousands):

                                                1998                  1997
                                        --------------------  --------------------
                                        CARRYING     FAIR     CARRYING     FAIR
                                         AMOUNT      VALUE     AMOUNT      VALUE
                                        ---------  ---------  ---------  ---------
9.2% Notes............................                        $   6,000  $   6,255
7.0% Series B Notes...................  $ 124,441  $ 128,439    124,365    126,050

8. INCOME TAXES

    The geographical sources of income (loss) before income taxes for the three years ended September 30, 1998 were as follows (in thousands):

                                                                1998        1997       1996
                                                             ----------  ----------  ---------
United States..............................................  $   72,120  $   70,638  $  (8,369)
Foreign....................................................      99,934      83,730     60,960
                                                             ----------  ----------  ---------
Income before income taxes and cumulative effect of
  accounting change........................................  $  172,054  $  154,368  $  52,591
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------

                              BJ SERVICES COMPANY

    The provision (benefit) for income taxes for the three years ended September 30, 1998 is summarized below (in thousands):

                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
Current:
  United States..............................................  $     379
  Foreign....................................................     22,849  $  17,698  $  12,241
                                                               ---------  ---------  ---------
    Total current............................................     23,228     17,698     12,241
Deferred:
  United States..............................................     28,353     18,312     (1,616)
  Foreign....................................................      3,073     10,452      1,480
                                                               ---------  ---------  ---------
    Total deferred...........................................     31,426     28,764       (136)
                                                               ---------  ---------  ---------
Income tax expense...........................................  $  54,654  $  46,462  $  12,105
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The consolidated effective income tax rates (as a percent of income before income taxes) for the three years ended September 30, 1998 varied from the United States statutory income tax rate for the reasons set forth below:

                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Statutory rate...................................................       35.0%      35.0%      35.0%
Foreign earnings at varying rates................................       (7.2)      (3.1)      (9.5)
Amortization of excess tax basis over book resulting from
  separation from former parent..................................                  (6.6)      (2.2)
Changes in tax laws and tax rates................................                    .3       (1.3)
Foreign income recognized domestically...........................         .6         .9        1.0
Goodwill amortization............................................        2.8        3.4        4.8
Nondeductible expenses...........................................         .8         .7        1.6
Other--net.......................................................        (.2)       (.5)      (6.4)
                                                                         ---        ---        ---
                                                                        31.8%      30.1%      23.0%
                                                                         ---        ---        ---
                                                                         ---        ---        ---

    Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions in which the Company has operations. Generally, deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related asset or

                              BJ SERVICES COMPANY
liability for financial reporting. The estimated deferred tax effect of temporary differences and carryforwards as of September 30, 1998 and 1997 were as follows (in thousands):

                                                                           1998        1997
                                                                        ----------  ----------
Assets:
  Expenses accrued for financial reporting purposes, not yet deducted
    for tax...........................................................  $   48,226  $   54,961
  Net operating loss carryforwards....................................     202,627     215,070
  Valuation allowance.................................................     (25,300)    (25,300)
                                                                        ----------  ----------
      Total deferred tax asset........................................     225,553     244,731
Liabilities:
  Differences in depreciable basis of property........................     (47,564)    (52,964)
  Income accrued for financial reporting purposes, not yet reported
    for tax...........................................................      (3,079)     (3,303)
                                                                        ----------  ----------
      Total deferred tax liability....................................     (50,643)    (56,267)
                                                                        ----------  ----------
Net deferred tax asset................................................  $  174,910  $  188,464
                                                                        ----------  ----------
                                                                        ----------  ----------

    In 1997, the deferred tax valuation allowance was decreased due to an increase in the projected taxable income following the combination of Western, Nowsco and BJ Services' operations. This adjustment to the deferred tax valuation allowance was recorded as a reduction to goodwill. Any subsequent decreases in the deferred tax valuation allowance will also be recorded as a reduction to goodwill.

    At September 30, 1998, the Company had approximately $443 million of U.S. tax net operating loss carryforwards expiring in varying amounts between 2000 and 2011. The Company also had approximately $80 million of foreign tax net operating loss carryforwards and approximately $10 million of foreign investment tax credit carryforwards as of September 30, 1998. Of the foreign tax net operating loss carryforwards, approximately $45 million is not subject to an annual limitation and will carryforward indefinitely. The foreign investment tax credit carryforward and the remaining loss carryforward, if not used, will expire in varying amounts beginning in 1999. The potential impact of the expiration of net operating loss and investment tax credit carryforwards has been reflected in the deferred tax asset valuation allowance balance as of September 30, 1998 and 1997.

    The Company does not provide federal income taxes on the undistributed earnings of its foreign subsidiaries that the Company considers to be permanently reinvested in foreign operations. The cumulative amount of such undistributed earnings was approximately $360 million at September 30, 1998.

                              BJ SERVICES COMPANY

9. GEOGRAPHIC INFORMATION

    The Company operates primarily in one business segment--oilfield services. Summarized information concerning geographic areas in which the Company operated at September 30, 1998, 1997, and 1996 and for each of the years then ended is shown as follows (in thousands):

                                                      OTHER
                                         UNITED       NORTH       LATIN
                                         STATES      AMERICA     AMERICA      EUROPE      OTHER        TOTAL
                                      ------------  ----------  ----------  ----------  ----------  ------------
1998:
  Revenue...........................  $    774,189  $  174,899  $  180,438  $  203,208  $  194,734  $  1,527,468
  Operating income..................        97,521      13,505      27,048      30,452      29,237       197,763
  Identifiable assets...............     1,104,785     121,253     160,001     175,102     182,560     1,743,701

1997:
  Revenue...........................  $    766,453  $  187,191  $  171,129  $  188,992  $  152,808  $  1,466,573
  Operating income..................       100,844      20,343      29,164      19,284      12,772       182,407
  Identifiable assets...............     1,160,360     122,666     144,696     163,089     135,957     1,726,768

1996:
  Revenue...........................  $    539,652  $   45,951  $  140,390  $  127,111  $  112,157  $    965,261
  Operating income..................        21,062         223      26,824      13,897      12,898        74,904
  Identifiable assets...............     1,210,077     110,659     104,993     166,829     116,602     1,709,160

    Export sales totaled $11,541,000, $11,547,000, and $2,744,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

    Corporate general and administrative expense, research and engineering expense and certain other expenses related to worldwide manufacturing and other support functions benefit both domestic and international operations. An allocation of these expenses has been made to foreign areas based on total revenues. The expenses allocated totaled $7,117,000, $12,106,000, and $10,853,000, for the years ended September 30, 1998, 1997 and 1996, respectively.

10. EMPLOYEE BENEFIT PLANS

    The Company administers a thrift plan whereby eligible employees elect to contribute from 2% to 12% of their base salaries to an employee benefit trust. Employee contributions are matched by the Company at the rate of $.50 per $1.00 up to 6% of the employee's base salary. In addition, the Company contributes between 2% and 5% of each employee's base salary depending on their age as of January 1 each year as a base contribution. Company matching contributions vest immediately while base contributions become fully vested after five years of employment. The Company's U.S. employees formerly employed by The Western Company of North America ("Western") are covered under a thrift plan which was merged into the Company's thrift plan effective December 31, 1995. The Company's U.S. employees formerly employed by Nowsco are covered under a thrift plan which was merged into the Company's thrift plan effective October 1, 1996. The Company's contributions to these thrift plans amounted to $7,916,000, $6,887,000, and $5,095,000 in 1998, 1997 and 1996, respectively.

    The Company's U.S. employees formerly employed by Western with at least one year of service are also covered under a defined benefit pension plan as a carryover from the Western acquisition. Pension benefits are based on years of service and average compensation for each employee's five consecutive

                              BJ SERVICES COMPANY
highest paid years during the last ten years worked. Benefits under the Western plan were frozen effective December 31, 1995 at which time all earned benefits were vested. Management has not yet made a decision on whether to terminate the plan and therefore will fund the amounts necessary to meet minimum funding requirements under the Employees' Retirement Income Security Act, as amended. The funded status of this plan at September 30, 1998 and 1997 was as follows (in thousands):

                                                                            1998       1997
                                                                          ---------  ---------
Vested benefit obligation...............................................  $  56,577  $  50,847
                                                                          ---------  ---------
                                                                          ---------  ---------
Accumulated benefit obligation..........................................  $  56,577  $  50,847
Plan assets at fair value...............................................     47,377     46,285
                                                                          ---------  ---------
Benefit obligation in excess of plan assets.............................      9,200      4,562
Unrecognized gain (loss)................................................     (9,194)    (3,156)
Adjustment required to recognize minimum liability......................      9,194      3,156
                                                                          ---------  ---------
Net pension liability...................................................  $   9,200  $   4,562
                                                                          ---------  ---------
                                                                          ---------  ---------

    Pursuant to the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," the Company recorded in other noncurrent liabilities additional minimum pension liability adjustments of $6.0 million and $3.2 million as of September 30, 1998 and 1997, respectively, representing the amount by which the accumulated benefit obligation exceeded the fair value of plan assets plus accrued amounts previously recorded. As there were no previously unrecognized prior service costs at September 30, 1998 and 1997, the full amount of the adjustments, net of related deferred tax benefit, were recorded as a reduction of stockholder's equity of $3.9 million and $2.1 million, respectively.

    Assumptions used in accounting for the Company's U.S. defined benefit plan were as follows:

                                                                             1998         1997         1996
                                                                             -----        -----        -----
Weighted-average discount rate..........................................         6.5%         7.3%         7.5%
Weighted-average expected long-term rate of return on assets............         9.0%         9.0%         9.0%

    Costs for each of the three years ended September 30, 1998 for the Company's U.S. defined benefit plan were as follows (in thousands):

                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
Service cost for benefits earned..............................                        $     359
Interest cost on projected benefit obligation.................  $   3,571  $   3,537      2,862
Actual return on plan asset...................................     (2,872)    (7,779)    (3,997)
Net amortization and deferral.................................     (1,172)     4,452        862
                                                                ---------  ---------  ---------
Net pension cost (benefit)....................................  $    (473) $     210  $      86
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    In addition, the Company sponsors defined benefit plans for foreign operations which cover substantially all employees in Canada and the United Kingdom. The Company also sponsored a defined benefit plan in Venezuela. During fiscal year 1998, a new labor law was enacted in Venezuela which resulted in termination of the plan. The new labor law in essence prospectively requires employers to fund stipulated amounts based on employees' salaries into a trust fund. After making the contribution, the Company has

                              BJ SERVICES COMPANY
no further obligation. Therefore, no obligation is included for Venezuela as of September 30, 1998. The funded status of the Company's international plans at September 30, 1998 and 1997 was as follows (in thousands):

                                                                            1998       1997
                                                                          ---------  ---------
Actuarial present value of:
  Vested benefit obligation.............................................  $  50,451  $  43,618
                                                                          ---------  ---------
                                                                          ---------  ---------
  Accumulated benefit obligation........................................  $  51,922  $  48,070
                                                                          ---------  ---------
                                                                          ---------  ---------
Projected benefit obligation............................................  $  57,726  $  57,020
Plan assets at fair value...............................................     52,668     54,599
                                                                          ---------  ---------
Projected benefit obligation in excess of plan assets...................      5,058      2,421
Unrecognized gain (loss)................................................     (6,140)       424
Unrecognized transition asset, net of amortization......................         29        126
Unrecognized prior service cost.........................................       (200)      (344)
                                                                          ---------  ---------
Net pension (asset) liability...........................................  $  (1,253) $   2,627
                                                                          ---------  ---------
                                                                          ---------  ---------

    Assumptions used in accounting for the Company's international defined benefit pension plans were as follows:

Weighted-average discount rate.........................................        6-7%
Weighted-average rate of increase in future compensation...............        3-5%
Weighted-average expected long-term rate of return on assets...........        3-8%

    Combined costs for the Company's international defined benefit plans for the three years ended September 30, 1998 were as follows (in thousands):

                                                                 1998        1997       1996
                                                               ---------  ----------  ---------
Net periodic foreign pension cost:
  Service cost for benefits earned...........................  $   5,492  $    4,687  $   2,836
  Interest cost on projected benefit obligation..............      4,112       4,238      2,450
  Actual return on plan assets...............................      3,335     (12,846)    (2,719)
  Net amortization and deferral..............................     (7,615)      9,005        468
                                                               ---------  ----------  ---------
Net pension cost.............................................  $   5,324  $    5,084  $   3,035
                                                               ---------  ----------  ---------
                                                               ---------  ----------  ---------

    In addition, the Company expensed $910,000 during 1998 relating to the settlement of the pension liability resulting from the enactment of the new labor law in Venezuela.

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

                              BJ SERVICES COMPANY

Company's health care inflation rate at a 4% increase per year. The reduction of approximately $5.7 million in the accumulated postretirement benefit obligation due to this amendment is being amortized over the average period of future service to the date of full eligibility for such postretirement benefits of the active employees.

    Net periodic postretirement benefit costs for the three years ended September 30, 1998 included the following components (in thousands):

                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
Service cost for benefits attributed to service during the period....................  $   1,563  $   1,388  $   1,194
Interest cost on accumulated postretirement benefit obligation.......................      1,513      1,532      1,381
Amortization of prior service costs..................................................       (894)      (894)      (894)
Amortization of cumulative unrecognized net gain.....................................        (65)
                                                                                       ---------  ---------  ---------
Net periodic postretirement benefit cost.............................................  $   2,117  $   2,026  $   1,681
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    The actuarial and recorded liabilities for these postretirement benefits were as follows at September 30, 1998 and 1997 (in thousands):

                                                                            1998       1997
                                                                          ---------  ---------
Accumulated postretirement benefit obligation:
  Retirees..............................................................  $   6,650  $   7,047
  Fully eligible active plan participants...............................      2,494      2,174
  Other active plan participants........................................     15,873     12,916
                                                                          ---------  ---------
                                                                             25,017     22,137
Unrecognized cumulative net gain........................................      1,842      2,703
Unrecognized prior service cost.........................................      1,494      2,388
                                                                          ---------  ---------
Accrued postretirement benefit liability................................  $  28,353  $  27,228
                                                                          ---------  ---------
                                                                          ---------  ---------

    The accumulated postretirement benefit obligation at September 30, 1998 and 1997 was determined using a discount rate of 6.25% and 7.0%, respectively and a health care cost trend rate of 4%, reflecting the cap discussed above. Increasing the assumed health care cost trend rates by one percentage point would not have a material impact on the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost because these benefits are effectively capped by the Company.

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

    Federal, state and local laws and regulations govern the Company's operation of underground fuel storage tanks. Rather than incur additional costs to restore and upgrade tanks as required by regulations, management has opted to remove the existing tanks. The Company has completed the removal of these tanks and has remedial cleanups in progress related to the tank removals. In addition, the Company is conducting a number of environmental investigations and remedial actions at current and former company

                              BJ SERVICES COMPANY
locations and, along with other companies, has been named a potentially responsible party at five waste disposal sites. The Company has established an accrual of $6,300,000 for such environmental matters which management believes to be its best estimate of the Company's portion of future costs to be incurred. The Company also maintains insurance for environmental liabilities which the Company believes is reasonable based on its knowledge of its industry.

    In 1997, the Company completed a transaction involving the transfer of certain pumping service equipment assets. The Company received $100.0 million which was used to pay outstanding bank debt. The equipment will be used to provide services to the Company's customers for which the Company will pay a service fee over a period of at least eight, but not more than fourteen years. The transaction generated a deferred gain for book purposes of approximately $38 million which will be amortized over twelve years.

    LEASE AND OTHER LONG-TERM COMMITMENTS: At September 30, 1998, the Company had long-term operating leases and service fee commitments covering certain facilities and equipment with varying expiration dates. Minimum annual commitments for the years ended September 30, 1999, 2000, 2001, 2002 and 2003 are $36,279,000, $32,290,000, $29,791,000, $22,778,000, and $18,138,000
respectively, and $78,273,000 in the aggregate thereafter.

12. SUPPLEMENTAL FINANCIAL INFORMATION

    Supplemental financial information for the three years ended September 30, 1998 is as follows (in thousands):

                                                                                    1998       1997        1996
                                                                                  ---------  ---------  ----------
Consolidated Statement of Operations:
  Research and development expense..............................................  $  11,908  $   9,904  $    7,157
  Rent expense..................................................................     36,262     24,960      19,148
  Net foreign exchange gain (loss)..............................................       (214)       148        (214)

Consolidated Statement of Cash Flows:
  Income taxes paid.............................................................  $  23,953  $  20,387  $   11,768
  Interest paid.................................................................     25,595     30,407      24,533
  Details of acquisitions:
    Fair value of assets acquired...............................................      3,855      5,366     283,505
    Liabilities assumed.........................................................      2,949      9,600      91,218
    Goodwill....................................................................      1,553     25,044     393,995
    Cash paid for acquisitions, net of cash acquired............................      2,459     20,810     586,282

                              BJ SERVICES COMPANY

    Other income (expense)--net for the three years ended September 30, 1998 is summarized as follows (in thousands):

                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
Rental income...................................................  $     384  $     349  $     356
Gain on Argentine bonds.........................................                   276
Income from equity method investments...........................        234        246        114
Royalty income..................................................        495        213        785
Gain on sales of assets--net....................................        (89)       169      2,271
Minority interest...............................................     (3,206)      (805)      (519)
Non-operating net foreign exchange gain.........................      1,110
Other--net......................................................        300      1,279        314
                                                                  ---------  ---------  ---------
Other income (expense)--net.....................................  $    (772) $   1,727  $   3,321
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

13. EMPLOYEE STOCK PLANS

    STOCK OPTION PLANS: The Company's 1990 Stock Incentive Plan, 1995 Incentive Plan and 1997 Incentive Plan (the "Plans") provide for the granting of options for the purchase of the Company's common stock ("Common Stock") and other performance based awards to officers, key employees and nonemployee directors of the Company. Such options vest over a three or four-year period and are exercisable for periods ranging from one to ten years. The options granted in December 1996 also had an acceleration clause which provided that such options would vest immediately if the closing price of the Common Stock reached $37.50. On October 1, 1997, the Company's Common Stock closed at $37.53 and all options granted on December 12, 1996 became vested in full. An aggregate of 9,000,000 shares of Common Stock have been reserved for grants, of which 3,827,164 were available for future grants at September 30, 1998.

    A summary of the status of the Company's stock option activity, and related information for the years ended September 30, 1998, 1997 and 1996 is presented below (in thousands, except per share prices):

                                                         1998                        1997
                                              --------------------------  --------------------------             1996
                                                           WEIGHTED-AVG.               WEIGHTED-AVG.  --------------------------
                                                             EXERCISE                    EXERCISE                  WEIGHTED-AVG.
                                                SHARES         PRICE        SHARES         PRICE        SHARES     EXERCISE-PRICE
                                              -----------  -------------  -----------  -------------  -----------  -------------
Outstanding at beginning of year............       2,582     $   13.14         2,772     $   10.37         2,864     $    9.48
Granted.....................................         503         35.22           558         23.14           674         13.52
Exercised...................................        (164)        16.92          (718)        10.04          (626)         9.80
Forfeited...................................         (33)        30.31           (30)        17.22          (140)         9.84
                                                   -----                       -----                       -----
Outstanding at end of year..................       2,888         16.64         2,582         13.14         2,772         10.37
                                                   -----                       -----                       -----
                                                   -----                       -----                       -----
Options exercisable at year-end.............       2,260     $   12.94         1,968     $   12.93         1,006     $    9.69
Weighted-average fair value of options
  granted during the year...................                 $   26.30                   $   12.28                   $    7.59

                              BJ SERVICES COMPANY

    The following table summarizes information about stock options outstanding as of September 30, 1998 (in thousands, except per share prices):

                                            OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                              -----------------------------------------------  --------------------------
                                              WEIGHTED-AVG.     WEIGHTED-AVG.               WEIGHTED-AVG.
                                                REMAINING         EXERCISE                    EXERCISE
RANGE OF EXERCISE PRICE         SHARES      CONTRACTUAL LIFE        PRICE        SHARES         PRICE
----------------------------  -----------  -------------------  -------------  -----------  -------------
$ 6.00 to  9.32.............         775              5.9         $    8.38           775     $    8.38
  9.62 to 18.67.............       1,223              6.4             12.12         1,065         12.07
 23.56 to 35.94.............         890              8.7             30.04           420         23.56
                                   -----                                            -----
                                   2,888              7.0             16.64         2,260         12.94
                                   -----                                            -----
                                   -----                                            -----

    SFAS 123 encourages, but does not require companies to record compensation cost for employee stock-based compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes model or the binomial model. Because of the inexact and subjective nature of deriving stock option values using these methods, the Company has adopted the disclosure-only provisions of SFAS 123 and continues to account for stock-based compensation as it has in the past using the intrinsic value method prescribed in APB 25. Accordingly, no compensation expense has been recognized for the Company's employee stock option plans. Had compensation cost for the Company's employee stock option plans been determined based on the fair value at the grant date for awards issued in 1998, 1997 and 1996 consistent with the provisions of SFAS 123, the Company's net earnings and diluted earnings per share would have been reduced by $4.4 million or $.05 per share, $5.1 million or $.07 per share and $1.8 million or $.03 per share in 1998, 1997 and 1996, respectively. As this calculation does not consider the effect of awards issued prior to 1996, it may not be representative of the effects on pro forma net income in future years. The pro forma fair value of options at the date of grant was estimated using the Black-Scholes model and the following assumptions.

                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
Expected life (years).........................................  7.7        7.6        7.6
Interest rate.................................................  4.9%       5.8%       5.8%
Volatility....................................................  66.2%      37.4%      37.4%
Dividend yield................................................      0          0          0

Weighted-average fair value at grant date.....................  $26.30     $12.28     $ 7.59

    STOCK PURCHASE PLAN: The Company's 1990 Employee Stock Purchase Plan (the "Purchase Plan") is a plan under which all employees may purchase shares of the Common Stock at 85% of market value on the first or last business day of the twelve-month plan period beginning each October, whichever is lower. Such purchases are limited to 10% of the employee's regular pay. A maximum aggregate of 1,500,000 shares has been reserved under the Purchase Plan, 698,731 of which were available for future purchase at September 30, 1998. In October 1998, 131,435 shares were purchased at $15.04 per share and in October 1997, 186,220 shares were purchased at $15.41 per share. Had compensation cost for the Company's stock purchase plan been determined consistent with the provisions of SFAS 123, the Company's net earnings and diluted earnings per share would have been reduced by $.6 million or $.01 per share, $.6 million or $.01 per share and $.4 million or $.01 per share in 1998, 1997 and 1996, respectively. The pro forma value of the

                              BJ SERVICES COMPANY
employees' purchase rights was estimated using the Black-Scholes model with the following assumptions; no dividend yield; an expected life of 1 year; expected volatility of 66.2% in 1998 and 37.4% in 1997 and 1996; and a risk free interest rate of 4.68% in 1998 and 5.8% in 1997 and 1996. The weighted-average fair value of these purchase rights granted in 1998, 1997 and 1996 was $6.81, $10.79 and $7.51, respectively.

    Pursuant to the terms of the 1990 Stock Incentive Plan, during 1993 through 1997 the Company also issued a total of 632,932 Performance Units ("Units") to officers of the Company. Each Unit represents the right to receive from the Company at the end of a stipulated period one unrestricted share of Common Stock, contingent upon achievement of certain financial performance goals over the stipulated period. Should the Company fail to achieve the specific financial goals as set by the Executive Compensation Committee of the Board of Directors, the Units are canceled and the related shares revert to the Company for reissuance under the plan. The aggregate fair market value of the underlying shares granted under this plan is considered unearned compensation at the time of grant and is adjusted annually based on the current market price for the Common Stock. Compensation expense is determined based on management's current estimate of the likelihood of meeting the specific financial goals and charged ratably over the stipulated period. As of September 30, 1998 there were 295,838 Units outstanding. On October 12, 1998, the Executive Compensation Committee of the Board of Directors reviewed the Company's performance for the three-year period ending September 30, 1998 for purposes of determining the performance criteria achievement level for the performance unit awards made in November 1995. Based on various performance factors including comparison of the Company's stock price to the peer group established at the time of grant (which has changed significantly due to mergers and acquisitions in the oilfield sector), earnings growth, return on equity growth and return on assets growth, the Compensation Committee decided that the 1995 performance units should vest at the level of 66% of the maximum level. Therefore, a total of 123,145 Units were converted into Common Stock and issued to officers, 25,495 Units were deferred for later issuance and 76,572 Units were cancelled.

14. STOCKHOLDERS' EQUITY

    STOCKHOLDER RIGHTS PLAN: The Company has a Stockholder Rights Plan (the "Rights Plan") designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. Under this plan, each outstanding share of the Common Stock includes one preferred share purchase right ("Right") which becomes exercisable under certain circumstances, including when beneficial ownership of the Common Stock by any person, or group, equals or exceeds 15% of the Company's outstanding Common Stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $150, subject to adjustment under certain circumstances. Upon the occurrence of certain events specified in the Rights Plan, each holder of a Right (other than an Acquiring Person) will have the right, upon exercise of such Right, to receive that number of shares of common stock of the Company (or the surviving corporation) that, at the time of such transaction, would have a market price of two times the purchase price of the Right. No shares of Series A Junior Participating Preferred Stock have been issued by the Company at September 30, 1998. The Rights were proportionately adjusted as of the stock split record date to reflect the effect of the stock split.

    STOCK PURCHASE WARRANTS: In connection with the acquisition of The Western Company of North America in 1995, the Company issued 4,800,037 stock purchase warrants ("Warrants"). The Warrants were issued on April 14, 1995 at an initial value of $5.00 per Warrant. Subsequent to the stock split which was effective on February 20, 1998, each Warrant represents the right to purchase two shares of the Common

                              BJ SERVICES COMPANY

Stock at an exercise price of $15 per share, until the expiration date of April 13, 2000. As of September 30, 1998, 1,562 Warrants had been exercised.

    STOCK SPLIT: At the annual meeting of stockholders on January 22, 1998, the Company's stockholders approved an amendment to the Company's charter increasing the number of authorized shares of common stock from 80 million to 160 million shares. This allowed the Company to effect a 2 for 1 stock split (in the form of a dividend) previously authorized by the Board of Directors on December 11, 1997. The distribution on February 20, 1998 increased the number of shares outstanding from 37,694,427 to 75,388,854 (net of treasury shares of 986,000, which did not split). All share and per share data, including stock option and stock purchase plan information have been restated to reflect the stock split.

    TREASURY STOCK: In December 1997, the Board of Directors approved a share repurchase program authorizing purchases up to $150 million at the discretion of the Company's management. In May 1998, the Board approved an increase in the authorized amount up to $300 million. Under this program, the Company repurchased 5,996,400 shares at a cost of $196.6 million during fiscal 1998.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                                        FISCAL
                                                       FIRST       SECOND      THIRD       FOURTH        YEAR
                                                      QUARTER     QUARTER     QUARTER     QUARTER       TOTAL
                                                     ----------  ----------  ----------  ----------  ------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Fiscal Year 1998:
Revenue............................................  $  415,360  $  395,602  $  365,343  $  351,163  $  1,527,468
Gross profit(1)....................................     102,937      95,575      81,815      63,923       344,250
Net income.........................................      44,077      38,606      32,871       1,846(2)      117,400
Earnings per share:
  Basic............................................         .57         .51         .44         .03          1.58
  Diluted..........................................         .52         .47         .41         .02          1.44

Fiscal Year 1997:
Revenue............................................  $  340,380  $  343,698  $  368,619  $  413,876  $  1,466,573
Gross profit(1)....................................      62,260      62,908      76,511      92,904       294,583
Net income.........................................      19,974      20,197      28,111      39,624       107,906
Earnings per share:
  Basic............................................         .26         .26         .37         .52          1.40
  Diluted..........................................         .25         .25         .34         .47          1.31

------------------------

(1) Represents revenue less cost of sales and services and research and engineering expenses.

(2) Includes $26.6 million ($17.6 million after tax, or $.22 per diluted share) unusual charge resulting from the restructuring of worldwide operations due to the downturn in oilfield drilling activity. See Note 4.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning the directors of the Company is set forth in the section entitled "Election of Directors" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 28, 1999 which section is incorporated herein by reference. For information regarding executive officers of the Company, see page 11 hereof. Information concerning compliance with Section 16(a) of the Exchange Act is set forth in the section entitled "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 28, 1999, which section is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information for this item is set forth in the sections entitled "Executive Compensation" and "Severance Agreements" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 28, 1999, which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information for this item is set forth in the sections entitled "Voting Securities" and "Election of Directors" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 28, 1999, which sections are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of documents filed as part of this report or incorporated herein by reference:

    (1) Financial Statements:

        The following financial statements of the Registrant as set forth under
    Part II, Item 8 of this report on Form 10-K on the pages indicated.

                                                                                                        PAGE IN THIS
                                                                                                          FORM 10-K
                                                                                                       ---------------

Report of Independent Auditors.......................................................................            23

Consolidated Statement of Operations for the years ended September 30, 1996, 1997 and 1998...........            24

Consolidated Statement of Financial Position as of September 30, 1997 and 1998.......................            25

Consolidated Statement of Stockholders' Equity for the years ended September 30, 1996, 1997 and
  1998...............................................................................................            27

Consolidated Statement of Cash Flows for the years ended September 30, 1996, 1997 and 1998...........            28

Notes to Consolidated Financial Statements...........................................................            29

    (2) Financial Statement Schedules:

   SCHEDULE
     NUMBER                                     DESCRIPTION OF SCHEDULE                                      PAGE NUMBER
-------------  ------------------------------------------------------------------------------------------  ---------------
         II                                Valuation and Qualifying Accounts                                         53

    All other financial statement schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported is included in the consolidated financial statements and notes thereto.

(b) The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1998.

    (3) Exhibits:

 EXHIBIT
  NUMBER                                             DESCRIPTION OF EXHIBIT
----------  --------------------------------------------------------------------------------------------------------
      2.1   Agreement and Plan of Merger dated as of November 17, 1994 ("Merger Agreement"), among BJ Services
            Company, WCNA Acquisition Corp. and The Western Company of North America (filed as Exhibit 2.1 to the
            Company's Annual Report on Form 10-K for the year ended September 30, 1995, and incorporated herein by reference).

      2.2   First Amendment to Agreement and Plan of Merger dated March 7, 1995, among BJ Services Company, WCNA
            Acquisition Corp. and The Western Company of North America (filed as Exhibit 2.2 to the Company's Annual
            Report on Form 10-K for the year ended September 30, 1995, and incorporated herein by reference).

      3.1   Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Annual Report on Form
            10-K for the year ended September 30, 1995, and incorporated herein by reference).

      3.2   Certificate of Designation of Series A Junior Participating Preferred Stock, as amended (filed as
            Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996, and incorporated herein by reference).

 EXHIBIT
  NUMBER                                             DESCRIPTION OF EXHIBIT
----------  --------------------------------------------------------------------------------------------------------
     *3.3   Bylaws of the Company, as amended as of December 10, 1998.

      4.1   Specimen form of certificate for the Common Stock (filed as Exhibit 4.1 to the Company's Registration
            Statement on Form S-1 (Reg. No. 33-35187) and incorporated herein by reference).

      4.2   Amended and Restated Rights Agreement dated September 26, 1996, between the Company and First Chicago
            Trust Company of New York, as Rights Agent (filed as Exhibit 4.1 to the Company's Form 8-K dated October
            21, 1996 and incorporated herein by reference).

      4.3   First Amendment to Amended and Restated Rights Agreement and Appointment of Rights Agent, dated March
            31, 1997, among the Company, First Chicago Trust Company of New York and The Bank of New York.

      4.4   Warrant Agreement with respect to the Company's warrants to purchase common stock (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995, and incorporated herein by reference).

      4.5   First Amendment to Warrant Agreement and Appointment of Warrant Agent, dated as of March 31, 1997, among the Company, First Chicago Trust Company of New York, and The Bank of New York.

      4.6   Indenture among BJ Services Company, BJ Services Company, U.S.A., BJ Services Company Middle East, BJ
            Service International, Inc. and Bank of Montreal Trust Company, Trustee, dated as of February 1, 1996, which includes the form of 7% Notes due 2006 and Exhibits thereto (filed as Exhibit 4.1 to the Company's
            Registration Statement on Form S-4 (Reg. No. 333-02287) and incorporated herein by reference).

     10.1   Relationship Agreement dated as of July 20, 1990, between the Company and Baker Hughes Incorporated
            (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Reg. No. 33-35187) and
            incorporated herein by reference).

     10.2   Tax Allocation Agreement dated as of July 20, 1990, between the Company and Baker Hughes Incorporated
            (included as Exhibit A to Exhibit 10.1) (filed as Exhibit 10.2 to the Company's Registration Statement
            on Form S-1 (Reg. No. 33-35187) and incorporated herein by reference).

     10.3   1990 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.1 to the Company's Registration
            Statement on Form S-8 (Reg. No. 33-62098) and incorporated herein by reference.

     10.4   Amendment effective December 12, 1996, to 1990 Stock Incentive Plan, as amended and restated (filed as
            Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996, and incorporated herein by reference).

     10.5   1990 Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Company's Registration Statement on Form
            S-1 (Reg. No. 33-35187) and incorporated herein by reference).

     10.6   Amendment effective December 12, 1996, to 1990 Employee Stock Purchase Plan (filed as Exhibit 10.6 to the Company's Annual Report on form 10-K for the year ended September 30, 1996, and incorporated herein by reference).

     10.7   BJ Services Company 1995 Incentive Plan (filed as Exhibit 4.5 to the Company's Registration Statement on
            Form S-8 (Reg. No. 33-58637) and incorporated herein by reference).

     10.8   Amendments effective January 25, 1996, and December 12, 1996, to BJ Services Company 1995 Incentive Plan
            (filed as Exhibit 10.9 to the Company's Annual Report on form 10-K for the year ended September 30,
            1996, and incorporated herein by reference).

 EXHIBIT
  NUMBER                                             DESCRIPTION OF EXHIBIT
----------  --------------------------------------------------------------------------------------------------------
     10.9   Form of Severance Agreement between BJ Services Company and certain executive officers (filed as Exhibit
            10.6 to the Company's Annual Report on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

     10.10  Credit Agreement dated as of August 7, 1996, among the Company, BJ Services Company U.S.A., BJ Service
            International, Inc., and BJ Services Company Middle East, Nowsco Well Service, Ltd., and Bank of America
            National Trust and Savings Association and Bank of America Canada, as agents, and the other financial institutions parties thereto (the "Credit Agreement") (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

     10.11  Form of Revolving Note, U.S. Term Note, Prime Rate Note and Swing Loan Note pursuant to the Credit
            Agreement (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended
            September 30, 1996 and incorporated herein by reference).

     10.12  Parent Guaranty Agreement dated as of August 7, 1996, by the Company under the Credit Agreement (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

     10.13  Form of Amendment to Executive Severance Agreement between BJ Services Company and certain executive officers (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended
            September 30, 1995 and incorporated herein by reference).

     10.14  Key Employee Security Option Plan (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K
            for the year ended September 30, 1997 and incorporated herein by reference).

     10.15  Trust Indenture and Security Agreement dated as of August 7, 1997 among First Security Bank, National
            Association, BJ Services Equipment, L.P. and State Street Bank and Trust Company, as Indenture Trustee
            (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended September 30,
            1997 and incorporated herein by reference).

     10.16  Amended and Restated Agreement of Limited Partnership dated as of August 7, 1997 of BJ Services
            Equipment, L.P (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended
            September 30, 1997 and incorporated herein by reference).

     10.17  Indenture Supplement No. 1 dated as of August 8,1 997 between First Security Bank, as Nonaffiliated
            Partner Trustee, and BJ Services Equipment, L.P., and State Street Bank and Trust Company, as Indenture
            Trustee (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended September
            30, 1997 and incorporated herein by reference).

     10.18  First Amendment to Amended and Restated Credit Agreement dated as of November 14, 1997 among the
            Company, BJ Services Company, U.S.A., BJ Service International, Inc., BJ Services Company Middle East,
            Nowsco Well Service Ltd., Bank of America National Trust and Savings Association, Bank of America
            Canada, The Chase Manhattan Bank, Bank of Montreal, Royal Bank of Canada, Toronto Dominion (Texas),
            Inc., Credit Lyonnais New York Branch, and Wells Fargo Bank (Texas), National Association (filed as
            Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

    *10.19  Second Amendment to Amended and Restated Credit Agreement dated as of October 30, 1998 among the
            Company, BJ Services Company, U.S.A., BJ Service International, Inc., BJ Services Company Middle East,
            Nowsco Well Service Ltd., Bank of America National Trust and Savings Association, Bank of America
            Canada, The Chase Manhattan Bank, Bank of Montreal, Royal Bank of Canada, Toronto Dominion (Texas), Inc.
            and Wells Fargo Bank (Texas), National Association.

 EXHIBIT
  NUMBER                                             DESCRIPTION OF EXHIBIT
----------  --------------------------------------------------------------------------------------------------------
     10.20  1997 Incentive Plan (filed as Appendix B to the Company's Proxy Statement dated December 22, 1997 and incorporated herein by reference).

    *21.1   Subsidiaries of the Company.

    *23.1   Consent of Deloitte & Touche LLP.

    *27.1   Financial data schedule.

------------------------

*Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BJ SERVICES COMPANY

                                By                /s/ J.W. STEWART
                                     -----------------------------------------
                                                   J. W. Stewart
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: December 21, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------
                                Chairman of the Board,
       /s/ J.W. STEWART           President, and Chief
------------------------------    Executive Officer          December 21, 1998
         J.W. Stewart             (Principal Executive
                                  Officer)

                                Senior Vice President--
     /s/ MICHAEL MCSHANE          Finance, Chief Financial
------------------------------    Officer and Director       December 21, 1998
       Michael McShane            (Principal Financial
                                  Officer)

  /s/ MATTHEW D. FITZGERALD     Vice President and
------------------------------    Controller (Principal      December 21, 1998
    Matthew D. Fitzgerald         Accounting Officer)

------------------------------  Director
    L. William Heiligbrodt

       /s/ JOHN R. HUFF
------------------------------  Director                     December 21, 1998
         John R. Huff

      /s/ DON D. JORDAN
------------------------------  Director                     December 21, 1998
        Don D. Jordan

      /s/ R. A. LEBLANC
------------------------------  Director                     December 21, 1998
        R. A. LeBlanc

    /s/ JAMES E. MCCORMICK
------------------------------  Director                     December 21, 1998
      James E. McCormick

    /s/ MICHAEL E. PATRICK
------------------------------  Director                     December 21, 1998
      Michael E. Patrick

                              BJ SERVICES COMPANY
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

                                                                           ADDITIONS
                                                                    ------------------------
                                                       BALANCE AT                CHARGED TO
                                                        BEGINNING   CHARGED TO      OTHER                   BALANCE AT
                                                        OF PERIOD     EXPENSE     ACCOUNTS    DEDUCTIONS   END OF PERIOD
                                                       -----------  -----------  -----------  -----------  -------------
YEAR ENDED SEPTEMBER 30, 1996
Allowance for doubtful accounts receivable...........   $   7,483    $     357    $   1,302(3)  $   2,919(1)   $   6,223
Reserve for inventory obsolescence and adjustment....       9,545          100        2,481(3)      1,116(2)      11,010
YEAR ENDED SEPTEMBER 30, 1997
Allowance for doubtful accounts receivable...........   $   6,223    $   2,098    $     337(4)  $   2,464(1)   $   6,194
Reserve for inventory obsolescence and adjustment....      11,010        1,056          521(3)      3,050(2)       9,537
YEAR ENDED SEPTEMBER 30, 1998
Allowance for doubtful accounts receivable...........   $   6,194    $   4,140                 $   1,244(1)   $   9,090
Reserve for inventory obsolescence and adjustment....       9,537          893    $     479(3)      2,458(2)       8,451

------------------------

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