Form 10-Q
period 1998-12-31
BJ SERVICES CO
filed 1999-02-12
CIK 864328

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                     FORM 10-Q

                /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.   YES /X/   NO / /

There were 70,707,286 shares of the registrant's common stock, $.10 par value, outstanding as of February 10, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             BJ SERVICES COMPANY

                                      INDEX

PART I - FINANCIAL INFORMATION:

   Item 1. Financial Statements

      Consolidated Condensed Statement of Operations (Unaudited) - Three
           months ended December 31, 1998 and 1997                            3

      Consolidated Condensed Statement of Financial Position -
           December 31, 1998 (Unaudited) and September 30, 1998               4

      Consolidated Condensed Statement of Cash Flows (Unaudited) -
           Three months ended December 31, 1998 and 1997                      5

      Notes to Unaudited Consolidated Condensed Financial Statements          6

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          9

   Item 3. Quantitative and Qualitative Disclosures About Market Risk        15

PART II - OTHER INFORMATION                                                  16

                                       PART I
                               FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            BJ SERVICES COMPANY
          CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED
                                                         DECEMBER 31,
                                            1998                          1997
                                          --------                      --------
Revenue                                   $294,435                      $415,360
Operating expenses:
   Cost of sales and services              243,211                       304,884
   Research and engineering                  6,592                         7,539
   Marketing                                12,849                        14,572
   General and administrative               10,780                        12,937
   Goodwill amortization                     3,382                         3,527
   Unusual Charge                           21,567
                                          --------                      --------
    Total operating expenses               298,381                       343,459
                                          --------                      --------
Operating income (loss)                     (3,946)                       71,901
Interest expense                            (7,655)                       (5,817)
Interest income                                 76                           191
Other income (expense) - net                  (131)                         (489)
                                          --------                      --------
Income (loss) before income taxes          (11,656)                       65,786
Income tax expense (benefit)                (4,630)                       21,709
                                          --------                      --------
Net income (loss)                         $ (7,026)                     $ 44,077
                                          --------                      --------
                                          --------                      --------
Earnings (loss) per share:
   Basic                                  $   (.10)                     $    .57
   Diluted                                $   (.10)                     $    .52

Weighted average shares outstanding:
   Basic                                    70,673                        77,197
   Diluted                                  72,669                        85,096

     SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               BJ SERVICES COMPANY
             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
                                  (IN THOUSANDS)

                                                               DECEMBER 31,                 SEPTEMBER 30,
                                                                   1998                         1998
                                                               ------------                 ------------
                                                               (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents                                      $    3,387                    $    1,625
  Receivables - net                                                 270,223                       300,140
  Inventories:
    Finished goods                                                   75,931                        78,459
    Work in process                                                   2,012                         2,574
    Raw materials                                                    29,958                        30,153
                                                                 ----------                    ----------
      Total inventories                                             107,901                       111,186
  Deferred income taxes                                              11,846                        12,767
  Other current assets                                               27,545                        26,078
                                                                 ----------                    ----------
      Total current assets                                          420,902                       451,796
Property - net                                                      610,214                       602,028
Deferred income taxes                                               178,946                       171,164
Goodwill  - net                                                     499,867                       503,259
Other assets                                                         14,868                        15,454
                                                                 ----------                    ----------
                                                                 $1,724,797                    $1,743,701
                                                                 ----------                    ----------
                                                                 ----------                    ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $  106,863                    $  140,726
  Short-term borrowings and current
    portion of long-term debt                                       182,990                       224,806
  Accrued employee compensation and benefits                         40,380                        41,686
  Income and other taxes                                             25,374                        26,113
  Accrued insurance                                                  12,339                        12,303
  Other accrued liabilities                                          62,009                        67,491
                                                                 ----------                    ----------
      Total current liabilities                                     429,955                       513,125
Long-term debt                                                      310,046                       241,869
Deferred income taxes                                                 8,270                         9,021
Other long-term liabilities                                          79,552                        79,622
Stockholders' equity                                                896,974                       900,064
                                                                 ----------                    ----------
                                                                 $1,724,797                    $1,743,701
                                                                 ----------                    ----------
                                                                 ----------                    ----------

   SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                BJ SERVICES COMPANY
             CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                   (IN THOUSANDS)

                                                                             THREE MONTHS ENDED
                                                                                DECEMBER 31,
                                                                    1998                          1997
                                                                 ----------                    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $   (7,026)                   $   44,077
Adjustments to reconcile net income to cash
   provided by operating activities:
   Amortization of unearned compensation                                                            3,600
   Depreciation and amortization                                     23,496                        21,517
   Deferred income taxes (benefit)                                   (9,449)                       13,504
   Unusual charge (non cash)                                         13,955
Changes in:
   Receivables                                                       29,917                       (10,266)
   Inventories                                                        2,447                           366
   Accounts payable                                                 (33,863)                       (8,656)
   Other current assets and liabilities                              (6,512)                        4,405
   Other - net                                                          486                         4,647
                                                                 ----------                    ----------
      Net cash provided by operating activities                      13,451                        73,194

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                  (43,715)                      (28,148)
Proceeds from disposal of assets                                      3,641                         1,641
                                                                 ----------                    ----------
      Net cash used for investing activities                        (40,074)                      (26,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) borrowings - net                        26,361                        (4,149)
Purchase of treasury stock                                                                        (42,632)
Proceeds from issuance of stock                                       2,024                         4,351
                                                                 ----------                    ----------
      Net cash provided by (used for) financing activities           28,385                       (42,430)

Increase in cash and cash equivalents                                 1,762                         4,257
Cash and cash equivalents at beginning of period                      1,625                         3,900
                                                                 ----------                    ----------
Cash and cash equivalents at end of period                       $    3,387                    $    8,157
                                                                 ----------                    ----------
                                                                 ----------                    ----------

   SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  BJ SERVICES COMPANY
           NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 GENERAL

In the opinion of management, the unaudited consolidated condensed financial statements for BJ Services Company (the "Company") include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position as of December 31, 1998, and the results of operations and cash flows for each of the three month periods ended December 31, 1998 and 1997. The consolidated condensed statement of financial position at September 30, 1998 is derived from the September 30, 1998 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the three-month period ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.

Certain amounts for fiscal 1998 have been reclassified to conform to the current year presentation.

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

The following table presents information necessary to calculate earnings per share for the periods presented (in thousands except per share amounts):

                                                           THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                           1998          1997
                                                        ----------    ----------
Net income (loss)                                       $  (7,026)    $   44,077

Weighted-average common shares outstanding                 70,673         77,197
                                                        ----------    ----------

Basic earnings (loss) per share                         $    (.10)    $      .57
                                                        ----------    ----------
                                                        ----------    ----------

Weighted-average common and dilutive potential common
   shares outstanding:
   Weighted-average common shares outstanding              70,673         77,197
   Assumed exercise of stock options                        1,153          2,010
   Assumed exercise of warrants                               843          5,889
                                                        ----------    ----------
                                                           72,669         85,096
                                                        ----------    ----------

Diluted earnings (loss) per share                       $    (.10)    $      .52
                                                        ----------    ----------
                                                        ----------    ----------

NOTE 3 UNUSUAL CHARGE

During the quarter ended December 31, 1998, the Company recorded a pretax unusual charge of $21.6 million ($14.0 million after tax, or $.19 per diluted share) to reflect changes in its operations as a result of the downturn in oilfield drilling activity. The components of the unusual charge are as follows (in thousands):

                                                                           Balance at
                                                 1999         Incurred    December 31,
                                              Provision        to Date        1998
                                              ---------       --------    -----------
Asset impairments (non cash)                   $13,955        $(13,955)
Severance and related benefits                   6,417          (1,482)      $4,935
Facility closures and other                      1,195            (275)         920
                                               -------        --------       ------
                                               $21,567        $(15,712)      $5,855
                                               -------        --------       ------
                                               -------        --------       ------

The asset impairment of $14.0 million primarily relates to certain equipment previously utilized in the Company's U.S. operations which will be sold, or decommissioned and salvaged for spare parts. The severance and related benefits costs relate to the involuntary termination of approximately 700 employees worldwide. The Company expects to pay all remaining severance benefits by the end of the third fiscal quarter of 1999. The facility closure costs primarily represent remaining lease obligations related to the closure of several locations in the oil producing regions of the U.S. and also one location in Latin America.

NOTE 4 NEW ACCOUNTING STANDARDS

Effective October 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", which established standards for the reporting and displaying of comprehensive income and its components.

The components of comprehensive net income (loss), net of tax, are as follows:

                                                            Three Months Ended
                                                               December 31,
                                                            ------------------
                                                              1998        1997
                                                            --------    -------
Net income (loss) attributable to common stockholders       $(7,026)    $44,077

Change in cumulative translation adjustment                    1,911      4,818
                                                            --------    -------

Comprehensive net income (loss)                             $(5,115)    $48,895
                                                            --------    -------
                                                            --------    -------

Also on October 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), and Statement No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. SFAS 132 standardizes the disclosures for employers' pension and other postretirement benefit plans to the extent possible, and it requires additional information about changes in the benefit obligations and the fair value of plan assets. Both of these statements require additional information to be disclosed in the 1999 Annual Report of Form 10-K and therefore their adoption had no impact on this quarterly report.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and therefore had no effect on the Company's first quarter 1999 financial statements. Management is currently evaluating what, if any, additional adjustment or disclosure may be required when this statement is adopted in fiscal 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's operations are primarily driven by the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity worldwide. Drilling activity, in turn, is largely dependent on the price of oil and natural gas. This situation often leads to volatility in the Company's revenues and profitability, especially in the United States and Canada, where the Company expects to generate over 50% of its revenues during fiscal 1999. This volatility has been particularly evident during the latter half of calendar 1998 when, as a result of low oil prices (falling below $11 per barrel in December 1998), the industry has recently experienced the lowest worldwide oilfield drilling activity levels in the last 50 years.

     Due to "aging" oilfields and lower-cost sources of oil internationally, drilling activity in the United States has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986, 1992 and again in early 1999. While U.S. drilling activity temporarily rebounded during 1997, exceeding 1,000 active rigs for the first time since 1991, it has since retracted due to weak oil prices. For the quarter ended December 31, 1998, the active U.S. rig count averaged 690 rigs, a 31% decline from the same period in the previous year. Most of the decline occurred in rigs drilling for oil, down 41% during the period.

     With the exception of Canada, international drilling activity has historically been less volatile than U.S. drilling activity. Active international drilling rigs (excluding Canada) averaged 682 rigs during the first quarter of fiscal 1999, a decrease of 16% from the first quarter of fiscal 1998, primarily due to decreased activity in Latin America. The Canadian average rig count, however, at 201 active rigs for the quarter ended December 31, 1998 was down 55% from the same quarter of the previous year.
As with the U.S., most of the activity decline occurred in rigs drilling for oil. Management does not expect a meaningful increase in worldwide oil drilling activity until oil prices recover to at least $16 - 18 per barrel.

RESULTS OF OPERATIONS

     The following table sets forth selected key operating statistics reflecting industry rig count and the Company's financial results:

                                                                Quarter Ended
                                                                 December 31,
                                                               ----------------
                                                                1998      1997
                                                               ------    ------
 Rig Count: (1)
    U.S.                                                        690         997
    International                                               883       1,260
 Revenue per rig (in thousands)                                $187.3    $  184.0
 Revenue per employee (in thousands)                           $ 36.8    $   47.9
 Percentage of gross profit to revenue (2)                       17.4%       26.6%
 Percentage of research and engineering expense to revenue        2.2%        1.8%
 Percentage of marketing expense to revenue                       4.4%        3.5%
 Percentage of general and administrative expense to revenue      3.7%        3.1%

--------
(1)  Industry estimate of drilling activity as measured by average active rigs.
(2)  Gross profit represents revenue less cost of sales and services.

     REVENUE: The Company's revenue for the quarter ended December 31, 1998 decreased by 29% from the first quarter of the previous year due primarily to the contraction in worldwide drilling activity. Worldwide drilling and workover activity levels have recently reached near-record low levels due primarily to the decline in oil prices.

UNITED STATES/MEXICO PRESSURE PUMPING REVENUE

     The Company's U.S./Mexico pressure pumping revenue for the quarter declined 42% from the first quarter of the previous year due to weakness in drilling and workover activity. The U.S. active rig count declined by 31% compared to the prior year's first fiscal quarter, and the workover rig count declined by 35%. Except for the Northeast region, year over year revenue declined in each of the U.S. regions, with the greatest impact being felt in the primarily oil producing regions of Texas and the West Coast. Oil drilling activity in the U.S. decreased by 50% during the first quarter of fiscal 1999 compared to the same quarter of the prior year, while gas drilling activity decreased 20%. Pricing for the Company's services in the U.S. declined by approximately 4%. In addition, the Company has experienced some market share deterioration in the U.S. due to attempts to maintain pricing, as well as higher than average activity reductions by the Company's key customers. Revenues in Mexico, however, almost doubled compared to the same quarter of the previous year due to a new contract which began in mid-1998. To address the downturn in activity, the Company has been consolidating its U.S. operations, resulting in the closure of several locations in oil producing regions. Additionally, idle equipment has been removed from operations. A portion of this equipment, for which the Company has recorded a writedown of $12.0 million, will be sold or salvaged for spare parts. The remainder will be redistributed to other operating locations as needs arise.

INTERNATIONAL PRESSURE PUMPING REVENUE

     The Company's international pressure pumping revenue declined by 19% compared to the prior year's first fiscal quarter. The majority of the decline occurred in Canada, where quarterly revenue decreased 51% due to the severe decline in oil drilling activity. Outside North America, international revenue declined by only 7%, despite a 16% decline in active rigs. The Company's operations in Europe/Africa and Asia Pacific held up well despite the low oil prices, each showing revenue increases during the quarter. Latin American revenues declined by 15% due primarily to a further contraction of activity by customers in Argentina, Ecuador and Venezuela.

OTHER REVENUE

     Revenues during the quarter for the Company's other service lines, which primarily consist of specialty chemicals, tubular services and process and pipeline services, in total were relatively flat with the prior year as activity declines were mostly offset by expansions into new markets. In addition, these service lines generate a portion of revenues from downstream activities which are not as greatly impacted by the decline in drilling activity.

     OPERATING INCOME: For the quarter ended December 31, 1998, the Company recognized an operating loss of $3.9 million compared to operating income in
the first quarter of fiscal 1998 of $71.9 million.   The current quarter's
loss was primarily a result of the Company's recording a pretax unusual charge of $21.6 million ($.19 per share after-tax), comprised of $6.4 million of severance cots, $14.0 million of asset writedowns and $1.2 million of other costs associated with the downturn in the oilfield services industry. Operating income margins, exclusive of goodwill amortization and unusual charges, declined to 7.1% from 18.2% in the prior year's first fiscal quarter. The margin decline is primarily a result of the decline in North American drilling and workover activity, and lower pricing. Research and engineering, marketing and general and administrative expenses decreased by $4.8 million compared with the prior year's first quarter. Further reductions in operating expenses are expected to be realized in the second fiscal quarter as a result of cost reduction programs implemented during the first quarter.

          OTHER: Interest expense increased by $1.8 million due to additional borrowings to finance the Company's stock repurchase program implemented in December 1997. The Company has repurchased the equivalent of
6.9 million shares totaling $197 million under this program. The Company's effective tax rate for the quarter ended December 31, 1997 was 33%. The Company's effective tax benefit rate for the quarter ended December 31, 1998 was 40% primarily as a result of writedowns in the U.S. and lower North American profits which are taxed at a higher effective rate than the Company's average international rate.

CAPITAL RESOURCES AND LIQUIDITY

     Net cash provided from operating activities for the three months ended December 31, 1998 decreased by $59.7 million from the prior year's figure due
primarily to reduced profitability.   Due to the slowdown in activity, this
trend is expected to continue for the next several quarters.

     Net cash used for investing activities for the three-month period was $40.1 million, an increase of $13.6 million compared to the same quarter of the previous year due to increased capital spending. The current quarter's spending relates primarily to upgrades to the Company's U.S. fracturing fleet, which was already in process before the beginning of the fiscal year. Despite the increased spending for the quarter, capital expenditures for fiscal 1999 are expected to be significantly below 1998 levels due to the curtailment of spending as a result of the slowdown in worldwide drilling activity levels. The actual amount of 1999 capital expenditures, currently estimated at $100 -- $110 million (excluding acquisitions), will be primarily dependent upon maintenance capital levels and the availability of international expansion opportunities and are expected to be funded by cash flows from operating activities and available credit facilities. Management believes cash flows from operating activities and available lines of credit, if necessary, will be sufficient to fund projected capital expenditures.

     Cash flow from financing activities for the quarter ended December 31, 1998 was $28.4 million compared to a net use of cash for financing activities in the year earlier quarter of $42.4 million. The Company did not repurchase
any of its common stock during the quarter ended December 31, 1998.   During
the same quarter of the previous year, the Company had purchased $42.6 million of its common stock under a stock repurchase program approved by the Company's Board of Directors in December 1997.

     Management strives to maintain low cash balances while utilizing available credit facilities to meet the Company's capital needs. Any excess cash generated has historically been used to pay down outstanding borrowings or fund the Company's stock repurchase program. The Company has a committed, unsecured bank credit facility (the "Bank Credit Facility") which consists of a six-year term loan of approximately $147.8 million (currently drawn partially in Canadian dollars under a provision which is renewed annually at the option of the banks), which is repayable in 22 quarterly installments that began in March 1997, and a five year U.S. $225.0 million revolving facility available through June 2001. At December 31, 1998, borrowings outstanding under the Bank Credit Facility totaled $227.8 million, consisting of $147.8 million under the term loan and $80.0 million of borrowings under the revolver. Principal reductions of term loans under the Bank Credit Facility are due in aggregate annual installments of $31.6 million; $42.2 million; $42.2 million and $31.8 million in the years ending September 30, 1999, 2000, 2001 and 2002, respectively.

     In addition to the committed facility, the Company had $245.6 million in various unsecured, discretionary lines of credit at December 31, 1998, which expire at various dates in 1999. There are no requirements for commitment fees or compensating balances in connection with these lines of credit. Interest on borrowings is based on prevailing market rates. At December 31, 1998, there was $140.8 million in outstanding borrowings under these lines of credit.

     The Company has issued and outstanding $125.0 million of unsecured 7% Notes due 2006. The net proceeds from the issuance of the 7% notes ($123.3 million) in August 1996 were used by the Company to repay indebtedness outstanding under the term loan portion of the Company's then existing bank credit facility.

     The Company's interest-bearing debt increased to 35.5% of its total capitalization at December 31, 1998, compared to 34.1% at September 30, 1998, due to borrowings to fund the Company's capital spending. The Bank Credit Facility includes various customary covenants and other provisions including the maintenance of certain profitability and solvency ratios and restrictions on dividend payments under certain circumstances, none of which materially restrict the Company's activities. Management believes that the Bank Credit Facility, combined with other discretionary credit facilities and cash flow from operations, provides the Company with sufficient capital resources and liquidity to manage its routine operations, meet debt service obligations and fund projected capital expenditures.

YEAR 2000 COMPLIANCE

     Historically, many computer programs have been written using two digits rather than four to define the applicable year. This programming practice could result in certain computerized applications failing to properly recognize a year that begins with "20" instead of "19." This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 issue."

     In July 1997, the Company established a formal program to assess the global impact of Year 2000 issues. The Company's own internal systems are the primary area of focus under this program. Such internal systems include, but are not limited to, data processing and financial reporting software applications, computerized job monitoring hardware and software used at the well site and in the Company's labs, embedded control systems and tele-communications and other support equipment. In addition, the program addresses the Company's reliance on third party suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's Year 2000 program is comprised of four primary phases: (i) inventory of all existing equipment and systems; (ii) assessment of equipment and systems to identify those which are not Year 2000 ready and to prioritize critical systems and equipment;
(iii) remediation or replacement of non-Year 2000 ready equipment and systems; (iv) testing and certification of Year 2000 readiness. The Company completed the worldwide inventory of its systems and equipment in September
1997.   The Company has also completed the assessment phase (which included testing of any systems deemed to be already Year 2000 compliant) and developed plans for remediation or replacement of all non-compliant systems that are critical to its operations. The Company expects to have remediated those systems and equipment that are critical to its operations by no later than the end of June 1999. The remainder of 1999 will be focused on testing and certification of new and modified programs. Certain non-critical systems may not be addressed until after January 2000; however, the Company believes such systems will not disrupt the Company's operations in a material way.
The Company has contacted all of its critical external suppliers of goods and services to assess their compliance efforts and the Company's exposure in the event of a failure of third party compliance efforts. The Company is in the process of reviewing and validating the responses from the suppliers of those products and services and in some cases is seeking additional information or certification. In situations where these suppliers are not compliant or do not respond, the Company is planning to develop contingency plans, including utilizing alternative suppliers.

     The comprehensive plan designed to achieve an uninterrupted transition into the Year 2000 is expected to cost the Company approximately $1.7 million. In addition, the program has resulted in the acceleration of approximately $1.4 million in hardware and software expenditures to replace non-compliant systems. All expenditures related to the Year 2000 initiative are expected to be funded by cash flows from operations and are not expected to materially impact the results of operations. The cost of the project and the dates on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates. There can be no assurances that these estimates will be achieved and actual results could differ from what is currently anticipated.

     Failure to address Year 2000 issues, including those critical internal systems, infrastructure and third party suppliers mentioned above, could result in business disruption that could materially affect the Company's operations. In an effort to minimize business interruptions, the Company is in the process of developing contingency plans in the event that circumstances prevent the Company or any of its third party suppliers from meeting any portion of their Year 2000 program schedules. These contingency plans are expected to be completed and in place by the end of June 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates, primarily in the United States and Canada. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. A portion of the Company's borrowings are denominated in foreign currencies which exposes the Company to market risk associated with exchange rate movements. When necessary, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no foreign exchange contracts outstanding at December 31, 1998. All items described are non-trading and are stated in U.S. dollars (in thousands).

                                                            Expected Maturity Dates                            Fair Value
 (in thousands)                             1999       2000       2001     2002    Thereafter  Total       December 31, 1998
                                            ----       ----       ----     ----    ----------  -----       -----------------
 SHORT TERM BORROWINGS

 Bank borrowings; US$ denominated          $ 31,728                                                $31,728         $31,728
 Average variable interest rate -
 6.17% at December 31, 1998

 Bank borrowings; Canadian$                $107,886                                               $107,886        $107,886
 denominated
 Average variable interest rate -
 5.83% at December 31, 1998

 Bank borrowings; Deutsche mark
 denominated                               $  1,196                                                 $1,196          $1,196
 Average variable interest rate -
 3.73% at December 31, 1998

 LONG TERM BORROWINGS

 Current term loan; US$ denominated        $  8,451      2,817                                     $11,268         $11,268
 Variable interest rate - 6.03%  at
 December 31, 1998

 Current term loan; Canadian$              $ 23,184      7,728                                     $30,912         $30,912
 denominated
 Variable interest rate - 5.49%  at
 December 31, 1998

  Non-current bank borrowings:US$          $ 80,000                                                $80,000         $80,000
  denominated
  Variable interest rate -  5.96%  at
  December 31, 1998

 Non-current term loan; US$                             $8,451    11,267    8,588                  $28,306         $28,306
 denominated
 Variable interest rate - 6.03%  at
 December 31, 1998

 Non-current term loan; Canadian$                      $23,184    30,912   23,184                  $77,280         $77,280
 denominated
 Variable interest rate - 5.49%  at
 December 31, 1998

 7% Series B Notes - US$ denominated                                                 $124,460     $124,460        $128,163
 Fixed interest rate - 7%

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

                                        BJ Services Company
                                             (Registrant)


Date: February 12, 1999                 BY\s\Margaret B. Shannon
                                        ----------------------------------
                                        Margaret B. Shannon
                                        Vice President and General Counsel


Date: February 12, 1999                 BY\s\Matthew D. Fitzgerald
                                        ----------------------------------
                                        Matthew D. Fitzgerald
                                        Vice President and Controller
                                        and Chief Accounting Officer