Form 10-Q
period 1999-03-31
BJ SERVICES CO
filed 1999-05-14
CIK 864328

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days. YES __X__   NO___

There were 70,783,460 shares of the registrant's common stock, $.10 par value, outstanding as of May 12, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               BJ SERVICES COMPANY

                                      INDEX

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated Condensed Statement of Operations (Unaudited) - Three
                  and six months ended March 31, 1999 and 1998                                      3

         Consolidated Condensed Statement of Financial Position -
                  March 31, 1999 (Unaudited) and September 30, 1998                                 4

         Consolidated Condensed Statement of Cash Flows (Unaudited) -
                  Six months ended March 31, 1999 and 1998                                          5

         Notes to Unaudited Consolidated Condensed Financial Statements                             6

     Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                        10

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                            17


PART II - OTHER INFORMATION                                                                        18


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                 MARCH 31,                     MARCH 31,
                                                           1999           1998            1999           1998
                                                       -----------     -----------    -----------    -----------
Revenue                                                $   269,601     $   395,602    $   564,036    $   810,962
Operating expenses:
     Cost of sales and services                            226,327         291,983        469,538        596,867
     Research and engineering                                6,036           8,044         12,628         15,583
     Marketing                                              12,961          14,633         25,810         29,205
     General and administrative                             12,041          13,140         22,821         26,077
     Goodwill amortization                                   3,382           3,513          6,764          7,040
     Unusual charge                                         18,128                         39,695
                                                       -----------                    -----------
        Total operating expenses                           278,875         331,313        577,256        674,772
                                                       -----------     -----------    -----------    -----------
Operating income (loss)                                     (9,274)         64,289        (13,220)       136,190
Interest expense                                            (7,746)         (6,545)       (15,401)       (12,362)
Interest income                                                223             155            299            346
Other income (expense) - net                                  (376)           (277)          (507)          (766)
                                                       ------------    ------------   ------------   ------------
Income (loss) before income taxes                          (17,173)         57,622        (28,829)       123,408
Income tax expense (benefit)                                (5,786)         19,016        (10,416)        40,725
                                                       ------------    -----------    ------------   -----------
Net income (loss)                                      $   (11,387)    $    38,606    $   (18,413)   $    82,683
                                                       ------------    -----------    ------------   -----------
                                                       ------------    -----------    ------------   -----------
Earnings (loss) per share:

     Basic                                             $     (.16)     $       .51    $     (.26)    $      1.09
     Diluted                                           $     (.16)     $       .47    $     (.26)    $       .99

Weighted average shares outstanding:

     Basic                                                  70,708          75,155         70,690         76,187
     Diluted                                                72,986          82,178         72,819         83,641


       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               BJ SERVICES COMPANY
             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION

                                 (IN THOUSANDS)

                                                                                  MARCH 31,        SEPTEMBER 30,
                                                                                    1999                1998
                                                                                ---------------    -------------
                                                                                 (UNAUDITED)
ASSETS
Current assets:

     Cash and cash equivalents                                                  $       1,100      $       1,625
     Receivables - net                                                                257,981            300,140
     Inventories:
         Finished goods                                                                70,545             78,459
         Work in process                                                                2,718              2,574
         Raw materials                                                                 29,316             30,153
                                                                                -------------      -------------
              Total inventories                                                       102,579            111,186
     Deferred income taxes                                                             12,740             12,767
     Other current assets                                                              32,405             26,078
                                                                                -------------      -------------
              Total current assets                                                    406,805            451,796
Property - net                                                                        613,579            602,028
Deferred income taxes                                                                 186,916            171,164
Goodwill - net                                                                        496,485            503,259
Other assets                                                                           16,096             15,454
                                                                                -------------      -------------
                                                                                $   1,719,881      $   1,743,701
                                                                                -------------      -------------
                                                                                -------------      -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                           $     107,681      $     140,726
     Short-term borrowings and current
         portion of long-term debt                                                    198,054            224,806
     Accrued employee compensation and benefits                                        33,005             41,686
     Income and other taxes                                                            26,080             26,113
     Accrued insurance                                                                 12,807             12,303
     Other accrued liabilities                                                         62,091             67,491
                                                                                -------------      -------------
         Total current liabilities                                                    439,718            513,125
Long-term debt                                                                        311,825            241,869
Deferred income taxes                                                                   8,376              9,021
Other long-term liabilities                                                            79,439             79,622
Stockholders' equity                                                                  880,523            900,064
                                                                                -------------      -------------
                                                                                $   1,719,881      $   1,743,701
                                                                                -------------      -------------
                                                                                -------------      -------------

     SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                         SIX MONTHS ENDED
                                                                                             MARCH 31,
                                                                                      1999              1998
                                                                                  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                 $     (18,413)   $      82,683
Adjustments to reconcile net income to cash
     provided by operating activities:
     Amortization of unearned compensation                                                  180            5,550
     Depreciation and amortization                                                       48,194           45,072
     Deferred income taxes (benefit)                                                    (20,323)          23,656
     Unusual charge (non cash)                                                           23,051
Changes in:
     Receivables                                                                         42,159            6,631
     Inventories                                                                          6,897           (1,669)
     Accounts payable                                                                   (33,045)         (21,995)
     Other current assets and liabilities                                               (17,623)          (3,120)
     Other - net                                                                         (6,564)           4,700
                                                                                  --------------   -------------
         Net cash provided by operating activities                                       24,513          141,508

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                                      (72,631)         (68,147)
Proceeds from disposal of assets                                                          2,197            4,030
                                                                                  -------------    -------------
         Net cash used for investing activities                                         (70,434)         (64,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) borrowings - net                                            43,204           (7,323)
Purchase of treasury stock                                                                               (76,819)
Proceeds from issuance of stock                                                           2,192            5,301
                                                                                  -------------    -------------
         Net cash provided by (used for) financing activities                            45,396          (78,841)

Decrease in cash and cash equivalents                                                      (525)          (1,450)
Cash and cash equivalents at beginning of period                                          1,625            3,900
                                                                                  -------------    -------------
Cash and cash equivalents at end of period                                        $       1,100    $       2,450
                                                                                  -------------    -------------
                                                                                  -------------    -------------


     SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               BJ SERVICES COMPANY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.  GENERAL

In the opinion of management, the unaudited consolidated condensed financial statements for BJ Services Company (the "Company") include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position as of March 31, 1999, the results of operations for each of the three-month and six-month periods ended March 31, 1999 and 1998 and cash flows for each of the six-month periods ended March 31, 1999 and 1998. The consolidated condensed statement of financial position at September 30, 1998 is derived from the September 30, 1998 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the six-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

Certain amounts for fiscal 1998 have been reclassified to conform to the current year presentation.

NOTE 2.  EARNINGS PER SHARE

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

At the annual meeting of stockholders on January 22, 1998, the Company's stockholders approved an amendment to the Company's charter increasing the number of authorized shares of common stock from 80 million to 160 million shares. A two for one stock split approved by the Board of Directors on December 11, 1997 (effected in the form of a stock dividend) was distributed on February 20, 1998 to stockholders of record as of January 30, 1998. Accordingly, all references in the financial statements to number of shares outstanding and earnings per share amounts have been retroactively restated for all periods presented to reflect the increased number of common shares outstanding resulting from the stock split.

The following table presents information necessary to calculate earnings per share for the periods presented (in thousands except earnings per share):

                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                 MARCH 31,                       MARCH 31,
                                                           1999           1998            1999              1998
                                                       -----------     -----------    -----------       -----------
Net income (loss)                                      $   (11,387)    $    38,606    $   (18,413)      $    82,683

Weighted-average common shares outstanding                  70,708          75,155         70,690            76,187
                                                       -----------     -----------    -----------       -----------

Basic earnings (loss) per share                        $      (.16)    $       .51    $      (.26)      $      1.09
                                                       -----------     -----------    -----------       -----------
                                                       -----------     -----------    -----------       -----------

Weighted-average common and dilutive potential
     common shares outstanding:
     Weighted-average common shares
         outstanding                                        70,708          75,155         70,690            76,187
     Assumed exercise of stock options                       1,210           1,772          1,172             1,859
     Assumed exercise of warrants                            1,068           5,251            957             5,595
                                                       -----------     -----------    -----------       -----------
                                                            72,986          82,178         72,819            83,641
                                                       -----------     -----------    -----------       -----------
Diluted earnings (loss) per share                      $      (.16)     $      .47    $      (.26)(1)   $       .99
                                                       -----------     -----------    -----------       -----------
                                                       -----------     -----------    -----------       -----------

(1)  Antidilutive


NOTE 3.  UNUSUAL CHARGE

During the six-months ended March 31, 1999, the Company recorded a pretax unusual charge of $39.7 million ($26.0 million after tax, or $.36 per diluted share) to reflect changes in its operations as a result of the downturn in oilfield drilling activity. The components of the unusual charge are as follows (in thousands):

                                                                                         Balance at
                                                     1999               Incurred          March 31,
                                                    Provision            to Date            1999
                                                 -------------        ------------      -------------
Asset impairments (non cash)                     $      23,051        $   (23,051)
Severance and related benefits                          12,798             (7,820)      $       4,978
Facility closures and other                              3,845             (3,310)                535
                                                 -------------        ------------      -------------
                                                 $      39,694        $   (34,181)      $       5,513
                                                 -------------        ------------      -------------
                                                 -------------        ------------      -------------

The asset impairment of $23.1 million primarily relates to certain equipment previously utilized in the Company's U.S. operations which will be sold or decommissioned and salvaged for spare parts. The severance and related benefits relate to the cost of the involuntary termination of approximately 1,100 employees worldwide. The Company expects to pay all remaining severance benefits by the end of the third fiscal quarter of 1999. The facility closures and other costs primarily represent remaining lease obligations related to the closure of several locations in the oil producing regions of the U.S. and also one location in Latin America, and costs incurred during the first six months of fiscal 1999 for the relocation of equipment and personnel resulting from the closing of these facilities.

NOTE 4.  NEW ACCOUNTING STANDARDS

Effective October 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," which established standards for the reporting and displaying of comprehensive income and its components.

The components of comprehensive net income (loss), net of tax, are as follows:

                                                            Three Months Ended               Six Months Ended
                                                                 March 31,                     March 31,
                                                            1999             1998            1999          1998
                                                       --------------   -----------     ------------   --------
Net income (loss) attributable to
   common stockholders                                 $    (11,387)    $    38,606     $   (18,413)   $    82,683

Change in cumulative translation adjustment                  (5,411)           (914)         (3,500)         3,903
                                                       -------------    ------------    ------------   -----------
Comprehensive net income (loss)                        $    (16,798)    $    37,692     $   (21,913)   $    86,586
                                                       -------------    ------------    ------------   -----------
                                                       -------------    ------------    ------------   -----------


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

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and therefore had no effect on the Company's first or second quarter 1999 financial statements. Management is currently evaluating what, if any, additional adjustment or disclosure may be required when this statement is adopted in fiscal 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company's operations are primarily driven by the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity worldwide. Drilling activity, in turn, is largely dependent on the price of oil and natural gas. This situation often leads to volatility in the Company's revenues and profitability, especially in the United States and Canada, where the Company expects to generate over 50% of its revenues during fiscal 1999. This volatility has been particularly evident during the last twelve months when, as a result of low oil prices (falling below $11 per barrel in December 1998), the industry has recently experienced the lowest worldwide oilfield drilling activity levels in the last 50 years.

      Due to "aging" oilfields and lower-cost sources of oil internationally, drilling activity in the United States has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986, 1992 and again in early 1999. While U.S. drilling activity temporarily rebounded during 1997, exceeding 1,000 active rigs for the first time since 1991, it has since retracted due to weak oil prices. During the first six months of fiscal 1999, the active U.S. rig count averaged 621 rigs, a 37% decline from the same period in the previous year. Most of the decline occurred in rigs drilling for oil, down 59% during the period.

      With the exception of Canada, international drilling activity has historically been less volatile than domestic drilling activity. Active international drilling rigs (including Canada) averaged 897 rigs during the first six months of fiscal 1999, a decrease of 29% from the same period of fiscal 1998, due primarily to decreased activity in Canada, Latin America and in Europe. The Canadian average rig count, at 246 average active rigs for the first half of fiscal 1999, was down 46% from the same year earlier period. As with the U.S., most of the activity decline occurred in rigs drilling for oil. Management does not expect a meaningful increase in worldwide oil drilling activity until oil prices recover to at least
$16 - 18 per barrel for a sustained period of time.

RESULTS OF OPERATIONS

      The following table sets forth selected key operating statistics reflecting industry rig count and the Company's financial results:

                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                      MARCH 31,                           MARCH 31,
                                                                1999             1998              1999              1998
                                                            -------------    --------------    -------------    -------------
Rig Count: (1)
  U.S.                                                           552              966              621               982
  International                                                  910            1,271              897             1,265
Revenue per rig (in thousands)                                  $184.4           $176.8           $371.8            $360.9
Revenue per employee (in thousands)                             $ 36.6           $ 44.1           $ 73.4            $ 91.6
Percentage of gross profit to revenue (2)                         16.1%            26.2%            16.8%             26.4%
Percentage of research and engineering
   expense to revenue                                              2.2%             2.0%             2.2%              1.9%
Percentage of marketing expense to revenue                         4.8%             3.7%             4.6%              3.6%
Percentage of general and administrative
   expense to revenue                                              4.5%             3.3%             4.0%              3.2%

--------

(1) Industry estimate of average active rigs.

(2) Gross profit represents revenue less cost of sales and services.

      REVENUE: The Company's revenue decreased by 32% and 30%, respectively, compared with the same three and six-month periods of the previous year due primarily to the contraction in worldwide drilling activity. Worldwide drilling and workover activity levels have recently reached near record low levels due primarily to the decline in oil prices.

UNITED STATES/MEXICO PRESSURE PUMPING REVENUE

      The Company's U.S./Mexico pressure pumping revenue declined 46% compared to the prior year's second fiscal quarter due to weakness in drilling and workover activity. The U.S. active rig count declined by 43% compared to the prior year's second fiscal quarter and the workover rig count declined by 45%. The greatest impact was felt in the primarily oil producing regions of Texas and Oklahoma, each of which experienced year over year revenue declines in excess of 50%. Revenues from oil related drilling operations declined by 71%, while natural gas related revenues declined by 41% compared to the prior year's second fiscal quarter. In addition to the revenue declines due to lower activity, pricing for the Company's services in the U.S. declined by approximately 13%. For the six-month period ended March 31, 1999, U.S./Mexico pressure pumping revenue decreased 44% from the comparable period of fiscal 1998. To address the downturn in activity, the Company has been consolidating its U.S. operations, resulting in approximately 800 layoffs and the closure of several locations in oil producing regions. Additionally, idle equipment has been removed from U.S. operations to a central location. A portion of this equipment, for which the Company has recorded a writedown of $15.4 million, will be sold or salvaged for spare parts. The remainder will be redistributed to other operating locations as the need arises.

INTERNATIONAL PRESSURE PUMPING REVENUE

      The Company's international pressure pumping revenue declined by 23% compared to the prior year's second fiscal quarter. The majority of the decline occurred in Canada, where quarterly revenue decreased 37% due to the severe decline in oil drilling activity. Outside North America, international revenue declined by only 17%, despite a 24% decline in active rigs. Each of the Company's international regions showed revenue decreases from the same quarter of the previous fiscal year, with the most significant impact felt in Latin America. Latin American revenues declined by 22% due primarily to a further contraction of activity by customers in Argentina, Ecuador and Venezuela. For the six months ended March 31, 1999, the Company's international pressure pumping revenue declined by 21% from the same period of the previous fiscal year. The greatest decreases on a regional basis were felt in Canada, Latin America and the Middle East, which had year over year revenue decreases of 44%, 19%, and 22%, respectively.

Other Revenue

      Revenues during the three and six-month periods for each of the Company's other service lines, which primarily consist of specialty chemicals, tubular services and process and pipeline services, in total were down 5% and 2%, respectively, from the same periods of the prior year. Activity declines were mostly offset by expansions into new markets and a greater concentration of revenues from downstream activities, which are not as greatly impacted by the decline in drilling activity.

      OPERATING INCOME: For the quarter ended March 31, 1999, the Company recognized an operating loss of $9.3 million compared to operating income in the second fiscal quarter of fiscal 1998 of $64.3 million. For the six months ended March 31, 1999, the Company recognized an operating loss of $13.2 million compared to operating income in the first half of fiscal 1998 of $136.2 million. The current year to date loss was primarily a result of the Company recording a pretax unusual charge of $39.7 million ($.36 per diluted share after-tax), comprised of $12.8 million of severance costs, $23.1 million of asset writedowns and $3.8 million of other costs associated with the downturn in the oilfield services industry. Operating income margins for the quarter ended March 31, 1999, exclusive of goodwill amortization and unusual charges, declined to 4.5% from 17.1% in the prior year's second fiscal quarter. For the six months ended March 31, 1999, the Company's operating income margins, exclusive of goodwill amortization and unusual charges, declined to 5.9% from 17.7% for the same period of fiscal 1998. The margin declines are primarily a result of the decline in North American drilling and workover activity, and lower pricing. Research and engineering, marketing and general and administrative expenses decreased by $4.8 million and $9.6 million compared with the prior year's second quarter and six-month periods, respectively, due to the implementation of several phases of cost reduction measures beginning in July 1998. Further reductions in operating expenses are expected to be realized in the third fiscal quarter as a result of additional cost reduction programs implemented during April 1999.

      OTHER: Interest expense increased by $1.2 million and $3.0 million compared with the same three and six month periods of the previous year due primarily to additional borrowings to finance the Company's stock repurchase program implemented in December 1997. The Company has repurchased the equivalent of 6.9 million shares totaling $197 million under this program. The Company's effective tax rate for both the quarter and six-month period, excluding unusual charges, was reduced from 33% to 30% primarily as a result of lower North American profitability which is taxed at a higher effective rate than the Company's average international rate.

CAPITAL RESOURCES AND LIQUIDITY

      Net cash provided from operating activities for the six months ended March 31, 1999 decreased by $117.0 million from the prior year's figure due primarily to reduced profitability, which was only partially offset by the liquidation of working capital balances. Despite the slowdown in activity, management expects to continue to generate positive cash flows from operating activities during the remainder of the fiscal year.

      Net cash used for investing activities for the six months was $70.4 million, an increase of $6.3 million compared to the same period of the previous year due to increased capital spending. The current year's spending relates primarily to upgrades to the Company's U.S. fracturing fleet, which was already in process before the beginning of the fiscal year. Despite the increased spending through the first six months, capital expenditures for fiscal 1999 are expected to be significantly below 1998 levels due to the curtailment of spending as a result of the slowdown in worldwide drilling activity levels. The actual amount of 1999 capital expenditures, which are currently estimated at $100 - 110 million (excluding acquisitions), will be primarily dependent upon the level of maintenance capital expenditures during the second half of fiscal 1999 and the availability of expansion opportunities and are expected to be funded by cash flows from operating activities and available credit facilities. Management believes cash flows from operating activities and available lines of credit, if necessary, will be sufficient to fund projected capital expenditures.

      Cash flows from financing activities for the six months ended March 31, 1999 was $45.4 million compared to a usage of cash for financing activities in the year earlier period of $78.8 million. Due to reduced profitability and the resulting reduction in cash flows from operating activities, the Company has not repurchased any of its common stock during this fiscal year. During the same period of the previous year, the Company had used $76.8 million to purchase its common stock under a stock repurchase program approved by the Company's Board of Directors in December 1997.

      Management strives to maintain low cash balances while utilizing available credit facilities to meet the Company's capital needs. Any excess cash generated has historically been used to pay down outstanding borrowings or fund the Company's stock repurchase program. The Company has a committed, unsecured bank credit facility (the "Bank Credit Facility") which consists of a six-year term loan of approximately $147.8 million (currently drawn partially in Canadian dollars under a provision which is renewed annually at the option of the banks), which is repayable in 22 quarterly installments that began in March 1997, and a five year U.S. $225.0 million revolving facility available through June 2001. At March 31, 1999, borrowings outstanding under the Bank Credit Facility totaled $230.5 million, consisting of $140.5 million under the term loan and $90.0 million of borrowings under the revolver. Principal reductions of term loans under the Bank Credit Facility are due in aggregate annual installments of $21.6 million; $43.2 million; $43.2 million and $32.5 million in the years ending September 30, 1999, 2000, 2001 and 2002, respectively.

      In addition to the committed facility, the Company had $250.2 million in various unsecured, discretionary lines of credit at March 31, 1999, which expire at various dates in 1999. There are no requirements for commitment fees or compensating balances in connection with these lines of credit. Interest on borrowings is based on prevailing market rates. At March 31, 1999, there was $154.9 million in outstanding borrowings under these lines of credit.

      The Company has issued and outstanding $125.0 million of unsecured 7% Notes due 2006. The net proceeds from the issuance of the 7% notes ($123.3 million) in August 1996 were used by the Company to repay indebtedness outstanding under the term loan portion of the Company's then existing bank credit facility.

      The Company's interest-bearing debt increased to 36.7% of its total capitalization at March 31, 1999, compared to 34.1% at September 30, 1998, due to borrowings to fund the Company's increased capital spending. The Bank Credit Facility includes various customary covenants and other provisions including the maintenance of certain profitability and solvency ratios and restrictions on dividend payments under certain circumstances, none of which materially restrict the Company's activities. Management believes that the Bank Credit Facility, combined with other discretionary credit facilities and cash flow from operations, provides the Company with sufficient capital resources and liquidity to manage its routine operations, meet debt service obligations and fund projected capital expenditures.

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

      In July 1997, the Company established a formal program to assess the global impact of Year 2000 issues. The Company's own internal systems are the primary area of focus under this program. Such systems include, but are not limited to, data processing and financial reporting software applications, computerized job monitoring hardware and software used at the wellsite and in the Company's labs, embedded control systems and telecommunications and other support equipment. In addition, the program addresses the Company's reliance on third party suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's Year 2000 program is comprised of four primary phases: (i) inventory of all existing equipment and systems; (ii) assessment of equipment and systems to identify those which are not Year 2000 ready and to prioritize critical systems and equipment; (iii) remediation or replacement of non-Year 2000 ready equipment and systems; (iv) testing and certification of Year 2000 readiness. The Company completed the worldwide inventory of its systems and equipment in September 1997. The Company has also completed the assessment phase (which included testing of any systems deemed to be already Year 2000 compliant) and developed plans for remediation or replacement of all non-compliant systems that are critical to its operations. The Company expects to have remediated those systems and equipment that are critical to its operations by no later than the end of October 1999. The remainder of 1999 will be focused on testing and certification of new and modified programs. Certain non-critical systems may not be addressed until after January 2000; however, the Company believes such systems will not disrupt the Company's operations in a material way. The Company has contacted all of its critical external suppliers of goods and services to assess their compliance efforts and the Company's exposure in the event of a failure of third party compliance efforts. The Company is in the process of reviewing and validating the responses from the suppliers of those products and services and in some cases is seeking additional information or certification. In situations where these suppliers are not compliant or do not respond, the Company is planning to develop contingency plans, including utilizing alternative suppliers.

      The comprehensive plan designed to achieve an uninterrupted transition into the Year 2000 is expected to cost the Company approximately $1.8 million. In addition, the program has resulted in the acceleration of approximately $1.4million in hardware and software expenditures to replace non-compliant systems. All expenditures related to the Year 2000 initiative are expected to be funded by cash flows from operations and are not expected to materially impact the results of operations. The cost of the project and the dates on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates. There can be no assurances that these estimates will be achieved, and actual results could differ from what is currently anticipated.

      Failure to address Year 2000 issues, including those critical internal systems, infrastructure and third party suppliers mentioned above, could result in business disruption that could materially affect the Company's operations. In an effort to minimize business interruptions, the Company is in the process of developing contingency plans in the event that circumstances prevent the Company or any of its third party suppliers from meeting any portion of their Year 2000 program schedules. These contingency plans are expected to be completed and in place by the end of September 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates, primarily in the United States and Canada. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. A portion of the Company's borrowings are denominated in foreign currencies which exposes the Company to market risk associated with exchange rate movements. When necessary, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no foreign exchange contracts outstanding at March 31, 1999. All items described are non-trading and are stated in U.S. dollars (in thousands).

                                                           EXPECTED MATURITY DATES                                  FAIR VALUE
                                                   1999      2000      2001      2002    THEREAFTER     TOTAL     MARCH 31, 1999
                                                 --------  --------  --------  --------  ----------  ----------  ----------------
SHORT TERM BORROWINGS

Bank borrowings; US$ denominated                 $ 38,587                                              $ 38,587         $ 38,587
Average variable interest rate - 5.91%
at March 31, 1999

Bank borrowings; Canadian $ denominated          $115,166                                              $115,166         $115,166
Average variable interest rate - 5.95%
at March 31, 1999

Bank borrowings; Deutsche mark
denominated                                      $  1,117                                              $  1,117         $  1,117
Average variable interest rate - 3.31%
at March 31, 1999


LONG TERM BORROWINGS

Current term loan; US$ denominated               $  5,634      5,634                                   $ 11,268         $11,268
Variable interest rate - 5.50% at
March 31, 1999

Current term loan; Canadian $                    $ 15,965     15,965                                   $ 31,930         $31,930
denominated
Variable interest rate - 5.62% at
March 31, 1999

 Non-current bank borrowings: US$                                     $90,000                          $ 90,000         $90,000
 Denominated

 Variable interest rate -  5.44% at
 March 31, 1999

Non-current  term loan; US$ denominated                      $ 5,635   11,267      8,588               $ 25,490         $25,490
Variable interest rate - 5.50% at
March 31, 1999

Non-current term loan; Canadian $                            $15,965   31,930     23,947               $ 71,842         $71,842
denominated
Variable interest rate - 5.62% at
March 31, 1999

7% Series B Notes - US$ denominated                                                      $124,479      $124,479       $ 125,426
Fixed interest rate - 7%


                                   PART II
                              OTHER INFORMATION

Item 1.    Legal Proceedings

                  None

Item 2.    Changes in Securities

                  None

Item 3.    Defaults upon Senior Securities

                  None.

Item 4.    Submission of Matters to a Vote of Security Holders

                  The Company held its Annual Meeting of Stockholders on January 28, 1999 in Houston, Texas. All nominated directors were elected, and the adoption of the BJ Services Company 1999 Employee Stock Purchase Plan was approved.

              (i)   Directors elected at the Annual Meeting:

                                                  Votes in            Votes
                                                    Favor            Withheld
                                             ------------------  -----------------
              CLASS III DIRECTORS

              L. William Heiligbrodt              62,302,391         413,574
              James L. Payne                      62,165,750         550,125
              J. W. Stewart                       62,308,262         407,703

              CLASS II DIRECTORS

              James E. McCormick                  62,284,870         431,095

              Directors with terms of office continuing after the Annual Meeting:

              CLASS I DIRECTORS

              John R. Huff
              R. A. LeBlanc
              Michael E. Patrick

              CLASS II DIRECTORS

              Don D. Jordan
              Michael McShane

                                                                      Votes in          Votes
        (ii)                                                            Favor          Withheld
                                                                     ----------       ----------
                 Adoption of the BJ Services
                 Company 1999 Employee Stock Plan                    61,549,389       1,166,576

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

                           BJ Services Company
                                      (Registrant)


Date: May 14, 1999         BY   \s\ Margaret Barrett Shannon
                           ------------------------------------------------
                                Margaret Barrett Shannon
                                Vice President and General
                                Counsel


Date: May 14, 1999         BY   \s\ Matthew D. Fitzgerald
                           ------------------------------------------------
                                Matthew D. Fitzgerald
                                Vice President, Controller and Chief
                                Accounting Officer