Form 10-Q
period 1999-06-30
BJ SERVICES CO
filed 1999-08-16
CIK 864328

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Transition Period From___to___.


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

There were 70,846,584 shares of the registrant's common stock, $.10 par value, outstanding as of August 10, 1999.

-------------------------------------------------------------------------------

                               BJ SERVICES COMPANY




                                      INDEX

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated Condensed Statement of Operations (Unaudited) - Three
                  and nine months ended June 30, 1999 and 1998                3

         Consolidated Condensed Statement of Financial Position -
                  June 30, 1999 (Unaudited) and September 30, 1998            4

         Consolidated Condensed Statement of Cash Flows (Unaudited) -
                  Nine months ended June 30, 1999 and 1998                    5

         Notes to Unaudited Consolidated Condensed Financial Statements       6

     Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  10

     Item 3. Quantitative and Qualitative Disclosures About Market Risk      17


PART II - OTHER INFORMATION                                                  18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                            1999           1998           1999            1998
                                                       ------------    -----------   ------------   --------------
Revenue                                                 $  253,093      $  365,343    $   817,129     $   1,176,305
Operating expenses:
     Cost of sales and services                            236,031         275,615        705,569           872,482
     Research and engineering                                5,538           7,913         18,166            23,496
     Marketing                                              12,313          13,815         38,123            43,020
     General and administrative                             11,066          11,455         33,887            37,532
     Goodwill amortization                                   3,383           3,426         10,147            10,466
     Unusual charge                                                                        39,695
                                                       -----------     -----------    -----------    --------------
        Total operating expenses                           268,331         312,224        845,587           986,996
                                                       -----------     -----------    -----------    --------------
Operating income (loss)                                    (15,238)         53,119        (28,458)          189,309
Interest expense                                            (7,613)         (6,729)       (23,014)          (19,091)
Interest income                                                180             181            479               527
Other income (expense) - net                                  (296)            121           (803)             (645)
                                                       ------------    -----------    ------------   ---------------
Income (loss) before income taxes                          (22,967)         46,692        (51,796)          170,100
Income tax expense (benefit)                                (6,872)         13,821        (17,288)           54,546
                                                       ------------    -----------    ------------   --------------
Net income (loss)                                      $   (16,095)    $    32,871    $   (34,508)   $      115,554
                                                       ============    ===========    ============   ==============

Earnings (loss) per share:
     Basic                                             $      (.23)     $      .44    $      (.49)    $        1.53
     Diluted                                           $      (.23)     $      .41    $      (.49)    $        1.40

Weighted average shares outstanding:
     Basic                                                  70,778          73,886         70,719            75,420
     Diluted                                                70,778          80,919         70,719            82,732


       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               BJ SERVICES COMPANY
             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
                                 (IN THOUSANDS)

                                                                      JUNE 30,         SEPTEMBER 30,
                                                                       1999                1998
                                                                  ---------------    ----------------
                                                                    (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                     $       7,677      $       1,625
     Receivables - net                                                   262,477            300,140
     Inventories:
         Finished goods                                                   74,841             78,459
         Work in process                                                   2,315              2,574
         Raw materials                                                    28,875             30,153
                                                                   -------------      -------------
              Total inventories                                          106,031            111,186
     Deferred income taxes                                                12,828             12,767
     Other current assets                                                 26,757             26,078
                                                                   -------------      -------------
              Total current assets                                       415,770            451,796
Property - net                                                           665,437            602,028
Deferred income taxes                                                    197,003            171,164
Goodwill - net                                                           494,069            503,259
Other assets                                                              34,339             15,454
                                                                   -------------      -------------
                                                                   $   1,806,618      $   1,743,701
                                                                   =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $      95,200      $     140,726
     Short-term borrowings and current
         portion of long-term debt                                       219,260            224,806
     Accrued employee compensation and benefits                           36,944             41,686
     Income and other taxes                                               23,879             26,113
     Accrued insurance                                                    11,793             12,303
     Other accrued liabilities                                            84,669             67,491
                                                                   -------------      -------------
         Total current liabilities                                       471,745            513,125
Long-term debt                                                           383,676            241,869
Deferred income taxes                                                      7,361              9,021
Other long-term liabilities                                               79,051             79,622
Stockholders' equity                                                     864,785            900,064
                                                                   -------------      -------------
                                                                   $   1,806,618      $   1,743,701
                                                                   =============      =============

       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         NINE MONTHS ENDED
                                                                                             JUNE 30,
                                                                                        1999              1998
                                                                                  --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                 $     (34,508)   $     115,554
Adjustments to reconcile net income (loss) to cash
     provided by operating activities:
     Amortization of unearned compensation                                                  360            3,950
     Depreciation and amortization                                                       73,261           67,889
     Deferred income taxes (benefit)                                                    (32,338)          33,479
     Unusual charge (non cash)                                                           23,051
Changes in:
     Receivables                                                                         53,519           18,806
     Inventories                                                                         12,681           (4,523)
     Accounts payable                                                                   (55,530)          (8,050)
     Other current assets and liabilities                                                (1,313)         (13,392)
     Other - net                                                                        (10,872)           9,815
                                                                                  --------------   -------------
         Net cash provided by operating activities                                       28,311          223,528

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                                      (93,436)        (117,091)
Proceeds from disposal of assets                                                          4,097            6,981
Acquisition of business, net of cash acquired                                           (73,568)
                                                                                  --------------   -------------
         Net cash used for investing activities                                        (162,907)        (110,110)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) borrowings - net                                           136,261           46,513
Purchase of treasury stock                                                                              (167,008)
Proceeds from issuance of stock                                                           4,387            5,690
                                                                                  -------------    -------------
         Net cash provided by (used for) financing activities                           140,648         (114,805)

Increase (Decrease) in cash and cash equivalents                                          6,052           (1,387)
Cash and cash equivalents at beginning of period                                          1,625            3,900
                                                                                  -------------    -------------
Cash and cash equivalents at end of period                                        $       7,677    $       2,513
                                                                                  =============    =============


       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               BJ SERVICES COMPANY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1.  GENERAL

In the opinion of management, the unaudited consolidated condensed financial statements for BJ Services Company (the "Company") include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position as of June 30, 1999, the results of operations for each of the three-month and nine-month periods ended June 30, 1999 and 1998 and cash flows for each of the nine-month periods ended June 30, 1999 and 1998. The consolidated condensed statement of financial position at September 30, 1998 is derived from the September 30, 1998 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the nine-month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

The following table presents information necessary to calculate earnings per share for the periods presented (in thousands except earnings per share):

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                           1999           1998            1999           1998
                                                       -------------   ------------   ------------   ------------
Net income (loss)                                      $   (16,095)    $    32,871    $   (34,508)   $   115,554

Weighted-average common shares outstanding                  70,778          73,886         70,719         75,420
                                                       -----------     -----------    -----------    -----------

Basic earnings (loss) per share                        $     (.23)     $       .44    $     (.49)    $      1.53
                                                       ===========     ===========    ===========    ===========

Weighted-average common and dilutive potential
     common shares outstanding:
     Weighted-average common shares
         outstanding                                        70,778          73,886         70,719         75,420
     Assumed exercise of stock options                       2,346           1,765          1,644          1,820
     Assumed exercise of warrants                            4,154           5,268          2,372          5,492
                                                       -----------     -----------    -----------    -----------
                                                            77,278          80,919         74,735         82,732
                                                       -----------     -----------    -----------    -----------

Diluted earnings (loss) per share                      $  (.23)(1)     $       .41    $ (.49 )(1)    $      1.40
                                                       ===========     ===========    ===========    ===========

(1)Antidilutive because the Company incurred net losses during these periods.


NOTE 3.  UNUSUAL CHARGE

During the first two quarters of fiscal 1999, the Company recorded pretax unusual charges totaling $39.7 million ($26.0 million after tax, or $.36 per diluted share) to reflect changes in its operations as a result of the downturn in oilfield drilling activity. The components of the unusual charge are as follows (in thousands):

                                                                                          Balance at
                                                       1999               Incurred          June 30,
                                                     Provision            to Date            1999
                                                 ---------------      -------------     ----------------
Asset impairments (non cash)                     $      23,051        $   (23,051)
Severance and related benefits                          12,798            (12,509)      $             289
Facility closures and other                              3,846             (3,136)                    710
                                                 -------------        ------------      -----------------
                                                 $      39,695        $   (38,696)      $             999
                                                 =============        ============      =================

The asset impairment of $23.1 million primarily relates to certain equipment previously utilized in the Company's U.S. operations which will be sold or decommissioned and salvaged for spare parts. The severance and related benefits relate to the cost of the involuntary termination of approximately 1,100 employees worldwide. The Company expects to pay all remaining severance benefits by the end of fiscal 1999. The facility closures and other costs primarily represent remaining lease obligations related to the closure of several locations in the oil producing regions of the U.S. and also one location in Latin America, and costs incurred during the first six months of fiscal 1999 for the relocation of equipment and personnel resulting from the closing of these facilities.

NOTE 4.  ACQUISITION OF BUSINESS

Effective June 28, 1999, the Company acquired selected assets and subsidiaries of Fracmaster Ltd. for total consideration of $78.5 million, consisting of $55.8 million in cash and $22.7 million in debt and lease obligations assumed by the Company.

This acquisition was accounted for using the purchase method of accounting. Accordingly, the results of Fracmaster Ltd.'s operations will be included in the Company's statement of operations beginning July 1, 1999. The assets and liabilities of Fracmaster Ltd. have been recorded in the Company's statement of financial position at estimated fair market value of $78.5 million on June 30, 1999. The allocation of the purchase price may be summarized as follows (in millions):

                  Fair value of assets acquired (1)                          $ 105.6
                  Debt assumed                                                 (13.1)
                  Liabilities assumed                                          (14.0)
                                                                              ------
                                                                             $  78.5
                                                                              ======

(1)  Includes cash acquired of $4.9 million.

The allocation above is preliminary and is subject to adjustment as the Company concludes its analysis of the acquisition. Pro forma financial information is not presented as the Company's management does not believe that this acquisition is material to the Company's consolidated financial statements.

NOTE 5.  NEW ACCOUNTING STANDARDS

Effective October 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," which established standards for the reporting and displaying of comprehensive income and its components.

The components of comprehensive net income (loss), net of tax, are as follows:

                                                             Three Months Ended               Nine Months Ended
                                                                  June 30,                         June 30,
                                                           1999             1998            1999          1998
                                                       --------------   -----------     ------------   -----------
Net income (loss) attributable to
   common stockholders                                 $    (16,095)    $    32,871     $   (34,508)   $   115,554

Change in cumulative translation adjustment                  (2,018)          6,050          (5,519)         9,954
                                                       -------------    -----------     ------------   -----------

Comprehensive net income (loss)                        $    (18,113)    $    38,921     $   (40,027)   $   125,508
                                                       =============    ===========     ============   ===========

Also on October 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), and Statement No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. SFAS 132 standardizes the disclosures for employers' pension and other postretirement benefit plans to the extent possible, and it requires additional information about changes in the benefit obligations and the fair value of plan assets. Both of these statements require additional information to be disclosed in the 1999 Annual Report on Form 10-K and therefore their adoption had no impact on this quarterly report.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and therefore will not be used in preparing the Company's 1999 financial statements. Management is currently evaluating what, if any, additional adjustment or disclosure may be required when this statement is adopted in fiscal 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company's operations are primarily driven by the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity worldwide. Drilling activity, in turn, is largely dependent on the price of oil and natural gas. This situation often leads to volatility in the Company's revenues and profitability, especially in the United States and Canada, where the Company expects to generate over 50% of its revenues during fiscal 1999. This volatility has been particularly evident during the last twelve months when, as a result of low oil prices (falling below $11 per barrel in December
1998), the industry has recently experienced the lowest worldwide oilfield drilling activity levels in the last 50 years. However, a recent recovery in oil prices to above $20 per barrel could lead to a recovery in drilling activity in the later part of 1999 or 2000.

      Due to "aging" oilfields and lower-cost sources of oil internationally, drilling activity in the United States has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986, 1992 and again in early 1999. While U.S. drilling activity has rebounded from its record low of 488 rigs set in April 1999 (recently surpassing 600 active rigs), the quarter ended June 30, 1999 represented the lowest quarterly average active rigs in recorded history. During the first nine months of fiscal 1999, the active U.S. rig count averaged 588 active rigs, a 38% decline from the same period in the previous year. Most of the decline occurred in rigs drilling for oil, down 57% during the period.

      Active international drilling rigs (including Canada) averaged 831 rigs during the first nine months of fiscal 1999, a decrease of 29% from the same period of fiscal 1998, due primarily to decreased activity in Canada and, to a lesser extent, Latin America and Africa. The Canadian average rig count was down 45% from the same year-earlier period. As with the U.S., most of the activity decline occurred in rigs drilling for oil.

ACQUISITION

On June 28, 1999 the Company completed the acquisition of selected assets and subsidiaries of Fracmaster Ltd., an oilfield services company based in Calgary, Alberta with operations in Canada, the United States, Russia and China. The acquisition was completed for a total of $55.8 million in cash, plus $22.7 million of assumed debt and lease obligations for a total purchase price of $78.5 million. Fracmaster generated revenue of $209.1 million during its most recent fiscal year ended December 31, 1998. In the near-term, the acquisition of Fracmaster is expected to impact the Company's operations primarily in Canada.

RESULTS OF OPERATIONS

      The following table sets forth selected key operating statistics reflecting industry rig count and the Company's financial results:

                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                       JUNE 30,                         JUNE 30,
                                                              1999             1998             1999              1998
                                                          -------------    -------------    ------------     -------------
Rig Count: (1)
  U.S                                                         523              865              588              943
  International                                               701              972              831            1,168
Revenue per rig (in thousands)                             $  206.8         $  198.9         $  575.8         $  557.5
Revenue per employee (in thousands)                        $   36.9         $   40.9         $  110.3         $  132.5
Percentage of gross profit to revenue (2)                       6.7%            24.6%            13.7%            25.8%
Percentage of research and engineering expense to
  revenue                                                       2.2%             2.2%             2.2%             2.0%
Percentage of marketing expense to revenue                      4.9%             3.8%             4.7%             3.7%
Percentage of general and administrative expense to
  revenue                                                       4.4%             3.1%             4.1%             3.2%
--------------

(1) Industry estimate of average active rigs.
(2) Gross profit represents revenue less cost of sales and services.

      REVENUE: The Company's revenue decreased by 31% compared with the same three and nine-month periods of the previous year due primarily to the contraction in worldwide drilling activity. Worldwide drilling and workover activity levels have recently reached record low levels due primarily to the decline in oil prices.

UNITED STATES/MEXICO PRESSURE PUMPING REVENUE

      The Company's U.S./Mexico pressure pumping revenue declined 42% compared to the prior year's third fiscal quarter due to weakness in drilling and workover activity. The U.S. active rig count declined by 40% compared to the prior year's third fiscal quarter and the workover rig count declined by 30%. The greatest impact was felt in the primarily oil producing regions of Texas and Oklahoma, each of which experienced year over year revenue declines in excess of 50%. In addition to the revenue declines due to lower activity, pricing for the Company's services in the U.S. declined by approximately 16% compared with prior year's third fiscal quarter. Similarly, U.S./Mexico pressure pumping revenue for the nine-month period ended June 30, 1999 decreased 43% from the comparable period of fiscal 1998. To address the downturn in activity, the Company has been consolidating its U.S. operations, resulting in approximately 1,200 personnel reductions and the closure of several locations in oil-producing regions. Additionally, idle equipment has been removed from U.S. operations to a central location. A portion of this equipment will be sold or salvaged for spare parts. The remainder will be redistributed to other operating locations as the need arises.

INTERNATIONAL PRESSURE PUMPING REVENUE

      The Company's international pressure pumping revenue declined by 24% compared to the prior year's third fiscal quarter. The largest declines occurred in Canada, where quarterly revenue decreased 45%, and in Latin America, which was down 32%. Each of the Company's international regions experienced revenue declines, with the exception of the Middle East Region which increased 7% due to blowout work in India and a new contract in Kuwait. These declines were also primarily the result of lower oil-related drilling activity. In addition, pricing negatively impacted revenue and margins by approximately $4-5 million. For the nine months ended June 30, 1999, the Company's international pressure pumping revenue declined by 22% from the same period of the previous fiscal year. The greatest fiscal year-to-date decreases were also in Canada and Latin America, which had year-over-year revenue declines of 44% and 23%, respectively.

OTHER REVENUE

      Revenues during the three and nine-month periods for each of the Company's other service lines, which primarily consist of specialty chemicals, tubular services and process and pipeline services, in total were down 11% and 5%, respectively, from the same periods of the prior year. Drilling activity declines were mostly offset by expansions into new markets and these lines' greater concentration of revenues from downstream activities, which are not as greatly impacted by the decline in drilling activity.

      OPERATING INCOME (LOSS): For the quarter ended June 30, 1999, the Company recognized an operating loss of $15.2 million compared to operating income in the third fiscal quarter of 1998 of $53.1 million. For the nine months ended June 30, 1999, the Company recognized an operating loss of $28.5 million compared to operating income in the first nine months of fiscal 1998 of $189.3 million. The current year-to-date loss was primarily a result of the Company recording a pretax unusual charge of $39.7 million ($.36 per diluted share after-tax), comprised of $12.8 million of severance costs, $23.1 million of asset writedowns and $3.8 million of other costs associated with the downturn in the oilfield services industry. In addition, the operating loss includes $16.7 million recorded in the third fiscal quarter for costs resulting from the acquisition of Fracmaster Ltd., and additional severance costs and asset writedowns primarily associated with the Company's international operations, all of which have been included in cost of sales. Excluding these items, the margin declines for the quarter and fiscal year-to date are primarily a result of the decline in North American drilling and workover activity, and lower pricing, all of which were discussed in the revenue section above. Research and engineering, marketing and general and administrative expenses in total decreased by $4.3 million and $13.9 million compared with the prior year's third quarter and nine-month periods, respectively, due to the implementation of three phases of cost reduction measures beginning in July 1998. No further significant reductions in operating expenses are expected to be realized subsequent to the third fiscal quarter as the cost reduction programs have been substantially implemented.

      OTHER: Interest expense increased by $.9 million and $3.9 million compared with the same three and nine-month periods of the previous year due primarily to additional borrowings to finance the Company's stock repurchase program implemented in December 1997. The Company has repurchased the equivalent of 6.9 million shares totaling $197 million under this program. The Company's effective tax rate for both the quarter and nine-month period, excluding unusual charges, was reduced from 32% to 30% primarily as a result of lower North American profitability which is taxed at a higher effective rate than the Company's average international rate.

CAPITAL RESOURCES AND LIQUIDITY

      Net cash provided from operating activities for the nine months ended June 30, 1999 decreased by $195.2 million from the prior year's figure due primarily to reduced profitability. In addition, the tax benefit from U. S. operating losses is noncash due to its cumulative net operating loss position. Despite the depressed oilfield activity levels, management expects to continue to generate positive cash flows from operating activities during the remainder of the fiscal year.

      Net cash used for investing activities for the nine months was $162.9 million, an increase of $52.8 million compared to the same period of the previous year. The increase is due to the acquisition of Fracmaster Ltd. in June 1999 for net cash and assumed debt consideration of $73.6 million. Excluding this acquisition, investing activities declined by $20.8 million due to a curtailment of capital spending due to the depressed business environment. The current year's spending relates primarily to upgrades to the Company's U.S. fracturing fleet, which was already in process before the beginning of the fiscal year. Fourth quarter and fiscal 2000 capital spending levels are expected to decline to more of a maintenance level of $10-15 million per quarter. Management believes cash flows from operating activities and available lines of credit, if necessary, will be sufficient to fund projected capital expenditures.

      Cash flows provided by financing activities for the nine months ended June 30, 1999 were $140.6 million compared to a usage of cash for financing activities in the year earlier period of $114.8 million. The proceeds from borrowings were used to fund the Fracmaster Ltd. acquisition and capital spending program. In the previous fiscal year, the Company had used $167.0 million to purchase its common stock under a stock repurchase program approved by the Company's Board of Directors in December 1997. The Company has not repurchased any of its common stock during the current fiscal year. Assuming the Company's stock price remains in excess of $15 per share, the Company expects to receive approximately $144 million from the exercise of outstanding warrants in fiscal 2000. These warrants expire in April 2000.

      Management strives to maintain low cash balances while utilizing available credit facilities to meet the Company's capital needs. Any excess cash generated has historically been used to pay down outstanding borrowings or, in fiscal 1998 to fund the Company's stock repurchase program. The Company has a committed, unsecured bank credit facility (the "Bank Credit Facility") which consists of a six-year term loan of approximately $132 million (currently drawn partially in Canadian dollars under a provision which is renewed annually at the option of the banks), which is repayable in 22 quarterly installments that began in March 1997, and a five year U.S. $225.0 million revolving facility available through June 2001. At June 30, 1999, borrowings outstanding under the Bank Credit Facility totaled $301.8 million, consisting of $131.8 million under the term loan and $170.0 million of borrowings under the revolver. Principal reductions of term loans under the Bank Credit Facility are due in aggregate annual installments of $11.0 million; $44.0 million; $44.0 million and $32.8 million in the years ending September 30, 1999, 2000, 2001 and 2002, respectively.

      In addition to the committed facility, the Company had $201.7 million in various unsecured, discretionary lines of credit at June 30, 1999, which expire at various dates in 1999. There are no requirements for commitment fees or compensating balances in connection with these lines of credit. Interest on borrowings is based on prevailing market rates. At June 30, 1999, there was $163.5 million in outstanding borrowings under these lines of credit.

      The Company has issued and outstanding $125.0 million of unsecured 7% Notes due 2006. The net proceeds from the issuance of the 7% notes ($123.3 million) in August 1996 were used by the Company to repay indebtedness outstanding under the term loan portion of the Company's then existing bank credit facility.

      The Company's interest-bearing debt increased to 41.1% of its total capitalization at June 30, 1999, compared to 34.1% at September 30, 1998, due to borrowings to fund the Fracmaster acquisition and the Company's capital spending. The Bank Credit Facility includes various customary covenants and other provisions including the maintenance of certain profitability and solvency ratios and restrictions on dividend payments under certain circumstances, none of which materially restrict the Company's activities. Management believes that the Bank Credit Facility, combined with other discretionary credit facilities and cash flow from operations, provides the Company with sufficient capital resources and liquidity to manage its routine operations, meet debt service obligations and fund projected capital expenditures. If the discretionary lines of credit are not renewed, or if borrowings under these lines of credit otherwise become unavailable, the Company expects to refinance this debt by arranging additional committed bank facilities or through other long-term borrowing alternatives.

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

      In July 1997, the Company established a formal program to assess the global impact of Year 2000 issues. The Company's own internal systems are the primary area of focus under this program. Such systems include, but are not limited to, data processing and financial reporting software applications, computerized job monitoring hardware and software used at the wellsite and in the Company's labs, embedded control systems and telecommunications and other support equipment. In addition, the program addresses the Company's reliance on third party suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's Year 2000 program is comprised of four primary phases: (i) inventory of all existing equipment and systems; (ii) assessment of equipment and systems to identify those which are not Year 2000 ready and to prioritize critical systems and equipment; (iii) remediation or replacement of non-Year 2000 ready equipment and systems; (iv) testing and certification of Year 2000 readiness. The Company completed the worldwide inventory of its systems and equipment in September 1997. The Company has substantially completed the remediation or replacement of noncompliant systems and equipment that are critical to its operations. The remaining systems (primarily financial accounting systems in selected international locations) are expected to be completed by the end of September 1999. The remainder of 1999 will be also be focused on the testing and certification of new and modified programs. Certain non-critical systems may not be addressed until after January 2000; however, the Company believes such systems will not disrupt the Company's operations in a material way.

       The Company has contacted all of its critical external suppliers of goods and services to assess their compliance efforts and the Company's exposure in the event of a failure of third party compliance efforts. The Company is in the process of reviewing and validating the responses from the suppliers of those products and services and in some cases is seeking additional information or certification. The Company has thus far received a positive response from in excess of 85% of its critical suppliers in the United States. Internationally, however, the positive response rate has been only slightly above 50%. In situations where these suppliers are not compliant or do not respond, the Company is in the process of developing contingency plans, including utilizing alternative suppliers.

      The comprehensive plan designed to achieve an uninterrupted transition into the Year 2000 is expected to cost the Company approximately $2.0 million, $1.8 of which has already been spent as of June 30, 1999. In addition, the program has resulted in the acceleration of approximately $1.4 million in hardware and software expenditures to replace non-compliant systems. The cost of the project and the dates on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates.

      Failure to completely remedy Year 2000 issues, including those critical internal systems, infrastructure and third party suppliers mentioned above, could result in business disruption that could materially affect the Company's operations. In an effort to minimize business interruptions, the Company is in the process of developing contingency plans in the event that circumstances prevent the Company or any of its third party suppliers from meeting any portion of their Year 2000 program schedules. These contingency plans are expected to be completed and in place by the end of September 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates, primarily in the United States and Canada. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. A portion of the Company's borrowings are denominated in foreign currencies which exposes the Company to market risk associated with exchange rate movements. When necessary, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no foreign exchange contracts outstanding at June 30, 1999. All items described are non-trading and are stated in U.S. dollars (in thousands).

                                                    EXPECTED MATURITY DATES                                     FAIR VALUE
                                           1999       2000      2001      2002     THEREAFTER  TOTAL           JUNE 30, 1999
                                           ----       ----      ----      ----     ----------  -----           -------------
SHORT TERM BORROWINGS

Bank borrowings; US$ denominated           $87,053                                                $87,053               $87,053
Average variable interest rate - 6.54%
at June 30, 1999

Bank borrowings; Canadian $ denominated    $86,833                                                $86,833               $86,833
Average variable interest rate - 5.16%
at June 30, 1999

Bank borrowings; Deutsche mark
denominated                                $ 1,057                                                $ 1,057                $1,057
Average variable interest rate - 3.05%
at June 30, 1999


LONG TERM BORROWINGS

Current term loan; US$ denominated         $ 3,253     9,758                                      $13,011               $13,011
Variable interest rate - 5.45% at
June 30, 1999

Current term loan; Canadian $               $7,746    23,236                                      $30,982               $30,982
denominated
Variable interest rate - 5.10% at
June 30, 1999

Current Leases; US$ denominated               $324                                                   $324                 $ 324
Fixed interest rate - 6.18%

 Non-current bank borrowings: US$                             $ 170,000                          $170,000              $170,000
 Denominated
 Variable interest rate -  5.46% at
 June 30, 1999

Non-current  term loan; US$ denominated               $3,253     13,011    9,901                  $26,165               $26,165
Variable interest rate - 5.45% at
June 30, 1999

Non-current term loan; Canadian $                     $7,746     30,982   22,898                  $61,626               $61,626
denominated
Variable interest rate - 5.10% at
June 30, 1999

Non-current leases; US$ denominated                    $ 832        416      139                   $1,387                $1,387
Fixed interest rate - 6.18%

7% Series B Notes - US$ denominated                                                 $ 124,498   $ 124,498             $ 122,736
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


                                  BJ Services Company
                                            (Registrant)



Date: August 13, 1999            BY   \s\ Margaret Barrett Shannon
                                 -------------------------------------------
                                      Margaret Barrett Shannon
                                      Vice President and General
                                      Counsel





Date: August 13, 1999            BY   \s\ Matthew D. Fitzgerald
                                 -------------------------------------------
                                      Matthew D. Fitzgerald
                                      Vice President, Controller and Chief
                                      Accounting Officer