Form 10-K405
period 1999-09-30
BJ SERVICES CO
filed 1999-12-20
CIK 864328

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                          ON WHICH REGISTERED
---------------------------------                 -----------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

    At December 3, 1999, the registrant had outstanding 75,820,745 shares of Common Stock, $.10 par value per share. The aggregate market value of the Common Stock on such date (based on the closing prices in the daily composite list for transactions on the New York Stock Exchange) held by nonaffiliates of the registrant was approximately $2,663,987,662.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held January 27, 2000 are incorporated by reference into
Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    BJ Services Company (the "Company"), whose operations trace back to the Byron Jackson Company (which was founded in 1872), was organized in 1990 under the corporate laws of the state of Delaware. The Company is a leading provider of pressure pumping and other oilfield services serving the petroleum industry worldwide. The Company's pressure pumping services consist of cementing and stimulation services used in the completion of new oil and natural gas wells and in remedial work on existing wells, both onshore and offshore. Other oilfield services include product and equipment sales for pressure pumping services, tubular services provided to the oil and natural gas exploration and production industry, commissioning and inspection services provided to refineries, pipelines and offshore platforms and specialty chemical services.

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

    During the year ended September 30, 1999, the Company generated approximately 83% of its revenue from pressure pumping services and 17% from product and equipment sales and other oilfield services. Over the same period, the Company generated approximately 43% of its revenue from U.S. operations and 57% from international operations.

PRESSURE PUMPING SERVICES

CEMENTING SERVICES

    The Company's cementing services, which accounted for approximately 32% of the Company's total revenue during 1999, consist of blending high-grade cement and water with various solid and liquid additives to create a slurry that is pumped into a well between the casing and the wellbore. The additives and the properties of the slurry are designed to achieve the proper cement set up time, compressive strength and fluid loss control, and vary depending upon the well depth, downhole temperatures and pressures, and formation characteristics.

    The Company provides regional laboratory testing services to evaluate slurry properties, which vary with cement supplier and local water sources. Job design recommendations are developed by the Company's field engineers to achieve desired comprehensive strength and bonding characteristics.

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

STIMULATION SERVICES

    The Company's stimulation services, which accounted for approximately 51% of the Company's total revenue during 1999, consist of fracturing, acidizing, sand control, nitrogen, coiled tubing and downhole tool services. These services are designed to improve the flow of oil and natural gas from producing formations and are summarized as follows:

    FRACTURING. Fracturing services are performed to enhance the production of oil and natural gas from formations having such permeability that the natural flow is restricted. The fracturing process consists of pumping a fluid gel into a cased well at sufficient pressure to "fracture" the formation. Sand, bauxite or synthetic proppant which is suspended in the gel is pumped into the fracture to prop it open. The size of a fracturing job is generally expressed in terms of the pounds of proppant, which can exceed 200,000 lbs. The main pieces of equipment used in the fracturing process are the blender, which blends the proppant and chemicals into the fracturing fluid, the pumping unit, which is capable of pumping significant volumes at high pressures, and a monitoring van loaded with real time monitoring equipment and computers used to control the fracturing process. The Company's fracturing pump units are capable of pumping slurries at pressures of up to 14,000 pounds per square inch at rates of up to four barrels per minute. In some cases, fracturing is performed by an acid solution pumped under pressure without a proppant or with small amounts of proppant.

    An important element of fracturing services is the design of the fracturing treatment, which includes determining the proper fracturing fluid, proppants and injection program to maximize results. The Company's field engineering staff provides technical evaluation and job design recommendations as an integral element of its fracturing service for the customer. Technological developments in the industry over the past several years have focused on proppant concentration control (i.e., proppant density), liquid gel concentrate capabilities, computer design and monitoring of jobs and cleanup properties for fracturing fluids. The Company also introduced equipment to respond to these technological advances. During 1991, the Company introduced a patented, borate-based fracturing fluid, Spectra Frac G-Registered Trademark-. During 1993, the Company introduced two complementary fracturing fluids, Medallion Frac and Spartan Frac. These fracturing fluids are now used in most of the Company's fracturing treatments. During 1994, the Company commercialized a proprietary enzyme treatment used in conjunction with the three fracturing fluids. These "enzyme breakers" can significantly enhance the production of oil and natural gas in a wide range of wells. In 1998, the Company introduced a low polymer fracturing fluid (Vistar-TM-) designed to provide greater fracture length with minimal polymer residue. Vistar-TM- was commercialized in 1999. The Company, in 1999, developed and began field testing a product (FlexSand-TM-) designed to address the long-standing industry problem of proppant flowback and proppant fatigue after a fracturing treatment. FlexSand-TM-, a deformable particle designed to improve the structural properties of the proppant, results in more proppant being retained in the treated formation.

    ACIDIZING. Acidizing services are performed to enhance the flow rate of oil and natural gas from wells with reduced flow caused by formation damage due to drilling or completion fluids, or the buildup over time of various materials that block the formation. Acidizing entails pumping large volumes of specially formulated acids into reservoirs to dissolve barriers and enlarge crevices in the formation, thereby eliminating obstacles to the flow of oil and natural gas. The Company maintains a fleet of mobile acid transport and pumping units to provide acidizing services for the onshore market, and maintains acid storage and pumping equipment on most of its offshore stimulation vessels.

    SAND CONTROL. Sand control services involve the pumping of gravel to fill the cavity created around the wellbore during drilling. The gravel provides a filter for the exclusion of formation sand from the producing pathway. Oil and natural gas are then free to move through the gravel into the wellbore to be produced. These services are utilized primarily in unconsolidated reservoirs and are primarily provided in the Gulf of Mexico, the North Sea, Venezuela, Trinidad and Indonesia.

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

    The Company participates in the offshore stimulation market through the use of skid-mounted pumping units and through operation of several stimula-tion vessels including one in the North Sea, four in the Gulf of Mexico and five in South America.

    The Company believes that as production continues to decline in key producing fields of the U.S. and certain international regions, the demand for fracturing and other stimulation services is likely to increase. The Company has been increasing its pressure pumping capabilities in certain international markets over the past several years.

OTHER SERVICES

    The Company's other services, including product and equipment sales for cementing and stimulation services, as well as the following services, accounted for approximately 17% of the Company's total revenue in 1999. Such products and equipment sales to customers are generally made in areas where pressure pumping services are primarily provided by local service companies, such as Russia and China. Other than in its specialty chemical business, the Company generally does not sell proprietary products to other companies involved in well servicing.

    TUBULAR SERVICES. Tubular services principally consist of installing (or "running") casing and production tubing into a wellbore. Casing is run to protect the structural integrity of the wellbore and to seal various zones in the well. These services are primarily provided during the drilling and completion phases of a well. Production tubing is run inside the casing. Oil and natural gas are produced through the tubing. The Company expects that workover activity and the demand for tubular services in the North Sea should increase during at least the next several years as operators there attempt to mitigate the decline in production from the North Sea's mature fields. These services are provided during the completion and workover phases.

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

    In conducting its pipeline inspection business, the Company uses "intelligent pigs." Intelligent pigs are pipeline monitoring vehicles which, together with interpretational software, offer to pipeline operators, constructors and regulators measurement of pipeline geometry, determination of pipeline location and orientation and examination of the pipeline's internal condition. In addition, the customer can develop a structural analysis using the measured pipeline geometry information. The operator's planning is improved through the utilization of the data to determine the pipeline's status, estimate current and future reliability and provide recommendations on remedial or maintenance requirements which consider the severity of the problem identified. Analysis work using intelligent pigs can be routinely performed with maintenance monitoring programs implemented as a method for increasing safety for people, property and the environment.

    SPECIALTY CHEMICAL SERVICES. Specialty chemical services are provided to customers in the upstream and downstream oil and natural gas businesses through the Company's Unichem division. These services involve the design of treatments and the sale of products to reduce the negative effects of corrosion, scale, paraffin, bacteria, and other contaminants in the production and processing of oil and natural gas. Unichem's products are used by customers engaged in crude oil production, natural gas processing, raw and finished oil and natural gas product transportation, refining, fuel additizing and petrochemical manufacturing. Unichem's services address two principal priorities of such customers: (1) the protection of the customer's capital investment in metal goods, such as downhole casing and tubing, pipelines and process vessels, and
(2) the treatment of fluids to allow the fluid to meet the specifications of the particular operation, such as production transferred to a pipeline, water discharged overboard from a platform, or fuel sold at a marketing terminal.

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

    The Company maintains a fleet of mobile cement pumping equipment for onshore operations. Offshore operations are performed with skid-mounted cement pumping units primarily using the Company's patented Recirculating Averaging Mixer ("RAM"). Most cementing units are equipped with computerized systems which allow for real-time monitoring and control of the cementing processes.

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

    INSTRUMENTATION ENGINEERING. The pumping services industry utilizes an array of monitoring and control instrumentation as an integral element of providing cementing and stimulation services. The

Company's monitoring and control instrumentation, developed by its Instrumentation Engineering group, complements its products and equipment and provides customers with desired real-time monitoring of critical applications.

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

    COILED TUBING ENGINEERING. The Coiled Tubing Engineering group is located in Calgary, Alberta. This group provides most of the support and research and development activities for the Company's coiled tubing services. Development work for drilling applications (DUCT-TM-) involves using coiled tubing directional drilling technology for completions and directional underbalanced drilling. The Company is also actively involved in the ongoing development of downhole tools that may be run on coiled tubing, including rotary jetting equipment and through-tubing inflatable packer systems. The Company's SandVac system is a licensed jet pump system used with concentric coiled tubing to clean unwanted sand from horizontal wells. The tool and coiled tubing configuration allow sand to be drawn into the system and brought to surface through a cleaning process analogous to a vacuum.

MANUFACTURING

    In addition to the engineering facility, the Company's research and technology center near Houston also houses its main equipment and instrumen-tation manufacturing facility. This operation currently occupies approximately 105,000 square feet and includes complete fabrication, engine and transmission rebuilding, pump manufacturing and assembly capabilities. The Company is near completion of an expansion of these facilities by an additional 240,000 square feet to provide additional laboratories, warehousing, training, manufacturing and engineering facilities and to consolidate certain logistical operations. The Company also has smaller manufacturing capabilities in selected international locations. The Company employs outside vendors for manufacturing of its coiled tubing units and certain fabrication work, but is not dependent on any one source.

COMPETITION

    PRESSURE PUMPING SERVICES. There are two primary companies with which the Company competes in pressure pumping services, Halliburton Energy Services, a division of Halliburton Company, and Dowell, a division of Schlumberger Ltd. These companies have operations in most areas of the U.S. in which the Company participates and in most international regions. It is estimated that, exclusive of "captive" service companies, these two competitors, along with the Company, provide over 90% of pressure pumping services to the industry. Several smaller companies compete with the Company in certain areas of the U.S. and in certain international locations. The principal methods of competition which apply to the Company's business are its prices, service record and reputation in the industry. While Halliburton Energy Services and Dowell are larger in terms of overall pressure pumping revenues, the Company has a number one or a number two share position in several markets throughout the world.

    OTHER SERVICES. The Company believes that it is one of the largest suppliers of tubular services in the U.K. North Sea and has expanded such services into other international markets in the past several years. The largest provider of tubular services is Weatherford International, Inc. In the U.K., tubular services are typically provided under long-term contracts which limit the opportunities to compete for business until the end of the contract term. In continental Europe, shorter-term contracts are typically available for bid by the provider of tubular services. The Company believes it is the largest provider of commissioning and leak detection services and one of the largest providers of pipeline inspection services. In specialty chemical services, there are several competitors significantly larger than the Company's Unichem division.

MARKETS AND CUSTOMERS

    Demand for the Company's services and products depends primarily upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity worldwide.

    The Company's principal customers consist of major and independent oil and natural gas producing companies. During 1999, the Company provided oilfield services to several thousand customers, none of which accounted for more than 5% of consolidated revenues. While the loss of certain of the Company's largest customers could have a material adverse effect on Company revenues and operating results in the near term, management believes the Company would be able to obtain other customers for its services in the event of a loss of any of its largest customers.

    UNITED STATES. The United States represents the largest single oilfield services market in the world. The Company provides its pressure pumping services to its U.S. customers through a network of over 50 locations throughout the U.S., a majority of which offer both cementing and stimulation services. Demand for the Company's pressure pumping services in the U.S. is primarily driven by oil and natural gas drilling activity, which tends to be extremely volatile depending on the current and anticipated prices of oil and natural gas. Due to aging oilfields and lower-cost sources of oil internationally, drilling activity in the U.S. has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986 and 1992 and again in 1999. Excess capacity among pumping service companies has generally resulted in the inability to generate adequate returns on new capital investments. To improve returns in this environment, management believes it is important to operate with a greater "critical mass" in the key U.S. markets. This conclusion led to the decision to consolidate the Company's operations with those acquired from Western, which had a larger presence in the U.S., and from Nowsco. While U.S. drilling activity temporarily rebounded during 1997 and the beginning of 1998, it subsequently retracted due to weak oil prices. Although drilling activity had begun to recover somewhat toward the end of the fiscal year, the U.S. average fiscal 1999 active rig count represented the lowest in history and was down 34% from the average level of both fiscal 1997 and 1998.

    INTERNATIONAL. The Company operates in over 40 countries in the major international oil and natural gas producing areas of Latin America, Europe, Africa, Southeast Asia, Canada and the Middle East. The Company generally provides services to its international customers through wholly-owned foreign subsidiaries. Additionally, the Company holds certain controlling and minority interests in these joint venture companies, through which it conducts a portion of its international operations. With the acquisition of Fracmaster Ltd., the Company's Canadian operations now represent its largest international operation with over 10% of consolidated revenue.

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

EMPLOYEES

    At September 30, 1999, the Company had a total of 7,610 employees. Approximately 60% of the Company's employees were employed outside the United States.

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

    In 1991, the Company introduced a borate-based fracturing fluid, Spectra Frac G-Registered Trademark-, which is being widely used in the U.S. stimulation market and the North Sea. In 1993, this product was complemented with two additional fracturing fluids, Spartan Frac and Medallion Frac, which have expanded the Company's services line offering to cover a broader range of economic and downhole design variables. During 1994, the Company commercialized a proprietary enzyme process used in conjunction with the three fracturing fluids. These "enzyme breakers" significantly enhance the production of oil and natural gas in a wide range of wells. During 1998, the Company introduced a low polymer fracturing fluid (Vistar-TM-) designed to provide greater fracture length with minimal polymer residue. This product has been successfully utilized in a wide variety of applications since 1998. At the same time, the Company is currently field testing a new type of deformable particle (FlexSand-TM-) designed to prevent proppant flowback and extend the life of the fracturing treatment.

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

    The Company intends to continue to devote significant resources to its research and development efforts. For information regarding the amounts of research and development expenses for each of the three fiscal years ended September 30, 1999, see Note 12 of the Notes to Consolidated Financial Statements.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

    The current executive officers of the Company and their positions and ages are as follows:

                                                                                             OFFICE
NAME                         AGE                   POSITION WITH THE COMPANY               HELD SINCE
----                       --------   ---------------------------------------------------  ----------
J. W. Stewart............     55      Chairman of the Board, President and Chief
                                      Executive Officer                                       1990
Michael McShane..........     45      Senior Vice President--Finance and Chief Financial
                                      Officer                                                 1998
David Dunlap.............     38      Vice President and President--International
                                      Division                                                1995
Matthew D. Fitzgerald....     42      Vice President and Controller                           1998
Thomas H. Koops..........     53      Vice President--Technology and Logistics                1992
Margaret B. Shannon......     50      Vice President--General Counsel                         1994
T. M. Whichard...........     41      Vice President and Treasurer                            1998
Kenneth A. Williams......     49      Vice President and President--U.S. Division             1991
Stephen A. Wright........     52      Director of Human Resources                             1987

    Mr. Stewart joined Hughes Tool Company in 1969 as Project Engineer. He served as Vice President--Legal and Secretary of Hughes Tool Company and as Vice President--Operations for a predecessor of the Company prior to being named President of the Company in 1986. In 1990, he was also named Chairman and Chief Executive Officer of the Company.

    Mr. McShane joined the Company from Reed Tool Company in 1987 as Vice President--Finance and was named Senior Vice President--Finance in 1998. At Reed Tool Company he held various financial management positions including Corporate Controller and Regional Controller of Far East Operations.

    Mr. Dunlap joined the Company in 1984 as a District Engineer and was named Vice President--International Operations in December 1995. He has previously served as Vice President--Sales for the Coastal Division of North America and U.S. Sales and Marketing Manager.

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

ITEM 2.  PROPERTIES

    The Company's properties consist primarily of pressure pumping and blending units and related support equipment such as bulk storage and transport units. Although a portion of the Company's U.S. pressure pumping and blending fleet is being utilized through a servicing agreement with an outside party, the majority of its worldwide fleet is owned and unencumbered. The Company's tractor fleet, most of which in the U.S. is leased, is used to transport the pumping and blending units. The Company's domestic light duty truck fleet is also leased, whereas a majority of vehicles used in its international operations are owned by the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted for stockholders' vote during the fourth quarter of the fiscal year ended September 30, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock of the Company began trading on The New York Stock Exchange in July 1990 under the symbol "BJS". Warrants to purchase common stock ("Warrants") were issued in April 1995 and trade under the symbol "BJSW". At December 3, 1999 there were approximately 1,968 holders of record of the Company's Common Stock and 1,165 holders of record of the Warrants. The Warrants expire on April 13, 2000.

    The following table sets forth for the periods indicated the high and low sales prices per share for the Company's Common Stock and Warrants reported on the NYSE composite tape.

                                                         COMMON STOCK          WARRANT PRICE
                                                          PRICE RANGE              RANGE
                                                      -------------------   -------------------
                                                        HIGH       LOW        HIGH       LOW
                                                      --------   --------   --------   --------
Fiscal 1998
  1st Quarter.......................................   $45.38     $31.88     $64.50     $38.00
  2nd Quarter.......................................    43.81      26.94      56.50      28.75
  3rd Quarter.......................................    39.81      24.75      51.88      24.63
  4th Quarter.......................................    30.19      11.88      33.38       5.50

Fiscal 1999
  1st Quarter.......................................    22.19      13.25      18.13       6.88
  2nd Quarter.......................................    24.13      13.50      20.75       7.00
  3rd Quarter.......................................    31.75      19.75      35.00      13.50
  4th Quarter.......................................    39.00      26.81      49.06      25.88

Fiscal 2000
  1st Quarter (through December 3, 1999)............    41.50      27.56      53.38      26.50

    Since its initial public offering in 1990, BJ Services has not paid any cash dividends to its stockholders. The Company expects that, for the foreseeable future, any earnings will be retained for the development of the Company's business or used for the share repurchase program discussed below and, accordingly, no cash dividends are expected to be declared on the Common Stock. At September 30, 1999, there were 76,382,162 shares of Common Stock issued and 71,177,549 shares outstanding. On December 11, 1997, the Company's Board of Directors approved a 2 for 1 stock split, which was distributed on February 20, 1998 in the form of a stock dividend, to holders of record as of January 30, 1998. On December 19, 1997, the Company's Board of Directors authorized a stock repurchase program of up to $150 million (subsequently increased to $300 million in May 1998). Repurchases are made at the discretion of the Company's management and the program will remain in effect until terminated by the Company's Board of Directors. During fiscal 1998, the Company purchased 5,996,400 shares at a cost of $196.6 million. No shares were repurchased during 1999. In October 1999, the Company reissued 4,027,972 shares of treasury stock through a private placement with certain financial institutions. The proceeds from the private placement of $144.0 million were used to pay down outstanding debt. The Company also entered into privately negotiated option agreements pursuant to which it currently intends to repurchase an equivalent number of shares in April 2000 for a total of $149.0 million.

    The Company's Bank Credit Facility prohibits any dividend payments when the Company's debt to capitalization ratio exceeds 35% immediately prior to and after giving effect to the declaration of any dividend, except that the Company may declare and make dividend payments solely in its capital stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources and Liquidity" and Note 6 of the Notes to Consolidated Financial Statements.

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

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth certain selected historical financial data of the Company. The selected operating and financial position data as of and for each of the five years in the period ended September 30, 1999 have been derived from the audited consolidated financial statements of the Company, some of which appear elsewhere in this Annual Report. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto which are included elsewhere herein.

                                               AS OF AND FOR THE YEAR ENDED SEPTEMBER 30,
                                      ------------------------------------------------------------
                                       1999(1)        1998         1997       1996(1)     1995(1)
                                      ----------   ----------   ----------   ----------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
  Revenue...........................  $1,131,334   $1,527,468   $1,466,573   $  965,261   $633,660
  Operating expenses, excluding
    unusual charges and goodwill
    amortization....................   1,092,879    1,289,295    1,269,731      875,022    592,905
  Goodwill amortization.............      13,525       13,824       14,435        7,910      3,266
  Unusual charges(2)................      39,695       26,586                     7,425     17,200
  Operating income (loss)...........     (14,765)     197,763      182,407       74,904     20,289
  Interest expense..................     (31,365)     (25,685)     (30,715)     (26,948)   (15,164)
  Other income (expense)--net.......         613         (772)       1,727        3,321      2,763
  Income tax expense (benefit)......     (15,221)      54,654       46,462       12,105     (1,102)
  Net income (loss).................     (29,688)     117,400      107,906       40,486      9,889
  Earnings (loss) per share:
    Basic...........................        (.42)        1.58         1.40          .66        .23
    Diluted.........................        (.42)        1.44         1.31          .65        .23
  Depreciation and amortization.....      99,800       91,497       90,376       66,050     42,064
  Capital expenditures(3)...........     110,566      167,961      102,198       54,158     30,966

FINANCIAL POSITION DATA (AT END OF PERIOD):
  Property--net.....................  $  659,717   $  602,028   $  540,356   $  558,156   $416,810
  Total assets......................   1,824,764    1,743,701    1,726,768    1,709,160    989,683
  Long-term debt, excluding current
    maturities......................     422,764      241,869      298,634      523,004    259,566
  Stockholders' equity..............     877,089      900,064      960,227      841,703    466,795

------------------------

(1) Includes the effect of the acquisitions of Fracmaster in 1999, Nowsco in 1996 and Western in 1995, all of which were accounted for as purchases in accordance with generally accepted accounting principles. For further details of the Fracmaster acquisition, see Note 3 of the Notes to Consolidated Financial Statements.

(2) Unusual charges represent nonrecurring costs associated with the downturn in oilfield drilling activity in 1999 and 1998 and the acquisitions of Nowsco in 1996 and Western in 1995. For further details of the 1999 and 1998 unusual charges, see Note 4 of the Notes to Consolidated Financial Statements.

(3) Excluding acquisitions of businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company's operations are primarily driven by the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity worldwide. Drilling activity, in turn, is largely dependent on the price of oil and natural gas. This situation often leads to volatility in the Company's revenues and profitability, especially in the United States and Canada, where the Company historically has generated in excess of 50% of its revenues. This volatility has been particularly evident during the last year when, as a result of low oil prices (falling below $11 per barrel), the industry experienced the lowest worldwide oilfield drilling activity levels in recorded history. However, a recent recovery in oil prices to above $20 per barrel has led to a recovery in North American drilling activity during the last half of 1999.

    Due to "aging" oilfields and lower-cost sources of oil internationally, drilling activity in the United States has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986, 1992 and again in early 1999. The U.S. drilling activity temporarily rebounded during 1997 (exceeding 1,000 active rigs for the first time since 1991); however, it subsequently retracted due to weak oil prices. Although drilling activity had begun to recover somewhat toward the end of the fiscal year, the U.S. average fiscal 1999 active rig count represented the lowest in history and was down 34% from the average level of both fiscal 1997 and 1998. Most of the decline occurred in the number of rigs drilling for oil, which was down 62% over the two-year period.

    Drilling activity outside North America has historically been less volatile than domestic drilling activity. Due to low oil prices during most of the year, international drilling activity also reached record low levels during 1999 as each of the Company's international regions experienced double digit activity declines. While Canadian drilling activity began to recover during the latter part of the fiscal year, activity in most of the other international regions is not expected to recover until at least the middle of fiscal 2000.

ACQUISITION

    On June 28, 1999, the Company completed the acquisition of selected assets and subsidiaries of Fracmaster Ltd. ("Fracmaster"), an oilfield services company based in Calgary, Alberta with operations in Canada, the United States, Russia and China. The acquisition was completed for a total purchase price of $78.4 million. Fracmaster generated worldwide revenue of $209.1 million during its most recent fiscal year ended December 31, 1998. In the near-term, the acquisition of Fracmaster is expected to primarily impact the Company's operations in Canada.

RESULTS OF OPERATIONS

    The following table sets forth selected key operating statistics reflecting industry rig count and the Company's financial results:

                                                            YEAR ENDED SEPTEMBER 30,
                                                         ------------------------------
                                                           1999       1998       1997
                                                         --------   --------   --------
Rig Count:(1)
  U.S..................................................     601        906        906
  International........................................     828      1,109      1,147
Revenue per rig (in thousands).........................  $791.7     $758.0     $714.4
Revenue per employee (in thousands)....................  $152.0     $173.0     $185.8
Percentage of gross profit to revenue(2)...............    14.2%      24.5%      21.8%
Percentage of research and engineering expense to
  revenue..............................................     2.1%       2.0%       1.7%
Percentage of marketing expense to revenue.............     4.6%       3.6%       3.5%
Percentage of general and administrative expense to
  revenue..............................................     4.2%       3.3%       3.1%

------------------------

(1) Industry estimate of drilling activity as measured by average active rigs.

(2) Gross profit represents revenue less cost of sales and services.

    REVENUE: After six consecutive years of revenue growth, the Company's 1999 revenue declined for the first time since 1992. Overall, 1999 revenues declined by 26% compared to 1998, with each of the Company's service lines--pressure pumping, process and pipeline services, tubular services and specialty chemicals--experiencing revenue decreases. The largest revenue declines occurred in the Company's U.S. and Canadian pressure pumping operations. Revenues increased by 4% during 1998, with each of the Company's major service lines increasing during the year despite the 2% decline in worldwide drilling activity. The Company's revenues reached their lowest level for fiscal 1999 during the third quarter and rebounded during the fourth quarter with a 24% sequential increase. Management expects the Company to show year-over-year revenue increases beginning in the first quarter of fiscal 2000.

U.S./MEXICO PRESSURE PUMPING REVENUE

    The Company's U.S./Mexico pressure pumping revenues declined by 38% in 1999 after increasing by 1% in 1998. The 1999 revenue decline was the result of lower activity and pricing caused by the record low drilling levels. The fiscal 1999 average active rig count, down 34% from the previous year, was the lowest in recorded history. Workover activity was also weak, down 32% during the year. Excluding Mexico, each of the Company's U.S. regions experienced revenue declines, with the oil producing regions of Texas and Oklahoma being the most severely impacted. Pricing declined by approximately 16% in 1999 compared to the previous year. Revenue in the Company's Mexico operations increased as a result of a new contract and the expansion of operations in Northeast Mexico.

    The 1998 revenue increase was due to approximately 8-10% better pricing, which was partially offset by a slight decline in market share. U.S. activity was flat during the year. Fiscal 1998 also showed a continuation of the shift away from oilfield drilling and more toward drilling for natural gas.

INTERNATIONAL PRESSURE PUMPING REVENUE

    International revenues decreased by 17% in 1999 compared to 1998, after increasing by 5% the previous year. With the exception of its Russia operations, each of the Company's international regions experienced revenue declines during 1999, with its Canadian and Latin American operations showing the largest declines. The revenue declines were a result of lower drilling activity and lower pricing in each of these regions. Subsequent to the 1999 spring breakup period (April through June), however, Canadian activity has increased substantially. Management expects Canadian drilling activity to continue to be strong during the winter drilling season and increase at least 20-30% during 2000. Excluding its Canadian operations, management does not expect to experience a recovery in its international operations until at least the second half of fiscal 2000.

    With the exception of its Canadian operations, each of the Company's international pressure pumping regions generated revenue increases during 1998. The largest increases occurred in the Far East and Middle East regions due to growth in stimulation and coiled tubing services and expansions into Saudi Arabia and Bangladesh. Partially offsetting these increases were revenue declines in Canada and Venezuela due to lower oil drilling activity and a $15.0 million decline in international equipment sales.

OTHER REVENUE

    Revenue for each of the Company's other service lines, which consist of specialty chemicals, tubular services and process and pipeline services, in total was down 8% in 1999 after increasing in the previous two years. The drilling activity declines were mostly offset by expansions into new markets and these service lines' greater concentration of revenues from nondrilling oilfield activities, which are not as greatly impacted by the decline in the active rig count.

    OPERATING INCOME (LOSS): The Company incurred an operating loss in 1999 after improved operating income during both 1998 and 1997. The 1999 operating loss was primarily a result of the Company recording a pretax unusual charge of $39.7 million ($.36 per diluted share after-tax), comprised of $12.8 million of severance costs, $23.1 million of asset writedowns and $3.8 million of other costs associated with the downturn in the oilfield services industry. In addition, the operating loss includes $16.7 million recorded in the third fiscal quarter for costs resulting from the acquisition of Fracmaster, and additional severance costs and asset writedowns primarily associated with the Company's international operations, all of which have been included in cost of sales. Excluding these items, the operating income decline was primarily a result of the decline in North and Latin American drilling and workover activity, and lower pricing, all of which were discussed in the Revenue section above. In response to the downturn in activity, the Company consolidated its worldwide pressure pumping operations, resulting in over 2,000 personnel reductions and the closure of several operating locations. Additionally, idle equipment has been moved from U.S. operating locations to a central location. A portion of this equipment will be sold or salvaged for spare parts. The remainder will be redistributed to other operating locations as the need arises.

    In addition to the 1999 writedown, the Company also recorded a $26.6 million ($.22 per diluted share after-tax) unusual charge in 1998 to reflect employee severance, asset writedowns and other costs associated with the downturn in the industry which began during the later part of 1998.

    Research and engineering, marketing and general and administrative expenses in total decreased by $13.8 million in 1999 due to the implementation of three phases of cost reduction programs beginning in July 1998. The increase in other operating expenses in 1998 was reflective of increased support costs from the higher activity levels at the beginning of the fiscal year, as well as increased spending on coiled tubing and downhole tool research, international commissions and information systems. No further reductions in operating expenses are expected to be realized in the near-term as the cost reduction programs have been substantially implemented. The Company is in the process of hiring additional equipment operators and other field personnel to address the current increase in drilling activity occurring in North America.

    OTHER: Interest expense increased by $5.7 million in 1999 due primarily to additional borrowings to finance the Company's stock repurchase program implemented in December 1997. The Company has repurchased the equivalent of 6.0 million shares totaling $196.6 million under this program. Interest expense decreased by $5.0 million in 1998 due to strong operating cash flows during the year (see Capital Resources and Liquidity) and from the effects of an equipment financing transaction which occurred near the end of fiscal 1997. Interest expense is expected to decline in 2000 from the reduction of debt resulting from $144.0 million received from the private placement of common stock in October 1999. This stock was issued under a financing arrangement structured around the expected exercise of the Company's outstanding warrants in April 2000 (see also Capital Resources and Liquidity).

    INCOME TAXES: The Company's effective tax rate has remained below the U.S. statutory rate during each of the past three years primarily as a result of profitability in international jurisdictions where the statutory tax rate is below the U.S. rate, the availability of certain nonrecurring tax benefits and the availability of tax benefits from the Company's reorganization pursuant to its initial public offering in 1990. The effective tax rate increased to 34% in 1999 from 32% and 30% in 1998 and 1997, respectively, as the majority of the operating losses occurred in the U.S.

CAPITAL RESOURCES AND LIQUIDITY

    Net cash provided from operating activities decreased to $64.4 million in 1999 primarily as a result of the lower profitability. In addition, the tax benefit from U.S. operating losses is noncash due to its cumulative net operating loss position. This was partially offset by the additional liquidation of working capital balances from the reduction in activity. The increase in cash provided from operating activities in 1998 was the result of higher profitability, the majority of the 1998 unusual charge being noncash and the liquidation of working capital balances (primarily receivables) from the slowdown in business during the last half of the year.

    Net cash used for investing activities in 1999 was $176.7 million, an increase of $15.7 million compared to 1998. The increase is due to the acquisition of Fracmaster in June 1999 for net cash consideration of $73.4 million. Excluding this acquisition, investing activities declined by $57.8 million, primarily due to a curtailment of capital spending caused by the depressed business environment. The 1999 capital spending related primarily to upgrades to the Company's U.S. fracturing fleet, which was already in process before the beginning of the fiscal year, and expansion of the Tomball Manufacturing and Research and Development facility. The 1998 capital spending related primarily to additional fracturing and coiled tubing capacity for the Company's international growth initiatives, upgrades to the Company's U.S. pumping fleet and upgrades to the Company's information systems. The 1997 property additions include two additional pumping service vessels (both operating in Latin America), expansion of cementing and stimulation capacity in the Gulf of Mexico and Latin America, and upgrades to the Company's information systems. Net cash used for 1997 investing activities was offset by a transaction involving the transfer of certain pumping service equipment assets. Subsequent to the transfer of equipment, the Company received $100.0 million, which was used to repay outstanding bank debt. As a result of the reduced debt, the Company realized a reduction in annual interest expense of approximately
$6 million. The equipment is being used to provide services to the Company for its customers for which the Company is paying a service fee for a period of at least eight, but not more than fourteen, years. The transaction generated a deferred gain for book purposes of approximately $38 million, which is being amortized over a twelve-year period. The taxable gain of $91.0 million was completely offset with net operating loss carryforwards that are available to the Company as a result of the Western acquisition in 1995. Net cash used for 1997 investing activities was also impacted by the receipt of $20.3 million from the sale of an idle stimulation vessel (the Renaissance), and the acquisitions of Top Tool Company, Inc. and the remaining 51% ownership of the Company's previously unconsolidated joint venture in Argentina.

    Projected capital expenditures for fiscal 2000 (currently expected to be approximately $75 million) are expected to decline from 1999 to more of a maintenance level. The actual amount of 2000 capital expenditures will be primarily dependent on maintenance capital levels and the availability of expansion opportunities and are expected to be funded by cash flows from operating activities and available credit facilities. Management believes cash flows from operating activities and available lines of credit, if necessary, will be sufficient to fund projected capital expenditures.

    Cash flows provided by financing activities in 1999 were $114.6 million compared to a usage of cash for financing activities in 1998 of $125.6 million. The 1999 proceeds from borrowings were used to fund the

Fracmaster acquisition and the Company's capital spending program. In 1998, the Company used $196.6 million to purchase its common stock under a stock repurchase program approved by the Company's Board of Directors in December 1997. Due to reduced profitability and the resulting reduction in cash flows from operating activities, the Company did not repurchase any of its common stock during 1999. Subsequent to the fiscal year end (in October 1999), the Company received $144.0 million through the private placement of 4,027,972 shares of common stock with certain financial institutions. The proceeds from the private placement have been used to pay down outstanding debt. The Company has also entered into privately negotiated option agreements pursuant to which it currently intends to repurchase an equivalent number of shares in April 2000 for a total of $149.0 million. The Company expects to utilize proceeds of approximately $144 million from the exercise of outstanding warrants, or, if the warrants are not exercised, borrowing under new and existing credit facilities to fund the repurchase. These outstanding warrants expire in April 2000 at an exercise price of $15 per share.

    Management strives to maintain low cash balances while utilizing available credit facilities to meet the Company's capital needs. Any excess cash generated has historically been used to pay down outstanding borrowings or fund the Company's stock repurchase program. The Company has a committed, unsecured bank credit facility (the "Bank Credit Facility") which consists of a six-year term loan of approximately $121.1 million (currently drawn partially in Canadian dollars under a provision which is renewable annually at the option of the banks), which is repayable in 22 quarterly installments that began in March 1997, and a five year U.S. $225.0 million revolving facility available through June 2001. At September 30, 1999, borrowings outstanding under the Bank Credit Facility totaled $341.1 million, consisting of $121.1 million under the term loan and $220.0 million of borrowings under the revolver. Principal reductions of term loans under the Bank Credit Facility are due in aggregate annual installments of $44.1 million, $44.1 million and $32.9 million in the years ending September 30, 2000, 2001 and 2002, respectively.

    In addition to the committed facility, the Company had $202.0 million in various unsecured, discretionary lines of credit at September 30, 1999, which expire at various dates in 2000. There are no requirements for commitment fees or compensating balances in connection with these lines of credit. Interest on borrowings is based on prevailing market rates. At September 30, 1999, there was $106.0 million in outstanding borrowings under these lines of credit.

    The Company has issued and outstanding $125.0 million of unsecured 7% Notes due 2006. The net proceeds from the issuance of the 7% notes ($123.3 million) in August 1996 were used by the Company to repay indebtedness outstanding under the term loan portion of the Company's then existing bank credit facility.

    The Company's interest-bearing debt increased to 39.5% of its total capitalization at September 30, 1999, compared to 34.1% at September 30, 1998, due to borrowings to fund the Fracmaster acquisition and the Company's capital spending. The Bank Credit Facility includes various customary covenants and other provisions including the maintenance of certain profitability and solvency ratios and restrictions on dividend payments under certain circumstances, none of which materially restrict the Company's activities. Management believes that the Bank Credit Facility, combined with other discretionary credit facilities and cash flows from operations, provides the Company with sufficient capital resources and liquidity to manage its routine operations, meet debt service obligations and fund projected capital expenditures. If the discretionary lines of credit are not renewed, or if borrowings under these lines of credit otherwise become unavailable, the Company expects to refinance this debt by arranging additional committed bank facilities or through other long-term borrowings alternatives.

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

    In July 1997, the Company established a formal program to assess the global impact of Year 2000 issues. The Company's own internal systems are the primary area of focus under this program. Such systems include, but are not limited to, data processing and financial reporting software applications, computerized job monitoring hardware and software used at the wellsite and in the Company's labs, embedded control systems and telecommunications and other support equipment. In addition, the program addresses the Company's reliance on third party suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's Year 2000 program is comprised of four primary phases: (i) inventory of all existing equipment and systems; (ii) assessment of equipment and systems to identify those which are not Year 2000 ready and to prioritize critical systems and equipment; (iii) remediation or replacement of non-Year 2000 ready equipment and systems; (iv) testing and certification of Year 2000 readiness. The Company completed the worldwide inventory of its systems and equipment in September 1997. The Company has substantially completed the remediation or replacement of noncompliant systems and equipment that are critical to its operations. The remainder of calendar 1999 will be focused on the testing and certification of new and modified programs. Certain non-critical systems may not be addressed until after January 2000; however, the Company believes such systems will not disrupt the Company's operations in a material way.

    The Company has contacted all of its critical external suppliers of goods and services to assess their compliance efforts and the Company's exposure in the event of a failure of third party compliance efforts. The Company has received a favorable response from a majority of these critical suppliers. For situations where the remaining suppliers are not compliant or do not respond, the Company is in the process of developing contingency plans, including utilizing alternative suppliers.

    The comprehensive plan designed to achieve an uninterrupted transition into calendar year 2000 cost the Company approximately $2.3 million, of which $2.2 million has been incurred as of September 30, 1999. In addition, the program has resulted in the acceleration of approximately $1.4 million in hardware and software expenditures to replace non-compliant systems. The cost of the project and the dates on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates.

    On June 28, 1999, the Company acquired certain assets of Fracmaster Ltd. The hardware and software which are being retained have been thoroughly inventoried and an assessment of all Year 2000 related issues has been completed. Remediation and testing activities are in progress. Prior to December 31, 1999, the Company will either upgrade, replace or remove from service all Fracmaster assets with any Year 2000 related risks.

    Failure to completely remedy Year 2000 issues, including those critical internal systems, infrastructure and third party suppliers mentioned above, could result in business disruption that could materially affect the Company's operations. In an effort to minimize business interruptions, the Company is in the process of developing contingency plans in the event that circumstances prevent the Company or any of its third party suppliers from meeting any portion of their Year 2000 program schedules. These contingency plans are expected to be completed and in place by the end of December 1999.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates, primarily in the United States and Canada. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. A portion of the Company's borrowings are denominated in foreign currencies which exposes the Company to market risk associated with exchange rate movements. When necessary, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no material foreign exchange contracts outstanding at September 30, 1999. All items described are non-trading and are stated in U.S. dollars.

                                                         EXPECTED MATURITY DATES                                FAIR VALUE
                                          ------------------------------------------------------              SEPTEMBER 30,
                                            2000       2001       2002       2003     THEREAFTER    TOTAL          1999
(IN THOUSANDS)                            --------   --------   --------   --------   ----------   --------   --------------
SHORT TERM BORROWINGS
Bank borrowings; US $ denominated         $43,763                                                  $ 43,763      $ 43,763
Average variable interest rate--6.17% at
September 30, 1999

Bankers' acceptance notes; Canadian $     $61,111                                                  $ 61,111      $ 61,111
denominated
Average variable interest rate--5.24% at
September 30, 1999

Bank borrowings; Deutsche mark            $ 1,091                                                  $  1,091      $  1,091
denominated
Average variable interest rate--2.95% at
September 30, 1999

LONG TERM BORROWINGS
Current-term loan; US $ denominated       $13,011                                                  $ 13,011      $ 13,011
Variable interest rate--5.84% at
September 30, 1999

Current-term loan; Canadian $             $31,084                                                  $ 31,084      $ 31,084
denominated
Variable interest rate--5.15% at
September 30, 1999

Current Leases; US $ denominated          $   392                                                  $    392      $    392
Variable interest rate--5.06% at
September 30, 1999

Non-current bank borrowings; US $                    $220,000                                      $220,000      $220,000
denominated
Variable interest rate--5.84% at
September 30, 1999

Non-current-term loan; US $ denominated              $ 13,011     9,902                            $ 22,913      $ 22,913
Variable interest rate--5.84% at
September 30, 1999

Non-current-term loan; Canadian $                    $ 31,084    22,972                            $ 54,056      $ 54,056
denominated
Variable interest rate--5.15% at
September 30, 1999

Non-current leases; US $ denominated                 $    767       383       128                  $  1,278      $  1,278
Variable interest rate--5.06% at
September 30, 1999

7% Series B Notes--US $ denominated                                                    $124,517    $124,517      $121,936
Fixed interest rate--7%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

Stockholders of BJ Services Company:

    We have audited the accompanying consolidated statements of financial position of BJ Services Company and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BJ Services Company and subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Houston, Texas
November 23, 1999

                              BJ SERVICES COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    YEAR ENDED SEPTEMBER 30,
                                                           ------------------------------------------
                                                               1999           1998           1997
                                                           ------------   ------------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue..................................................   $1,131,334     $1,527,468     $1,466,573
Operating Expenses:
  Cost of sales and services.............................      970,280      1,152,910      1,147,170
  Research and engineering...............................       23,269         30,308         24,820
  Marketing..............................................       51,883         55,333         51,555
  General and administrative.............................       47,447         50,744         46,186
  Goodwill amortization..................................       13,525         13,824         14,435
  Unusual charges........................................       39,695         26,586
                                                            ----------     ----------     ----------
    Total operating expenses.............................    1,146,099      1,329,705      1,284,166
                                                            ----------     ----------     ----------
Operating income (loss)..................................      (14,765)       197,763        182,407
Interest expense.........................................      (31,365)       (25,685)       (30,715)
Interest income..........................................          608            748            949
Other income (expense)--net..............................          613           (772)         1,727
                                                            ----------     ----------     ----------
Income (loss) before income taxes........................      (44,909)       172,054        154,368
Income tax expense (benefit).............................      (15,221)        54,654         46,462
                                                            ----------     ----------     ----------
Net income (loss)........................................   $  (29,688)    $  117,400     $  107,906
                                                            ==========     ==========     ==========

Earnings (Loss) Per Share:
  Basic..................................................   $     (.42)    $     1.58     $     1.40
  Diluted................................................   $     (.42)    $     1.44     $     1.31

Weighted-Average Shares Outstanding:
  Basic..................................................       70,789         74,482         76,868
  Diluted................................................       70,789         81,263         82,496

                 See Notes to Consolidated Financial Statements

                              BJ SERVICES COMPANY

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                     ASSETS

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Current Assets:
  Cash and cash equivalents.................................  $    3,924   $    1,625
  Receivables, less allowance for doubtful accounts: 1999,
    $20,572,000; 1998, $9,090,000...........................     297,975      300,140

  Inventories:
    Products................................................      64,995       78,459
    Work in process.........................................       2,116        2,574
    Parts...................................................      30,176       30,153
                                                              ----------   ----------
      Total inventories.....................................      97,287      111,186
    Deferred income taxes...................................      15,668       12,767
    Other current assets....................................      24,109       26,078
                                                              ----------   ----------
      Total current assets..................................     438,963      451,796

Property:
  Land......................................................      12,410       12,086
  Buildings and other.......................................     170,111      153,519
  Machinery and equipment...................................     957,314      883,600
                                                              ----------   ----------
      Total property........................................   1,139,835    1,049,205
  Less accumulated depreciation.............................     480,118      447,177
                                                              ----------   ----------
      Property--net.........................................     659,717      602,028

Goodwill, net of amortization...............................     489,736      503,259
Deferred income taxes.......................................     201,774      171,164
Investments and other assets................................      34,574       15,454
                                                              ----------   ----------
                                                              $1,824,764   $1,743,701
                                                              ==========   ==========

                 See Notes to Consolidated Financial Statements

                              BJ SERVICES COMPANY

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Current Liabilities:
  Accounts payable--trade...................................  $  128,422   $  140,726
  Short-term borrowings.....................................     105,965      184,874
  Current portion of long-term debt.........................      44,487       39,932
  Accrued employee compensation and benefits................      37,749       41,686
  Income taxes..............................................      15,641       17,777
  Taxes other than income...................................       9,798        8,336
  Accrued insurance.........................................      12,041       12,303
  Other accrued liabilities.................................      91,043       67,491
                                                              ----------   ----------
    Total current liabilities...............................     445,146      513,125
Long-term debt..............................................     422,764      241,869
Deferred income taxes.......................................       6,578        9,021
Accrued postretirement benefits.............................      29,932       28,353
Minority interest and other long-term liabilities...........      43,255       51,269
Commitments and contingencies
Stockholders' Equity:
  Preferred stock (authorized 5,000,000 shares)
  Common stock, $.10 par value (authorized 160,000,000
    shares; 76,382,162 shares issued and 71,177,549 shares
    outstanding in 1999; 76,375,440 shares issued and
    70,434,295 shares outstanding in 1998;..................       7,638        7,638
  Capital in excess of par..................................     765,866      765,547
  Retained earnings.........................................     269,797      313,629
  Accumulated other comprehensive income....................       4,924        7,419
  Unearned compensation.....................................        (614)        (365)
  Treasury stock at cost (1999--5,204,613 shares;
    1998--5,941,145 shares).................................    (170,522)    (193,804)
                                                              ----------   ----------
    Total stockholders' equity..............................     877,089      900,064
                                                              ----------   ----------
                                                              $1,824,764   $1,743,701
                                                              ==========   ==========

                 See Notes to Consolidated Financial Statements

                              BJ SERVICES COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                         ACCUMULATED
                                                       CAPITAL                                              OTHER
                                            COMMON    IN EXCESS   TREASURY      UNEARNED     RETAINED   COMPREHENSIVE
                                            STOCK      OF PAR       STOCK     COMPENSATION   EARNINGS      INCOME        TOTAL
                                           --------   ---------   ---------   ------------   --------   -------------   --------
                                                                              (IN THOUSANDS)
BALANCE, SEPTEMBER 30, 1996.............    $3,809    $748,712                  $(3,186)     $ 93,991      $(1,623)     $841,703
Comprehensive income:
  Net income............................                                                      107,906
  Other comprehensive income, net of
    tax.................................
    Cumulative translation
      adjustments.......................                                                                     2,163
    Minimum pension liability
      adjustment........................                                                                    (2,051)
Comprehensive income....................                                                                                 108,018
Issuance of stock for:
  Stock options.........................        36       7,270                                                             7,306
  Stock purchase plan...................         8       1,676                                                             1,684
  Warrants surrendered..................                    16                                                                16
  Stock performance awards..............                   964                     (964)
Recognition of unearned compensation....                                          1,500                                    1,500
Revaluation of stock performance........                 4,425                   (4,425)
                                            ------    --------    ---------     -------      --------      -------      --------
BALANCE, SEPTEMBER 30, 1997.............     3,853     763,063                   (7,075)      201,897       (1,511)      960,227
Comprehensive income:
  Net income............................                                                      117,400
  Other comprehensive income, net of
    tax.................................
    Cumulative translation
      adjustments.......................                                                                    12,855
    Minimum pension liability
      adjustment........................                                                                    (3,925)
Comprehensive income....................                                                                                 126,330
Issuance of stock for:
  Stock options.........................         7       1,873                                                             1,880
  Stock purchase plan...................         9       2,861                                                             2,870
  Warrants surrendered..................                    39                                                                39
  Stock performance awards..............                 1,068                   (1,068)
  Stock split...........................     3,769                                             (3,769)
Treasury stock purchased................                          $(196,608)                                            (196,608)
Treasury stock reissued.................                              2,804                    (1,899)                       905
Recognition of unearned compensation....                                          1,850                                    1,850
Revaluation of stock performance........                (7,790)                   5,928                                   (1,862)
Tax benefit from exercise of options....                 4,433                                                             4,433
                                            ------    --------    ---------     -------      --------      -------      --------
BALANCE, SEPTEMBER 30, 1998.............     7,638     765,547     (193,804)       (365)      313,629        7,419       900,064
Comprehensive income:
  Net loss..............................                                                      (29,688)
  Other comprehensive income, net of
    tax.................................
    Cumulative translation
      adjustments.......................                                                                    (5,585)
    Minimum pension liability
      adjustment........................                                                                     3,090
Comprehensive loss......................                                                                                 (32,183)
Issuance of stock for:
  Warrants surrendered..................                    70                                                                70
Reissuance of treasury stock for:
  Stock options.........................                             14,796                    (9,750)                     5,046
  Stock purchase plan...................                              4,144                    (2,172)                     1,972
  Stock performance awards..............                (2,235)       4,342         115        (2,222)
Recognition of unearned compensation....                                          1,140                                    1,140
Revaluation of stock performance
  awards................................                 1,504                   (1,504)
Tax benefit from exercise of options....                   980                                                               980
                                            ------    --------    ---------     -------      --------      -------      --------
BALANCE, SEPTEMBER 30, 1999.............    $7,638    $765,866    $(170,522)    $  (614)     $269,797      $ 4,924      $877,089
                                            ======    ========    =========     =======      ========      =======      ========

                 See Notes to Consolidated Financial Statements

                              BJ SERVICES COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $ (29,688)  $ 117,400   $ 107,906
Adjustments to reconcile net income to cash provided from
  operating activities:
  Depreciation and amortization.............................     99,800      91,497      90,376
  Net (gain) loss on disposal of assets.....................        147          89        (169)
  Recognition of unearned compensation......................      1,140       1,850       1,500
  Deferred income tax expense (benefit).....................    (32,866)     31,426      28,764
  Unusual charge (noncash)..................................     23,051      15,278
  Minority interest.........................................      2,585       3,206         805
Changes in:
  Receivables...............................................     19,191      28,689     (59,307)
  Accounts payable--trade...................................    (22,444)    (22,248)     18,188
  Inventories...............................................     19,921      (5,750)    (13,355)
  Other current assets and liabilities......................     (5,837)     13,580      (6,638)
  Other, net................................................    (10,571)      9,325     (24,525)
                                                              ---------   ---------   ---------
Net cash flows provided from operating activities...........     64,429     284,342     143,545

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions..........................................   (110,566)   (167,961)   (102,198)
Proceeds from disposal of assets............................      7,270       9,372     127,490
Acquisitions of businesses, net of cash acquired............    (73,442)     (2,459)    (20,810)
                                                              ---------   ---------   ---------
Net cash provided from (used for) investing activities......   (176,738)   (161,048)      4,482

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and stock purchase
  grants....................................................      8,067       5,696       9,006
Purchase of treasury stock..................................               (196,608)
Proceeds from (repayment of) bank borrowings--net...........    106,541      71,343    (150,030)
Principal payment on other long-term notes..................                 (6,000)     (6,000)
                                                              ---------   ---------   ---------
Net cash flows provided from (used for) financing
  activities................................................    114,608    (125,569)   (147,024)
Increase (decrease) in cash and cash equivalents............      2,299      (2,275)      1,003
Cash and cash equivalents at beginning of year..............      1,625       3,900       2,897
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $   3,924   $   1,625   $   3,900
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

    Certain amounts for 1998 and 1997 have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation. Fiscal 1997 number of shares and price per share amounts have been restated to reflect the 2 for 1 stock split in fiscal year 1998. See Notes 13 and 14.

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

    PROPERTY: Property is stated at cost less amounts provided for permanent impairments and includes capitalized interest of $2,317,000, $1,665,000 and $684,000 for the years ended September 30, 1999, 1998 and 1997, respectively, on funds borrowed to finance the construction of capital additions. Depreciation is generally provided using the straight-line method over the estimated useful lives of individual items. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the lease term.

    INTANGIBLE ASSETS: Goodwill represents the excess of cost over the fair value of the net assets of companies acquired in purchase transactions. Goodwill is being amortized on a straight-line method over periods ranging from 5 to 40 years. Patents are being amortized on a straight line basis over their estimated useful lives, not to exceed 17 years. Accumulated amortization on intangible assets at September 30, 1999 and 1998 was $51,934,000 and $43,525,000
respectively. The Company utilizes undiscounted estimated cash flows to evaluate any possible impairment of intangible assets. If such cash flows exceed the net carrying value of the intangible assets, the Company records an impairment charge equal to the difference in discounted estimated cash flows and the net carrying value. The discount rate utilized is based on market factors at the time the charge is determined.

    INVESTMENTS: Investments in companies in which the Company's ownership interest ranges from 20 to 50 percent and the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method.

    REVENUE RECOGNITION: The Company recognizes revenue as services are rendered or products are delivered. Certain revenues from the Company's process and pipeline services are reported on the

                              BJ SERVICES COMPANY

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

percentage of completion method of accounting using measurements of progress towards completion appropriate for the work performed.

    FOREIGN CURRENCY TRANSLATION: Gains and losses resulting from financial statement translation of foreign operations where the U.S. dollar is the functional currency are included in the consolidated statement of operations as cost of sales. Gains and losses resulting from financial statement translation of foreign operations where a foreign currency is the functional currency are included as a separate component of stockholders' equity. Except in Canada, the Company's foreign operations use the U.S. dollar as the functional currency.

    FOREIGN EXCHANGE CONTRACTS: From time to time, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. Changes in market value are offset against foreign exchange gains or losses on the related assets or liabilities and are included in cost of sales and services. There were no material foreign exchange contracts outstanding at September 30, 1999 and 1998.

    ENVIRONMENTAL REMEDIATION AND COMPLIANCE: Environmental remediation and compliance costs are accrued based on estimates of known environmental exposures. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.

    IMPAIRMENT OF LONG-LIVED ASSETS: In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company recognizes impairment losses for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In the years ended September 30, 1999 and 1998, the Company recorded an impairment of $23.1 million and $12.3 million, respectively, against certain long-lived assets based on a decrease in the undiscounted cash flows expected to be generated by these assets as a result of the downturn in oilfield drilling activity. See Note 4.

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

    NEW ACCOUNTING PRONOUNCEMENTS: Effective October 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"), Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") and Statement No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. SFAS 132 standardizes employers' disclosures for pensions and other postretirement benefit plans to the extent

                              BJ SERVICES COMPANY

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

possible, and it requires additional information about changes in the benefit obligations and the fair value of plan assets.

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and therefore was not used in preparing the Company's 1999 financial statements. Management is currently evaluating what, if any, additional adjustment or disclosure may be required when these statements are adopted in fiscal 2001.

3.  ACQUISITIONS OF BUSINESSES

    Effective June 28, 1999, the Company acquired selected assets and subsidiaries of Fracmaster Ltd. for total consideration of $78.4 million.

    This acquisition was accounted for using the purchase method of accounting. Accordingly, the results of Fracmaster Ltd.'s operations were included in the Company's statement of operations beginning July 1, 1999. The assets and liabilities of Fracmaster Ltd. have been recorded in the Company's statement of financial position at estimated fair market value of $78.4 million at September 30, 1999. The allocation of the purchase price may be summarized as follows (in millions):

Fair value of assets acquired(1)............................  $129.6
Debt assumed................................................    (1.7)
Liabilities assumed.........................................   (37.1)
Excess of fair value over cost..............................   (12.4)
                                                              ------
                                                              $ 78.4
                                                              ======

------------------------

(1) Includes cash acquired of $4.9 million.

    Pro forma financial information is not presented as this acquisition is not material to the Company's consolidated financial statements.

    OTHER: Effective September 30, 1998, the Company acquired the remaining 51% ownership of its previously unconsolidated joint venture in Bolivia for total consideration of $2.6 million in cash.

    Effective July 1, 1997, the Company acquired Top Tool Company, Inc. for a total cash outlay of $7.3 million, including transaction costs. Top Tool provides oilfield servicing tools to customers operating along the Louisiana Gulf Coast. The acquisition provides added capacity and tool expertise to the Company's downhole tool operations. The consolidated statement of operations includes operating results of the subsidiary acquired since the date of acquisition.

    Effective December 1, 1996, the Company acquired the remaining 51% ownership of its previously unconsolidated joint venture in Argentina, for total consideration of $13.5 million which was funded

                              BJ SERVICES COMPANY

3.  ACQUISITIONS OF BUSINESSES (CONTINUED)

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

4.  UNUSUAL CHARGES

    During the first two quarters of fiscal 1999, the Company recorded pretax unusual charges totaling $39.7 million ($26.0 million after tax, or $.36 per diluted share) to reflect changes in its operations as a result of the downturn in oilfield drilling activity. The components of the unusual charge are as follows (in thousands):

                                                                        BALANCE AT
                                                 1999      INCURRED   SEPTEMBER 30,
                                               PROVISION   TO DATE         1999
                                               ---------   --------   --------------
Asset impairments (noncash)..................   $23,051    $(23,051)
Severance and related benefits...............    12,798     (12,792)       $  6
Facility closures and other..................     3,846      (3,317)        529
                                                -------    --------        ----
                                                $39,695    $(39,160)       $535
                                                =======    ========        ====

    The asset impairment of $23.1 million primarily relates to certain equipment previously utilized in the Company's U.S. operations which will be sold or decommissioned and salvaged for spare parts. The severance and related benefits relate to the cost of the involuntary termination of approximately 1,100 employees worldwide. The Company had paid out substantially all severance benefits by the end of fiscal 1999. The facility closures and other costs primarily represent remaining lease obligations related to the closure of several locations in the oil producing regions of the U.S. and also one location in Latin America, and costs incurred during the first six months of fiscal 1999 for the relocation of equipment and personnel resulting from the closing of these facilities.

    During the fourth quarter of fiscal 1998, the Company recorded a pretax unusual charge of $26.6 million ($17.6 million after tax, or $.22 per diluted share) to reflect changes in its operations as a result of

                              BJ SERVICES COMPANY

4.  UNUSUAL CHARGES (CONTINUED)

the downturn in oilfield drilling activity. The components of the unusual charge are as follows (in thousands):

                                                              1998 PROVISION
                                                              --------------
Asset impairments (noncash).................................     $12,218
Severance and related benefits..............................       7,830
Bad debt expense (noncash)..................................       3,005
Facility closure(1).........................................       2,455
Other.......................................................       1,078
                                                                 -------
                                                                 $26,586
                                                                 =======

------------------------

(1) Includes $55 noncash impairment of facilities.

    The asset impairment losses of $12.2 million consist principally of the write-down of certain non-productive facilities and equipment in the U.S., and result from the evaluation of the Company's ability to recover asset costs given the downturn in oilfield drilling activity. The severance and related benefits costs relate to the involuntary termination of approximately 850 permanent and contracted personnel worldwide, substantially all of which had been notified as of September 30, 1998. The bad debt expense relates to the write-off of uncollectible receivables resulting from certain customers' inability to pay their obligations due to reduced production revenue as a result of the lower prices for oil and natural gas. The facility closure costs relate to the closing of certain marginal operating locations which were most impacted by the drilling downturn and also cancellation costs related to a proposed new office building. The other costs relate primarily to legal expenses resulting from the employee terminations and cancellation costs related to certain proposed equipment purchases. All expenditures for the 1998 provision were made as of September 30, 1999.

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

                              BJ SERVICES COMPANY

5.  EARNINGS PER SHARE (CONTINUED)

    The following table presents information necessary to calculate earnings per share for the three years ended September 30, 1999 (in thousands, except per share amounts):

                                                  1999       1998       1997
                                                --------   --------   --------
Net income (loss).............................  $(29,688)  $117,400   $107,906
Average common shares outstanding.............    70,789     74,482     76,868
                                                --------   --------   --------
Basic earnings (loss) per share...............  $   (.42)  $   1.58   $   1.40
                                                ========   ========   ========

Average common and dilutive potential common
  shares outstanding:
  Average common shares outstanding...........    70,789     74,482     76,868
  Assumed exercise of stock options...........     1,777      1,780      1,568
  Assumed exercise of warrants................     3,353      5,001      4,060
                                                --------   --------   --------
                                                  75,919(1)   81,263    82,496
                                                --------   --------   --------
Diluted earnings (loss) per share.............  $   (.42)  $   1.44   $   1.31
                                                ========   ========   ========

------------------------

(1) Antidilutive because the Company incurred a net loss in this period.

6.  LONG-TERM DEBT AND BANK CREDIT FACILITIES

    Long-term debt at September 30, 1999 and 1998 consisted of the following (in thousands):

                                                            1999       1998
                                                          --------   --------
Notes payable, banks....................................  $341,064   $157,135
7% Series B Notes due 2006, net of discount.............   124,517    124,441
Other...................................................     1,670        225
                                                          --------   --------
                                                           467,251    281,801
Less current maturities of long-term debt...............    44,487     39,932
                                                          --------   --------
Long-term debt..........................................  $422,764   $241,869
                                                          ========   ========

    The Company has a committed, unsecured bank credit facility (the "Bank Credit Facility") consisting of a six-year term loan of approximately $121.1 million (currently drawn partially in Canadian dollars under a provision which is renewable annually at the option of the banks), which is repayable in 22 quarterly installments that began in March 1997, and a five year U.S. $225.0 million revolving facility available through June 2001. Interest on outstanding borrowings is charged based on prevailing market rates. The Company is charged various fees in connection with the Bank Credit Facility, including a commitment fee based on the average daily unused portion of the commitment. Commitment fees under the Company's credit facilities were $155,000, $355,000, and $414,000 for 1999, 1998 and 1997, respectively. At September 30, 1999, borrowings outstanding under the Bank Credit Facility totaled $341.1 million, consisting of $121.1 million under the term loan and $220.0 million under the revolving loan. Principal reductions of term loans under the Bank Credit Facility are due in aggregate annual installments

                              BJ SERVICES COMPANY

6.  LONG-TERM DEBT AND BANK CREDIT FACILITIES (CONTINUED)

of $44.1 million, $44.1 million, and $32.9 million in the years ending September 30, 2000, 2001 and 2002, respectively.

    In addition to the committed facility, the Company had $202.0 million in various unsecured, discretionary lines of credit at September 30, 1999, which expire at various dates in 2000. There are no requirements for commitment fees or compensating balances in connection with these lines of credit. Interest on borrowings is based on prevailing market rates. At September 30, 1999, there were $106.0 million in outstanding borrowings under these lines of credit, consisting of $61.1 million in Canadian borrowings, $43.8 million in U.S. borrowings and $1.1 million in other currencies. At September 30, 1998, there were $184.9 million in outstanding borrowings under these lines of credit. The weighted average interest rates on short-term borrowings outstanding as of September 30, 1999 and 1998 were 5.6% and 6.1%, respectively.

    The Company has issued and outstanding $125.0 million of unsecured 7% Notes due 2006. The net proceeds from the issuance of the 7% Notes ($123.3 million) in August 1996 were used by the Company to repay indebtedness outstanding under the term loan portion of the Company's then existing bank credit facility.

    At September 30, 1999, the Company had outstanding letters of credit and performance related bonds totaling $18.6 million and $33.3 million, respectively. The letters of credit are issued to guarantee various trade activities.

    The Company's debt agreements contain various customary covenants including maintenance of certain profitability and solvency ratios and restrictions on dividend payments, as defined in the Bank Credit Facility, none of which materially restrict the Company's activities.

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

    The fair value of financial instruments which differed from their carrying value at September 30, 1999 and 1998 was as follows (in thousands):

                                              1999                    1998
                                      ---------------------   ---------------------
                                      CARRYING                CARRYING
                                       AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                      --------   ----------   --------   ----------
7.0% Series B Notes.................  $124,517    $121,936    $124,441    $128,439

                              BJ SERVICES COMPANY

8.  INCOME TAXES

    The geographical sources of income (loss) before income taxes for the three years ended September 30, 1999 were as follows (in thousands):

                                                  1999       1998       1997
                                                --------   --------   --------
United States.................................  $(67,887)  $ 72,120   $ 70,638
Foreign.......................................    22,978     99,934     83,730
                                                --------   --------   --------
Income (loss) before income taxes.............  $(44,909)  $172,054   $154,368
                                                ========   ========   ========

    The provision (benefit) for income taxes for the three years ended September 30, 1999 is summarized below (in thousands):

                                                    1999       1998       1997
                                                  --------   --------   --------
Current:
  United States.................................             $   379
  Foreign.......................................  $ 17,645    22,849    $17,698
                                                  --------   -------    -------
    Total current...............................    17,645    23,228     17,698
Deferred:
  United States.................................   (26,501)   28,353     18,312
  Foreign.......................................    (6,365)    3,073     10,452
                                                  --------   -------    -------
    Total deferred..............................   (32,866)   31,426     28,764
                                                  --------   -------    -------
Income tax (benefit) expense....................  $(15,221)  $54,654    $46,462
                                                  ========   =======    =======

    The consolidated effective income tax rates (as a percent of income before income taxes) for the three years ended September 30, 1999 varied from the United States statutory income tax rate for the reasons set forth below:

                                                       1999          1998          1997
                                                     --------      --------      --------
Statutory rate.....................................   (35.0)%        35.0%         35.0%
Foreign earnings at varying rates..................   (10.4)         (7.2)         (3.1)
Amortization of excess tax basis over book
  resulting from separation from former parent.....                                (6.6)
Changes in tax laws and tax rates..................                                  .3
Foreign income recognized domestically.............    (4.8)           .6            .9
Goodwill amortization..............................    10.5           2.8           3.4
Nondeductible expenses.............................     5.6            .8            .7
Other--net.........................................      .2           (.2)          (.5)
                                                      -----         -----         -----
                                                      (33.9)%        31.8%         30.1%
                                                      =====         =====         =====

    Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions in which the Company has operations. Generally, deferred tax assets and

                              BJ SERVICES COMPANY

8.  INCOME TAXES (CONTINUED)

liabilities are classified as current or noncurrent according to the classification of the related asset or liability for financial reporting. The estimated deferred tax effect of temporary differences and carryforwards as of September 30, 1999 and 1998 were as follows (in thousands):

                                                            1999       1998
                                                          --------   --------
Assets:
  Expenses accrued for financial reporting purposes, not
    yet deducted for tax................................  $ 50,590   $ 48,226
  Net operating loss carryforwards......................   233,314    202,627
  Valuation allowance...................................   (34,920)   (25,300)
                                                          --------   --------
    Total deferred tax asset............................   248,984    225,553

Liabilities:
  Differences in depreciable basis of property..........   (33,723)   (47,564)
  Income accrued for financial reporting purposes, not
    yet reported for tax................................    (4,397)    (3,079)
                                                          --------   --------
    Total deferred tax liability........................   (38,120)   (50,643)
                                                          --------   --------
Net deferred tax asset..................................  $210,864   $174,910
                                                          ========   ========

    At September 30, 1999, the Company had approximately $537 million of U.S. tax net operating loss carryforwards expiring in varying amounts between 2000 and 2011. The Company also had approximately $79 million of foreign tax net operating loss carryforwards and approximately $10 million of foreign investment tax credit carryforwards as of September 30, 1999. Of the foreign tax net operating loss carryforwards, approximately $40 million is not subject to an annual limitation and will carryforward indefinitely. The foreign investment tax credit carryforward and the remaining loss carryforward, if not used, will expire in varying amounts beginning in 2000. The potential impact of the expiration of net operating loss and investment tax credit carryforwards has been reflected in the deferred tax asset valuation allowance balance as of September 30, 1999 and 1998. The increase in the deferred tax valuation allowance from 1998 to 1999 reflects the calculable portion of the gross tax asset recorded with respect to the Fracmaster acquisition that the Company believes may not be realized. Any subsequent decrease in the deferred tax valuation allowance will be recorded as a reduction to goodwill.

    The Company does not provide federal income taxes on the undistributed earnings of its foreign subsidiaries that the Company considers to be permanently reinvested in foreign operations. The cumulative amount of such undistributed earnings was approximately $395 million at September 30, 1999.

9.  SEGMENT INFORMATION

    The Company has three business segments: U.S./Mexico Pressure Pumping, International Pressure Pumping and Other Oilfield Services. The U.S./Mexico Pressure Pumping Services segment includes cementing services and stimulation services (consisting of fracturing, acidizing, sand control, nitrogen, coiled tubing and downhole tools services) which are provided throughout the United States and Mexico. The International Pressure Pumping Services segment also includes cementing and stimulation services which are provided to over 40 countries in the major international oil and natural gas producing areas of Latin America, Europe, Africa, Southeast Asia, Canada and the Middle East. The Other Oilfield Services

                              BJ SERVICES COMPANY

9.  SEGMENT INFORMATION (CONTINUED)

segment consists of specialty chemicals, tubular services and process and pipeline services, both throughout the U.S. and internationally.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its operating segments based on operating income excluding goodwill amortization and unusual charges. Intersegment sales and transfers are not significant.

    Summarized financial information concerning the Company's segments is shown in the following table. The "Corporate" column includes corporate general and administrative expenses, goodwill amortization, unusual charges, interest expense and other income and expense items not allocated to reportable segments.

BUSINESS SEGMENTS

                                        U.S./MEXICO   INTERNATIONAL    OTHER
                                         PRESSURE       PRESSURE      OILFIELD
                                          PUMPING        PUMPING      SERVICES   CORPORATE     TOTAL
                                        -----------   -------------   --------   ---------   ----------
                                                                (IN THOUSANDS)
1999
Revenues..............................    $453,912      $505,613      $171,184   $    625    $1,131,334
Operating income (loss)...............      (3,889)       39,791        18,973    (69,640)      (14,765)
Identifiable assets...................     394,824       584,936       122,121    722,883     1,824,764
Capital expenditures..................      42,460        36,515        12,607     18,984       110,566
Depreciation and amortization.........      36,532        44,951        10,677      7,640        99,800

1998
Revenues..............................    $726,729      $612,672      $185,329   $  2,738    $1,527,468
Operating income......................     117,604        97,494        27,611    (44,946)      197,763
Identifiable assets...................     407,761       530,848       123,613    681,479     1,743,701
Capital expenditures..................      58,070        89,924        14,853      5,114       167,961
Depreciation and amortization.........      34,280        40,822        10,145      6,250        91,497

1997
Revenues..............................    $719,028      $585,334      $161,536   $    675    $1,466,573
Operating income......................     107,539        77,242        23,248    (25,622)      182,407
Identifiable assets...................     425,901       494,468       108,500    697,899     1,726,768
Capital expenditures..................      38,341        52,292        10,127      1,438       102,198
Depreciation and amortization.........      32,815        34,795         8,856     13,910        90,376

                              BJ SERVICES COMPANY

9.  SEGMENT INFORMATION (CONTINUED)

GEOGRAPHIC INFORMATION

                                                                    LONG-LIVED
                                                        REVENUES      ASSETS
                                                       ----------   ----------
                                                           (IN THOUSANDS)
1999
United States........................................  $  488,566   $  769,492
Canada...............................................     118,996      114,159
Other foreign countries..............................     523,772      300,376
                                                       ----------   ----------
  Consolidated total.................................  $1,131,334   $1,184,027
                                                       ==========   ==========

1998
United States........................................  $  779,715   $  780,029
Canada...............................................     153,611       68,582
Other foreign countries..............................     594,142      272,130
                                                       ----------   ----------
  Consolidated total.................................  $1,527,468   $1,120,741
                                                       ==========   ==========

1997
United States........................................  $  770,075   $  769,448
Canada...............................................     179,869       68,663
Other foreign countries..............................     516,629      230,837
                                                       ----------   ----------
  Consolidated total.................................  $1,466,573   $1,068,948
                                                       ==========   ==========

REVENUES BY PRODUCT LINE

                                              1999         1998         1997
                                           ----------   ----------   ----------
                                                      (IN THOUSANDS)
Cementing................................  $  356,762   $  499,789   $  484,375
Stimulation..............................     577,077      797,578      757,642
Other....................................     197,495      230,101      224,556
                                           ----------   ----------   ----------
  Total revenue..........................  $1,131,334   $1,527,468   $1,466,573
                                           ==========   ==========   ==========

10.  EMPLOYEE BENEFIT PLANS

    The Company administers a thrift plan whereby eligible employees elect to contribute from 2% to 12% of their base salaries to an employee benefit trust. Employee contributions are matched by the Company at the rate of $.50 per $1.00 up to 6% of the employee's base salary. In addition, the Company contributes between 2% and 5% of each employee's base salary depending on their age as of January 1 each year as a base contribution. Company matching contributions vest immediately while base contributions become fully vested after five years of employment. The Company's contributions to these thrift plans amounted to $7,365,000, $7,916,000 and $6,887,000 in 1999, 1998 and 1997, respectively.

                              BJ SERVICES COMPANY

10.  EMPLOYEE BENEFIT PLANS (CONTINUED)

    The Company's Canadian employees formerly employed by Fracmaster Ltd. (See
Note 3) are currently covered under a registered retirement savings plan whereby eligible employees elect to contribute from 1% to 5% of their salary based on years of service. In addition, the Company also contributes from 4% to 6% of the employee's base salary based on years of service beginning after the first year, for those employees participating in the plan. The Company contributions vest immediately. During the fiscal year ended September 30, 1999, the Company contributed approximately $227,000 to the plan. Management is in the process of developing a unified plan for all Canadian employees.

    The Company's U.S. employees formerly employed by The Western Company of North America ("Western") with at least one year of service are covered under a defined benefit pension plan as a carryover from the Western acquisition. Pension benefits are based on years of service and average compensation for each employee's five consecutive highest paid years during the last ten years worked. Benefits under the Western plan were frozen effective December 31, 1995, at which time all earned benefits were vested. Management has not yet made a decision on whether to terminate the plan and therefore will fund the amounts necessary to meet minimum funding requirements under the Employees' Retirement Income Security Act, as amended. The funded status of this plan at September 30, 1999 and 1998 was as follows (in thousands):

                                                              1999       1998
                                                            --------   --------
Vested benefit obligation.................................  $53,383    $56,577
                                                            =======    =======

Accumulated benefit obligation............................  $53,383    $56,577
Plan assets at fair value.................................   48,970     47,377
                                                            -------    -------
Benefit obligation in excess of plan assets...............    4,413      9,200
Unrecognized loss.........................................   (4,440)    (9,194)
Adjustment required to recognize minimum liability........    4,440      9,194
                                                            -------    -------
Net pension liability.....................................  $ 4,413    $ 9,200
                                                            =======    =======

    The following provides a reconciliation of the benefit obligation and plan assets:

                                                              1999       1998
                                                            --------   --------
CHANGE IN BENEFIT OBLIGATION
Defined benefit plan obligation, beginning of year........  $56,577    $50,847
Interest cost.............................................    3,589      3,571
Actuarial (gain)/loss.....................................   (3,617)     4,866
Benefits paid from plan assets............................   (3,166)    (2,707)
                                                            -------    -------
Defined benefit plan obligation, end of year..............  $53,383    $56,577
                                                            =======    =======

                              BJ SERVICES COMPANY

10.  EMPLOYEE BENEFIT PLANS (CONTINUED)

                                                              1999       1998
                                                            --------   --------
CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year..............  $47,377    $46,285
Company contributions.....................................                 927
Actual return on plan assets..............................    4,759      2,872
Benefits paid from plan assets............................   (3,166)    (2,707)
                                                            -------    -------
Fair value of plan assets, end of year....................  $48,970    $47,377
                                                            =======    =======

    Pursuant to the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," the Company recorded in other noncurrent liabilities a minimum pension liability adjustment of $4.4 million and $9.2 million as of September 30, 1999 and 1998, respectively, representing the amount by which the accumulated benefit obligation exceeded the fair value of plan assets. As there were no previously unrecognized prior service costs at September 30, 1999 and 1998, the full amount of the adjustments, net of related deferred tax benefit, were recorded as a reduction of stockholders' equity. See
Note 12 for disclosure of the amounts included in other comprehensive income.

    Assumptions used in accounting for the Company's U.S. defined benefit plan were as follows:

                                                         1999          1998          1997
                                                       --------      --------      --------
Weighted-average discount rate.......................    7.25%         6.50%         7.25%
Weighted-average expected long-term rate of return on
  assets.............................................    9.00%         9.00%         9.00%

    Costs for each of the three years ended September 30, 1999 for the Company's U.S. defined benefit plan were as follows (in thousands):

                                                      1999       1998       1997
                                                    --------   --------   --------
Interest cost on projected benefit obligation.....  $ 3,589    $ 3,571    $ 3,537
Expected return on plan assets....................   (4,759)    (2,872)    (7,779)
Net amortization and deferral.....................    1,137     (1,172)     4,452
                                                    -------    -------    -------
Net pension cost (benefit)........................  $   (33)   $  (473)   $   210
                                                    =======    =======    =======

    In addition, the Company sponsors defined benefit plans for foreign operations which cover substantially all employees in Canada and the United Kingdom. The Company also sponsored a defined benefit plan in Venezuela. During fiscal year 1998, a new labor law was enacted in Venezuela which resulted in termination of the plan. The new labor law in essence prospectively requires employers to fund stipulated amounts based on employees' salaries into a trust fund. After making the contribution, the Company has no further obligation. Therefore, no obligation is included for Venezuela as of September 30, 1999 and

                              BJ SERVICES COMPANY

10.  EMPLOYEE BENEFIT PLANS (CONTINUED)

1998. The funded status of the Company's international plans at September 30, 1999 and 1998 was as follows (in thousands):

                                                              1999       1998
                                                            --------   --------
Actuarial present value of:
  Vested benefit obligation...............................  $53,998    $50,451
                                                            =======    =======
  Accumulated benefit obligation..........................  $55,327    $51,922
                                                            =======    =======
Projected benefit obligation..............................  $61,519    $58,667
Plan assets at fair value.................................   65,311     52,668
                                                            -------    -------
Plan assets in (excess of) less than projected benefit
  obligation..............................................   (3,792)     5,999
Unrecognized gain (loss)..................................    5,344     (6,002)
Unrecognized transition asset, net of amortization........       26         29
Unrecognized prior service cost...........................     (170)      (200)
                                                            -------    -------
Net pension (asset) liability.............................  $ 1,408    $  (174)
                                                            =======    =======

    The following provides a reconciliation of the benefit obligation and plan assets of the Company's international defined benefit plans (in thousands):

                                                              1999       1998
                                                            --------   --------
CHANGE IN BENEFIT OBLIGATION
Defined benefit obligation, beginning of year.............  $58,667    $57,903
Service cost..............................................    5,478      5,492
Interest cost.............................................    3,860      4,112
Actuarial (gain)/loss.....................................   (3,894)     1,156
Benefits paid from plan assets............................   (3,658)    (2,429)
Contributions by plan participants........................    1,045        973
Settlement................................................              (1,816)
Curtailment of plan.......................................              (5,696)
Foreign currency exchange rate change.....................       21     (1,028)
                                                            -------    -------
Defined benefit obligation, end of year...................  $61,519    $58,667
                                                            =======    =======

                                                              1999       1998
                                                            --------   --------
CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year..............  $52,668    $54,599
Actual return on plan assets..............................   11,286     (3,357)
Company contributions.....................................    2,783      3,224
Contributions by plan participants........................    1,981      1,775
Benefits paid from plan assets............................   (3,658)    (2,429)
Foreign currency exchange rate change.....................      251     (1,144)
                                                            -------    -------
Fair value of plan assets, end of year....................  $65,311    $52,668
                                                            =======    =======

                              BJ SERVICES COMPANY

10.  EMPLOYEE BENEFIT PLANS (CONTINUED)

    Assumptions used in accounting for the Company's international defined benefit pension plans were as follows:

Weighted-average discount rate..............................  6-7%
Weighted-average rate of increase in future compensation....  2-5%
Weighted-average expected long-term rate of return on
  assets....................................................  2-9%

    Combined costs for the Company's international defined benefit plans for the three years ended September 30, 1999 were as follows (in thousands):

                                                    1999       1998       1997
                                                  --------   --------   --------
Net periodic foreign pension cost:
  Service cost for benefits earned..............  $  5,478   $ 5,492    $  4,687
  Interest cost on projected benefit
    obligation..................................     3,860     4,112       4,238
  Expected return on plan assets................   (11,387)    3,335     (12,846)
  Net amortization and deferral.................     7,309    (7,615)      9,005
                                                  --------   -------    --------
Net pension cost................................  $  5,260   $ 5,324    $  5,084
                                                  ========   =======    ========

    In addition, the Company expensed $780,000 and $910,000 during 1999 and 1998, respectively, relating to the settlement of the pension liability resulting from the enactment of the new labor law in Venezuela.

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

                              BJ SERVICES COMPANY

10.  EMPLOYEE BENEFIT PLANS (CONTINUED)

    Net periodic postretirement benefit costs for the three years ended September 30, 1999 included the following components (in thousands):

                                                        1999       1998       1997
                                                      --------   --------   --------
Service cost for benefits attributed to service
  during the period.................................   $1,786     $1,563     $1,388
Interest cost on accumulated postretirement benefit
  obligation........................................    1,532      1,513      1,532
Amortization of prior service costs.................     (894)      (894)      (894)
Amortization of cumulative unrecognized net gain....                 (65)
                                                       ------     ------     ------
Net periodic postretirement benefit cost............   $2,424     $2,117     $2,026
                                                       ======     ======     ======

    The actuarial and recorded liabilities for these postretirement benefits were as follows at September 30, 1999 and 1998 (in thousands):

                                                              1999       1998
                                                            --------   --------
Accumulated postretirement benefit obligation:
  Retirees................................................  $ 7,683    $ 6,650
  Fully eligible active plan participants.................    2,155      2,494
  Other active plan participants..........................   13,864     15,873
                                                            -------    -------
                                                             23,702     25,017
Unrecognized cumulative net gain..........................    5,631      1,842
Unrecognized prior service cost...........................      599      1,494
                                                            -------    -------
Accrued postretirement benefit liability..................  $29,932    $28,353
                                                            =======    =======

    The following provides a reconciliation of the benefit obligation and plan assets (in thousands):

                                                              1999       1998
                                                            --------   --------
CHANGE IN BENEFIT OBLIGATION
Postretirement benefit obligation, beginning of year......  $25,017    $22,137
Service cost..............................................    1,786      1,563
Interest cost.............................................    1,532      1,513
Actuarial (gain)/loss.....................................   (3,787)       797
Benefits paid.............................................     (846)      (993)
                                                            -------    -------
Postretirement benefit obligation, end of year............  $23,702    $25,017
                                                            =======    =======

    The accumulated postretirement benefit obligation at September 30, 1999 and 1998 was determined using a discount rate of 7.25% and 6.25%, respectively, and a health care cost trend rate of 4%, reflecting the cap discussed above. Increasing the assumed health care cost trend rates by one percentage point would not have a material impact on the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost because these benefits are effectively capped by the Company.

                              BJ SERVICES COMPANY

11.  COMMITMENTS AND CONTINGENCIES

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

    Federal, state and local laws and regulations govern the Company's operation of underground fuel storage tanks. Rather than incur additional costs to restore and upgrade tanks as required by regulations, management has opted to remove the existing tanks. The Company has completed the removal of these tanks and has remedial cleanups in progress related to the tank removals. In addition, the Company is conducting a number of environmental investigations and remedial actions at current and former company locations and, along with other companies, has been named a potentially responsible party at five waste disposal sites. The Company has established an accrual of approximately $6 million for such environmental matters which management believes to be its best estimate of the Company's portion of future costs to be incurred. The Company also maintains insurance for environmental liabilities which the Company believes is reasonable based on its knowledge of its industry.

    In 1997, the Company completed a transaction involving the transfer of certain pumping service equipment assets. The Company received $100.0 million which was used to pay outstanding bank debt. The equipment will be used to provide services to the Company's customers for which the Company will pay a service fee over a period of at least eight, but not more than fourteen years. The transaction generated a deferred gain for book purposes of approximately $38 million which will be amortized over twelve years. The balance of the deferred gain was $28.3 million and $33.4 million as of September 30, 1999 and 1998, respectively.

    LEASE AND OTHER LONG-TERM COMMITMENTS: At September 30, 1999, the Company had long-term operating leases and service fee commitments covering certain facilities and equipment, as well as other long-term commitments, with varying expiration dates. Minimum annual commitments for the years ended September 30, 2000, 2001, 2002, 2003 and 2004 are $36,162,000, $32,968,000, $27,152,000,
$20,930,000 and $19,927,000 respectively, and $71,100,000 in the aggregate thereafter.

                              BJ SERVICES COMPANY

12.  SUPPLEMENTAL FINANCIAL INFORMATION

    Supplemental financial information for the three years ended September 30, 1999 is as follows (in thousands):

                                                     1999       1998       1997
                                                   --------   --------   --------
Consolidated Statement of Operations:
  Research and development expense...............  $10,573    $11,908    $ 9,904
  Rent expense...................................   46,871     46,153     26,576
  Net foreign exchange gain (loss)...............     (103)      (214)       148
Consolidated Statement of Cash Flows:
  Income taxes paid..............................  $15,571    $23,953    $20,387
  Interest paid..................................   31,835     25,595     30,407
  Details of acquisitions:
    Fair value of assets acquired................  112,276      3,855      5,366
    Liabilities assumed..........................   38,834      2,949      9,600
    Goodwill.....................................               1,553     25,044
    Cash paid for acquisitions, net of cash
      acquired...................................   73,442      2,459     20,810

    Other income (expense)--net for the three years ended September 30, 1999 is summarized as follows (in thousands):

                                                      1999       1998       1997
                                                    --------   --------   --------
Rental income.....................................  $   114    $   384     $  349
Gain on Argentine bonds...........................                            276
Income from equity method investments.............      145        234        246
Royalty income....................................      157        495        213
Gain (loss) on sales of assets--net...............     (147)       (89)       169
Minority interest.................................   (2,585)    (3,206)      (805)
Non-operating net foreign exchange gain...........       35      1,110
Dividend income...................................    2,197                    20
Other--net........................................      697        300      1,259
                                                    -------    -------     ------
Other income (expense)--net.......................  $   613    $  (772)    $1,727
                                                    =======    =======     ======

                              BJ SERVICES COMPANY

12.  SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

    Accumulated other comprehensive income consists of the following (in thousands):

                                           MINIMUM PENSION   CUMULATIVE
                                              LIABILITY      TRANSLATION
                                             ADJUSTMENT      ADJUSTMENT     TOTAL
                                           ---------------   -----------   --------
Balance, September 30, 1996..............                      $(1,623)    $(1,623)
Changes..................................      $(2,051)          2,163         112
                                               -------         -------     -------
Balance, September 30, 1997..............       (2,051)            540      (1,511)
Changes..................................       (3,925)         12,855       8,930
                                               -------         -------     -------
Balance, September 30, 1998..............       (5,976)         13,395       7,419
Changes..................................        3,090          (5,585)     (2,495)
                                               -------         -------     -------
Balance, September 30, 1999..............      $(2,886)        $ 7,810     $ 4,924
                                               =======         =======     =======

    The tax effects allocated to each component of other comprehensive income may be summarized as follows (in thousands):

                                              BEFORE-TAX   TAX (EXPENSE)   NET-OF-TAX
                                                AMOUNT        BENEFIT        AMOUNT
                                              ----------   -------------   ----------
Year Ended September 30, 1997:
  Foreign currency translation adjustment...    $ 2,163                      $ 2,163
  Minimum pension liability adjustment......     (3,156)      $ 1,105         (2,051)
                                                -------       -------        -------
  Other comprehensive income................    $  (993)      $ 1,105        $   112
                                                =======       =======        =======

Year Ended September 30, 1998:
  Foreign currency translation adjustment...    $12,855                      $12,855
  Minimum pension liability adjustment......     (6,038)      $ 2,113         (3,925)
                                                -------       -------        -------
  Other comprehensive income................    $ 6,817       $ 2,113        $ 8,930
                                                =======       =======        =======

Year Ended September 30, 1999:
  Foreign currency translation adjustment...    $(5,585)                     $(5,585)
  Minimum pension liability adjustment......      4,754       $(1,664)         3,090
                                                -------       -------        -------
  Other comprehensive income................    $  (831)      $(1,664)       $(2,495)
                                                =======       =======        =======

13.  EMPLOYEE STOCK PLANS

    STOCK OPTION PLANS: The Company's 1990 Stock Incentive Plan, 1995 Incentive Plan and 1997 Incentive Plan (the "Plans") provide for the granting of options for the purchase of the Company's common stock ("Common Stock") and other performance based awards to officers, key employees and nonemployee directors of the Company. Such options vest over a three or four-year period and are exercisable for periods ranging from one to ten years. The options granted in December 1996 also had an acceleration clause which provided that such options would vest immediately if the closing price of the Common Stock reached $37.50. On October 1, 1997, the Company's Common Stock closed at $37.53 and all options granted on December 12, 1996 became vested in full. An aggregate of 9,000,000 shares of

                              BJ SERVICES COMPANY

13.  EMPLOYEE STOCK PLANS (CONTINUED)

Common Stock have been reserved for grants, of which 1,858,717 were available for future grants at September 30, 1999.

    A summary of the status of the Company's stock option activity, and related information for the years ended September 30, 1999, 1998 and 1997 is presented below (in thousands, except per share prices):

                                              1999                       1998                       1997
                                    ------------------------   ------------------------   ------------------------
                                               WEIGHTED-AVG.              WEIGHTED-AVG.              WEIGHTED-AVG.
                                                 EXERCISE                   EXERCISE                   EXERCISE-
                                     SHARES        PRICE        SHARES        PRICE        SHARES        PRICE
                                    --------   -------------   --------   -------------   --------   -------------
Outstanding at beginning of
  year............................   2,888        $16.64        2,582        $13.14        2,772        $10.37
Granted...........................   2,023         14.73          503         35.22          558         23.14
Exercised.........................    (468)        10.78         (164)        16.92         (718)        10.04
Forfeited.........................     (55)        18.01          (33)        30.31          (30)        17.22
                                     -----                      -----                      -----
Outstanding at end of year........   4,388         16.36        2,888         16.64        2,582         13.14
                                     =====                      =====                      =====
Options exercisable at year-end...   2,143        $15.41        2,260        $12.94        1,968        $12.93
Weighted-average fair value of
  options granted during the
  year............................                $11.16                     $26.30                     $12.28

    The following table summarizes information about stock options outstanding as of September 30, 1999 (in thousands, except per share prices):

                                                     OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                         -------------------------------------------   ------------------------
                                                     WEIGHTED-AVG.     WEIGHTED-AVG.              WEIGHTED-AVG.
                                                       REMAINING         EXERCISE                   EXERCISE
RANGE OF EXERCISE PRICE                   SHARES    CONTRACTUAL LIFE       PRICE        SHARES        PRICE
-----------------------                  --------   ----------------   -------------   --------   -------------
$6.00 to 10.78.........................     969           4.8              $8.95          969        $ 8.95
10.79 to 21.56.........................   2,479           8.4              14.12          583         13.95
21.57 to 35.93.........................     940           7.2              29.88          591         27.44
                                          -----                                         -----
                                          4,388           7.4              16.36        2,143         15.41
                                          =====                                         =====

    SFAS 123 encourages, but does not require, companies to record compensation cost for employee stock-based compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes model or the binomial model. Because of the inexact and subjective nature of deriving stock option values using these methods, the Company has adopted the disclosure-only provisions of SFAS 123 and continues to account for stock-based compensation as it has in the past using the intrinsic value method prescribed in APB 25. Accordingly, no compensation expense has been recognized for the Company's employee stock option plans. Had compensation cost for the Company's employee stock option plans been determined based on the fair value at the grant date for awards issued in 1999, 1998 and 1997 consistent with the provisions of SFAS 123, the Company's net earnings and diluted earnings per share would have been reduced by $6.0 million or $.08 per share, $4.4 million or $.05 per share and $5.1 million or $.07 per share in 1999, 1998 and 1997, respectively. As this calculation does not consider the effect of awards issued prior to 1996, it may not be representative of the effects on pro forma net income in future

                              BJ SERVICES COMPANY

13.  EMPLOYEE STOCK PLANS (CONTINUED)

years. The pro forma fair value of options at the date of grant was estimated using the Black-Scholes model and the following assumptions:

                                                   1999          1998          1997
                                                 --------      --------      --------
Expected life (years)..........................      7.9           7.7           7.6
Interest rate..................................      6.2%          4.9%          5.8%
Volatility.....................................     65.4%         66.2%         37.4%
Dividend yield.................................        0             0             0

Weighted-average fair value per share at grant
  date.........................................   $11.16        $26.30        $12.28

    STOCK PURCHASE PLAN: The Company's 1990 Employee Stock Purchase Plan and the Company's 1999 Employee Stock Purchase Plan (together, the "Purchase Plan") are plans under which all employees may purchase shares of the Common Stock at 85% of market value on the first or last business day of the twelve-month plan period beginning each October, whichever is lower. Such purchases are limited to 10% of the employee's regular pay. A maximum aggregate of 4,500,000 shares has been reserved under the Purchase Plan, 3,567,636 of which were available for future purchase at September 30, 1999. In October 1999, 347,316 shares were purchased at $13.81 per share and in October 1998, 131,435 shares were purchased at $15.04 per share. Had compensation cost for the Company's stock purchase plan been determined consistent with the provisions of SFAS 123, the Company's net earnings and diluted earnings per share would have been reduced by $1.4 million or $.02 per share, $.6 million or $.01 per share and $.6 million or $.01 per share in 1999, 1998 and 1997, respectively. The pro forma value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions; no dividend yield; an expected life of 1 year; expected volatility of 65.4% in 1999, 66.2% in 1998 and 37.4% in 1997; and a risk free interest rate of 4.99% in 1999, 4.68% in 1998 and 5.8% in 1997. The weighted-average fair value per share of these purchase rights granted in 1999, 1998 and 1997 was $6.23, $6.81 and $10.79, respectively.

    STOCK INCENTIVE PLAN: Pursuant to the terms of the 1990 Stock Incentive Plan, during 1993 through 1997 the Company also issued a total of 632,932 Performance Units ("Units") to officers of the Company. Each Unit represents the right to receive from the Company at the end of a stipulated period one unrestricted share of Common Stock, contingent upon achievement of certain financial performance goals over the stipulated period. Should the Company fail to achieve the specific financial goals as set by the Executive Compensation Committee of the Board of Directors, the Units are canceled and the related shares revert to the Company for reissuance under the plan. The aggregate fair market value of the underlying shares granted under this plan is considered unearned compensation at the time of grant and is adjusted annually based on the current market price for the Common Stock. Compensation expense is determined based on management's current estimate of the likelihood of meeting the specific financial goals and charged ratably over the stipulated period. On October 12, 1998, the Executive Compensation Committee of the Board of Directors reviewed the Company's performance for the three-year period ending September 30, 1998 for purposes of determining the performance criteria achievement level for the Unit awards made in November 1995. Based on various performance factors including comparison of the Company's stock price to the peer group established at the time of grant (which has changed significantly due to mergers and acquisitions in the oilfield sector), earnings growth, return on equity growth and return on assets growth, the Compensation Committee decided that the 1995 Units should vest at the level of 66% of the maximum level. Therefore, a total of 137,353 Units were converted into Common Stock and issued to officers, 11,287 Units were deferred for later issuance and 76,572 Units were cancelled. As of

                              BJ SERVICES COMPANY

13.  EMPLOYEE STOCK PLANS (CONTINUED)

September 30, 1999 there were 81,913 Units outstanding. On November 23, 1999, the Executive Compensation Committee of the Board of Directors reviewed the Company's performance for the three-year period ending September 30, 1999 and determined that the highest level of performance criteria was achieved for the Unit awards made in December 1996. Therefore, a total of 40,924 Units were converted into Common Stock and issued to officers.

14.  STOCKHOLDERS' EQUITY

    STOCKHOLDER RIGHTS PLAN: The Company has a Stockholder Rights Plan (the "Rights Plan") designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. Under this plan, each outstanding share of the Common Stock includes one preferred share purchase right ("Right") which becomes exercisable under certain circumstances, including when beneficial ownership of the Common Stock by any person, or group, equals or exceeds 15% of the Company's outstanding Common Stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $150, subject to adjustment under certain circumstances. Upon the occurrence of certain events specified in the Rights Plan, each holder of a Right (other than an Acquiring Person) will have the right, upon exercise of such Right, to receive that number of shares of common stock of the Company (or the surviving corporation) that, at the time of such transaction, would have a market price of two times the purchase price of the Right. No shares of Series A Junior Participating Preferred Stock have been issued by the Company at September 30, 1999. The Rights were proportionately adjusted as of the stock split record date to reflect the effect of the February 1998 stock split.

    STOCK PURCHASE WARRANTS: In connection with the acquisition of Western in 1995, the Company issued 4,800,037 stock purchase warrants ("Warrants"). The Warrants were issued on April 14, 1995 at an initial value of $5.00 per Warrant. Subsequent to the February 1998 stock split, each Warrant represents the right to purchase two shares of the Common Stock at an exercise price of $15 per share, until the expiration date of April 13, 2000. As of September 30, 1999, 4,923 Warrants had been exercised.

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

    TREASURY STOCK: In December 1997, the Board of Directors approved a share repurchase program authorizing purchases up to $150 million of Common Stock at the discretion of the Company's management. In May 1998, the Board approved an increase in the authorized amount up to $300 million. Under this program, the Company repurchased 5,996,400 shares at a cost of $196.6 million during fiscal 1998 and no shares during fiscal 1999. In October 1999, the Company reissued 4,027,972 shares of treasury stock through a private placement with certain financial institutions. The proceeds from the private placement of $144.0 million were used to pay down outstanding debt. The Company has also entered into privately negotiated option agreements pursuant to which it currently intends to repurchase an equivalent number of shares in April 2000 for a total of $149.0 million.

                              BJ SERVICES COMPANY

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                        FIRST         SECOND        THIRD      FOURTH       FISCAL YEAR
                                       QUARTER       QUARTER       QUARTER    QUARTER          TOTAL
                                       --------      --------      --------   --------      -----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Fiscal Year 1999:
Revenue..............................  $294,435      $269,601      $253,093   $314,205      $1,131,334
Gross profit(1)......................    44,632        37,239        11,524     44,390         137,785
Net income (loss)....................    (7,026)(2)   (11,387)(3)   (16,095)     4,820         (29,688)
Earnings (loss) per share:
  Basic..............................      (.10)         (.16)         (.23)       .07            (.42)
  Diluted............................      (.10)         (.16)         (.23)       .06            (.42)

Fiscal Year 1998:
Revenue..............................  $415,360      $395,602      $365,343   $351,163      $1,527,468
Gross profit(1)......................   102,937        95,575        81,815     63,923         344,250
Net income...........................    44,077        38,606        32,871      1,846(4)      117,400
Earnings per share:
  Basic..............................       .57           .51           .44        .03            1.58
  Diluted............................       .52           .47           .41        .02            1.44

------------------------

(1) Represents revenue less cost of sales and services and research and engineering expenses.

(2) Includes $21.6 million ($14.0 million after tax, or $.19 per diluted share) unusual charge resulting from the restructuring of worldwide operations due to the downturn in oilfield drilling activity. See Note 4.

(3) Includes $18.1 million ($12.1 million after tax, or $.17 per diluted share) unusual charge resulting from the restructuring of worldwide operations due to the downturn in oilfield drilling activity. See Note 4.

(4) Includes $26.6 million ($17.6 million after tax, $.22 per diluted share) unusual charge resulting from the restructuring of worldwide operations due to the downturn in oilfield drilling activity. See Note 4.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning the directors of the Company is set forth in the section entitled "Election of Directors" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 28, 1999 which section is incorporated herein by reference. For information regarding executive officers of the Company, see page 11 hereof. Information concerning compliance with Section 16(a) of the Exchange Act is set forth in the section entitled "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 27, 2000, which section is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Information for this item is set forth in the sections entitled "Executive Compensation" and "Severance Agreements" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 27, 2000, which sections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information for this item is set forth in the sections entitled "Voting Securities" and "Election of Directors" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 27, 2000, which sections are incorporated herein by reference.

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

                                                              PAGE IN THIS
                                                                FORM 10-K
                                                              -------------
Report of Independent Auditors..............................        24
Consolidated Statement of Operations for the years ended
  September 30, 1997, 1998 and 1999.........................        25
Consolidated Statement of Financial Position as of
  September 30, 1998 and 1999...............................        26
Consolidated Statement of Stockholders' Equity for the years
  ended September 30, 1997, 1998 and 1999...................        28
Consolidated Statement of Cash Flows for the years ended
  September 30, 1997, 1998 and 1999.........................        29
Notes to Consolidated Financial Statements..................        30

    (2) Financial Statement Schedules:

SCHEDULE                                                               PAGE
 NUMBER    DESCRIPTION OF SCHEDULE                                    NUMBER
--------   -----------------------                                   ---------
   II      Valuation and Qualifying Accounts.......................     60

       All other financial statement schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported is included in the consolidated financial statements and notes thereto.

(b) A report on Form 8-K was filed on October 29,1999, reporting other events under Item 5 regarding a private financing arrangement structured around the expected exercise of the Company's outstanding warrants in April 2000, and attaching as an exhibit under Item 7 the related press release.

    (3) Exhibits:

               EXHIBIT
               NUMBER           DESCRIPTION OF EXHIBIT
        ---------------------   ----------------------
                 2.1            Agreement and Plan of Merger dated as of November 17, 1994
                                (Merger Agreement), among BJ Services Company, WCNA
                                Acquisition Corp. and The Western Company of North America
                                (filed as Exhibit 2.1 to the Company's Annual Report on Form
                                10-K for the year ended September 30, 1995, and incorporated herein by reference).

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

                *3.1            Certificate of Incorporation, as amended as of April 13,
                                1995.

                *3.2            Certificate of Amendment to Certificate of Incorporation,
                                dated January 22, 1998.

               EXHIBIT
               NUMBER           DESCRIPTION OF EXHIBIT
        ---------------------   ----------------------
                 3.3            Certificate of Designation of Series A Junior Participating
                                Preferred Stock, as amended (filed as Exhibit 3.2 to the
                                Company's Annual Report on Form 10-K for the year ended
                                September 30, 1996, and incorporated herein by reference).

                *3.4            Bylaws of the Company, as amended as of December 9, 1999.

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

               EXHIBIT
               NUMBER           DESCRIPTION OF EXHIBIT
        ---------------------   ----------------------
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

               EXHIBIT
               NUMBER           DESCRIPTION OF EXHIBIT
        ---------------------   ----------------------
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

                10.19           Second Amendment to Amended and Restated Credit Agreement
                                dated as of October 30, 1998 among the Company, BJ Services
                                Company, U.S.A., BJ Service International, Inc., BJ Services
                                Company Middle East, Nowsco Well Service Ltd., Bank of
                                America National Trust and Savings Association, Bank of
                                America Canada, The Chase Manhattan Bank, Bank of Montreal,
                                Royal Bank of Canada, Toronto Dominion (Texas), Inc. and
                                Wells Fargo Bank (Texas), National Association (filed as
                                Exhibit 10.19 to the Company's Annual Report on Form 10-K
                                for the year ended September 30, 1998 and incorporated
                                herein by reference).

                10.20           1997 Incentive Plan (filed as Appendix B to the Company's
                                Proxy Statement dated December 22, 1997 and incorporated
                                herein by reference).

                10.21           1999 Employee Stock Purchase Plan (filed as Appendix A to
                                the Company's Proxy Statement dated December 21, 1998 and
                                incorporated herein by reference).

               *10.22           Form of Amended and Restated Executive Severance Agreement
                                between BJ Services Company and certain executive officers.

               *10.23           Purchase Agreement dated October 25, 1999 between the
                                Company and Bank of America, N.A. and related agreements.

               *10.24           Amendment effective July 22, 1999 to 1990 Stock Incentive
                                plan.

               *10.25           Amendment effective July 22, 1999 to BJ Services Company
                                1995 Incentive Plan.

               *10.26           Amendment effective July 22, 1999 to 1997 Incentive Plan.

               *10.27           Amendment effective September 23, 1999 to 1990 Employee
                                Stock Purchase Plan.

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

Date: December 20, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                  TITLE                        DATE
                ---------                                  -----                        ----
             /s/ J.W. STEWART               Chairman of the Board, President,
    ---------------------------------         and Chief Executive Officer         December 20, 1999
               J.W. Stewart                   (Principal Executive Officer)

                                            Senior Vice President--Finance,
           /s/ MICHAEL MCSHANE                Chief Financial Officer and
    ---------------------------------         Director (Principal Financial       December 20, 1999
             Michael McShane                  Officer)

        /s/ MATTHEW D. FITZGERALD
    ---------------------------------       Vice President and Controller         December 20, 1999
          Matthew D. Fitzgerald               (Principal Accounting Officer)

        /s/ L. WILLIAM HEILIGBRODT
    ---------------------------------       Director                              December 20, 1999
          L. William Heiligbrodt

    ---------------------------------       Director
               John R. Huff

            /s/ DON D. JORDAN
    ---------------------------------       Director                              December 20, 1999
              Don D. Jordan

            /s/ R. A. LEBLANC
    ---------------------------------       Director                              December 20, 1999
              R. A. LeBlanc

          /s/ JAMES E. MCCORMICK
    ---------------------------------       Director                              December 20, 1999
            James E. McCormick

          /s/ MICHAEL E. PATRICK
    ---------------------------------       Director                              December 20, 1999
            Michael E. Patrick

            /s/ JAMES L. PAYNE
    ---------------------------------       Director                              December 20, 1999
              James L. Payne

                              BJ SERVICES COMPANY

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                            ADDITIONS
                                      BALANCE AT   ---------------------------
                                      BEGINNING     CHARGED       CHARGED TO                   BALANCE AT
                                      OF PERIOD    TO EXPENSE   OTHER ACCOUNTS   DEDUCTIONS   END OF PERIOD
                                      ----------   ----------   --------------   ----------   -------------
YEAR ENDED SEPTEMBER 30, 1997
Allowance for doubtful accounts
  receivable........................    $ 6,223      $2,098        $   337(4)      $ 2,464(1)    $ 6,194
Reserve for inventory obsolescence
  and adjustment....................     11,010       1,056            521(3)        3,050(2)      9,537

YEAR ENDED SEPTEMBER 30, 1998
Allowance for doubtful accounts
  receivable........................    $ 6,194      $4,140                        $ 1,244(1)    $ 9,090
Reserve for inventory obsolescence
  and adjustment....................      9,537         893        $   479(3)        2,458(2)      8,451

YEAR ENDED SEPTEMBER 30, 1999
Allowance for doubtful accounts
  receivable........................    $ 9,090      $3,301        $10,344(3)      $ 2,163(1)    $20,572
Reserve for inventory obsolescence
  and adjustment....................      8,451       1,749          1,831(3)        2,356(2)      9,675

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