Form 10-Q
period 1999-12-31
BJ SERVICES CO
filed 2000-02-14
CIK 864328

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

There were 76,277,560 shares of the registrant's common stock, $.10 par value, outstanding as of February 10, 2000.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                               BJ SERVICES COMPANY

                                      INDEX

PART I - FINANCIAL INFORMATION:

     Item 1. Financial Statements

         Consolidated Condensed Statement of Operations (Unaudited) - Three
                  months ended December 31, 1999 and 1998                                                      3

         Consolidated Condensed Statement of Financial Position -
                  December 31, 1999 (Unaudited) and September 30, 1999                                         4

         Consolidated Condensed Statement of Cash Flows (Unaudited) -
                  Three months ended December 31, 1999 and 1998                                                5

         Notes to Unaudited Consolidated Condensed Financial Statements                                        6

     Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                   11

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                                       17

PART II - OTHER INFORMATION                                                                                   18


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                THREE MONTHS ENDED
                                                   DECEMBER 31,
                                                1999           1998
                                              --------        --------
Revenue                                        $354,820       $294,435
Operating expenses:
     Cost of sales and services                 280,207        243,211
     Research and engineering                     6,046          6,592
     Marketing                                   13,482         12,849
     General and administrative                  14,195         10,780
     Goodwill amortization                        3,369          3,382
     Unusual Charge                                             21,567
                                            -----------    -----------
        Total operating expenses                317,299        298,381
                                            -----------    -----------
Operating income (loss)                          37,521         (3,946)
Interest expense                                 (6,969)        (7,655)
Interest income                                      86             76
Other income (expense) - net                       (548)          (131)
                                            ------------   ------------
Income (loss) before income taxes                30,090        (11,656)
Income tax expense (benefit)                      9,628         (4,630)
                                            -----------    ------------

Net income (loss)                              $ 20,462       $ (7,026)
                                            ===========    ============

Earnings (loss) per share:
     Basic                                    $     .27       $  (.10)
     Diluted                                  $     .25       $  (.10)

Weighted average shares outstanding:
     Basic                                       74,692         70,673
     Diluted                                     82,647         70,673




       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               BJ SERVICES COMPANY
             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
                                 (IN THOUSANDS)

                                                 DECEMBER 31,       SEPTEMBER 30,
                                                     1999               1999
                                                 ------------       -------------
                                                  (UNAUDITED)
ASSETS

Current assets:
     Cash and cash equivalents                      $    3,713         $    3,924
     Receivables - net                                 322,221            297,975
     Inventories:
         Finished goods                                 60,225             64,995
         Work in process                                 1,953              2,116
         Raw materials                                  38,065             30,176
                                                 -------------      -------------
              Total inventories                        100,243             97,287
     Deferred income taxes                              14,740             15,668
     Other current assets                               25,831             24,109
                                                 -------------      -------------
              Total current assets                     466,748            438,963
Property - net                                         594,797            659,717
Deferred income taxes                                  199,059            201,774
Goodwill  - net                                        486,364            489,736
Other assets                                            37,596             34,574
                                                 -------------      -------------
                                                    $1,784,564         $1,824,764
                                                 =============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                               $  127,765         $  128,422
     Short-term borrowings and current
         portion of long-term debt                     113,235            150,452
     Accrued employee compensation and benefits         34,092             37,749
     Income and other taxes                             25,089             25,439
     Accrued insurance                                  12,871             12,041
     Other accrued liabilities                          86,450             91,043
                                                 -------------      -------------
         Total current liabilities                     399,502            445,146
Long-term debt                                         192,384            422,764
Deferred income taxes                                    6,054              6,578
Other long-term liabilities                            136,876             73,187
Stockholders' equity                                 1,049,748            877,089
                                                 -------------      -------------
                                                    $1,784,564         $1,824,764
                                                 =============      =============

       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                           THREE MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                         1999              1998
                                                                                      ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                     $  20,462         $ (7,026)
Adjustments to reconcile net income (loss) to cash
     provided by operating activities:
     Amortization of unearned compensation                                                  840
     Depreciation and amortization                                                       26,482           23,496
     Deferred income taxes (benefit)                                                      6,648           (9,449)
     Unusual charge (non cash)                                                                            13,955
Changes in:
         Receivables                                                                    (24,246)          29,917
         Inventories                                                                     (2,956)           2,447
         Accounts payable                                                                  (657)         (33,863)
         Other current assets and liabilities                                           (12,678)          (6,512)
         Other - net                                                                     (5,467)             486
                                                                                  --------------   -------------
              Net cash provided by operating activities                                   8,428           13,451

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                                      (13,745)         (43,715)
Proceeds from disposal of assets                                                        121,021            3,641
                                                                                  -------------    -------------
              Net cash provided by (used for) investing activities                      107,276          (40,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) borrowings - net                                          (267,597)          26,361
Proceeds from issuance of stock                                                         151,682            2,024
                                                                                  -------------    -------------
              Net cash provided by (used for) financing activities                     (115,915)          28,385

Increase (decrease) in cash and cash equivalents                                           (211)           1,762
Cash and cash equivalents at beginning of period                                          3,924            1,625
                                                                                  -------------    -------------
Cash and cash equivalents at end of period                                            $   3,713         $  3,387
                                                                                  =============    =============



       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               BJ SERVICES COMPANY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 GENERAL

In the opinion of management, the unaudited consolidated condensed financial statements for BJ Services Company (the "Company") include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position as of December 31, 1999, and the results of operations and cash flows for each of the three month periods ended December 31, 1999 and 1998. The consolidated condensed statement of financial position at September 30, 1999 is derived from the September 30, 1999 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the three-month period ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

The following table presents information necessary to calculate earnings per share for the periods presented (in thousands except per share amounts):

                                                                                      THREE MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                        1999       1998
                                                                                      -------    -------
Net income (loss)                                                                     $20,462    $(7,026)

Weighted-average common shares outstanding                                             74,692     70,673
                                                                                      -------    -------

Basic earnings (loss) per share                                                       $   .27    $  (.10)
                                                                                      =======    =======

Weighted-average common and dilutive potential common shares outstanding:
     Weighted-average common shares outstanding                                        74,692     70,673
     Assumed exercise of stock options                                                  2,436      1,153
     Assumed exercise of warrants                                                       5,519        843
                                                                                      ----------- ----------
                                                                                       82,647     72,669(1)
                                                                                      ----------- ----------


Diluted earnings (loss) per share                                                     $   .25    $  (.10)
                                                                                      =========== ===========

(1) Antidilutive because the Company incurred a net loss in this period.

NOTE 3 SEGMENT INFORMATION

The Company has three business segments: U.S./Mexico Pressure Pumping, International Pressure Pumping and Other Oilfield Services. The U.S./Mexico Pressure Pumping Services segment includes cementing services and stimulation services (consisting of fracturing, acidizing, sand control, nitrogen, coiled tubing and downhole tools services) which are provided throughout the United States and Mexico. The International Pressure Pumping Services segment also includes cementing and stimulation services which are provided to over 40 countries in the major international oil and natural gas producing areas of Latin America, Europe, Africa, Southeast Asia, Canada and the Middle East. The Other Oilfield Services segment consists of specialty chemicals, tubular services and process and pipeline services, both throughout the U.S. and internationally.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its operating segments based on operating income excluding goodwill amortization and unusual charges. Intersegment sales and transfers are not significant.

Summarized financial information concerning the Company's segments is shown in the following table. The "Corporate" column includes corporate general and administrative expenses, goodwill amortization and unusual charges not allocated to segments.

BUSINESS SEGMENTS

                                        U.S./MEXICO          INTERNATIONAL           OTHER
                                          PRESSURE              PRESSURE           OILFIELD
                                          PUMPING               PUMPING            SERVICES         CORPORATE            TOTAL
                                      -----------------     -----------------     ------------    --------------     --------------
                                                                           (IN THOUSANDS)
THREE MONTHS ENDED DECEMBER 31, 1999

Revenues                                  $ 166,588            $ 145,410            $ 42,646        $     176          $  354,820
Operating income (loss)                      29,128               13,614               4,051           (9,272)             37,521
Identifiable assets                         408,727              590,185             121,400          664,252           1,784,564

THREE MONTHS ENDED DECEMBER 31, 1998

Revenues                                  $ 125,293            $ 124,599            $ 44,199        $     344          $  294,435
Operating income (loss)                       2,941               12,544               5,591          (25,022)             (3,946)
Identifiable assets                         401,685              523,923             116,051          683,138           1,724,797

                                                    THREE MONTHS ENDED               THREE MONTHS ENDED
                                                    DECEMBER 31, 1999                DECEMBER 31, 1998
                                                    -----------------                -----------------
Total operating profit (loss) for reportable
segments                                                   $ 37,521                       $   (3,946)
Interest income (expense) - net                              (6,883)                          (7,579)
Other income (expense) - net                                   (548)                            (131)
                                                        ------------                    -------------

Income (loss) before income taxes                          $ 30,090                        $ (11,656)
                                                           ========                        ==========

NOTE 4 COMPREHENSIVE INCOME

The components of comprehensive net income (loss), net of tax, are as follows:

                                                                           THREE MONTHS ENDED
                                                                               DECEMBER 31,
                                                                        --------------------------
                                                                          1999              1998
                                                                          ----              ----
Net income (loss) attributable to common stockholders                     $20,462          $(7,026)
Change in cumulative translation adjustment                                  (325)           1,911
                                                                        ---------        ---------
Comprehensive net income (loss)                                           $20,137          $(5,115)
                                                                          =======          ========


NOTE 5 UNUSUAL CHARGE

During the quarter ended December 31, 1998, the Company recorded a pretax unusual charge of $21.6 million ($14.0 million after tax, or $.19 per diluted share) to reflect changes in its operations as a result of the downturn in oilfield drilling activity. The components of the unusual charge were as follows (in thousands):

        Asset impairment                              $13,955
        Severance and related benefits                  6,417
        Facility closure and other                      1,195
                                                      -------
                                                      $21,567
                                                      =======

The asset impairment of $14.0 million primarily related to certain equipment previously utilized in the Company's U.S. operations which was held for sale, or had been decommissioned and salvaged for spare parts. The severance and related benefits costs related to the involuntary termination of approximately 700 employees worldwide. All expenditures for this provision were made as of September 30, 1999.

NOTE 6 COMMITMENTS AND CONTINGENCIES

In December 1999, the Company completed a transaction involving the transfer of certain pumping service equipment assets. The Company received $120.0 million, which was used to pay outstanding bank debt. The equipment will be used to provide services to the Company's customers for which the Company will pay a service fee over a period of at least six, but not more than twelve years. The transaction generated a deferred gain for book purposes of approximately $63 million, which will be amortized over ten years. Minimum annual service fee commitments related to this transaction are $12,865,000 for each of the years ended September 30, 2000, 2001, 2002, 2003 and 2004, and $59,814,000 in
the aggregate thereafter.

NOTE 7 STOCKHOLDERS' EQUITY

In October 1999, the Company reissued 4,027,972 shares of treasury stock through a private placement with certain financial institutions. The proceeds from the private placement of $144.0 million were used to pay down outstanding debt. The Company has also entered into privately negotiated option agreements pursuant to which it currently intends to repurchase an equivalent number of shares in April 2000 for a total of $149.0 million. The Company expects to utilize proceeds of approximately $144 million from the exercise of outstanding warrants, or, if the warrants are not exercised, borrow under existing credit facilities to fund the repurchase. These outstanding warrants expire in April 2000 at an exercise price of $15 per share.

NOTE 8 NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and therefore had no effect on the Company's first quarter 2000 financial statements. Management is currently evaluating what, if any, additional adjustment or disclosure may be required when this statement is adopted in fiscal 2001.

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

Due to "aging" oilfields and lower-cost sources of oil internationally, drilling activity in the United States has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986, 1992 and again in early 1999. U.S. drilling activity temporarily rebounded during 1997 (exceeding 1,000 active rigs for the first time since 1991); however, it subsequently retracted due to weak oil prices. U.S. drilling activity levels bottomed out in April 1999 and subsequently recovered to exceed the previous year levels by October 1999. Despite the recovery in the latter half of fiscal 1999, the U.S. average fiscal 1999 active rig count represented the lowest in history and was down 34% from the average level of both fiscal 1997 and 1998. The recovery in U.S. drilling has continued in fiscal year 2000. The active U.S. rig count averaged 774 rigs in the quarter ended December 31, 1999, a 12 % increase over the same period in the previous year.

Drilling activity outside North America has historically been less volatile than domestic drilling activity. Due to low oil prices during most of the year, international drilling activity also reached record low levels during 1999 as each of the Company's international regions experienced double digit activity declines. While Canadian drilling activity began to recover during the last half of 1999, drilling activity in other international regions is not expected to recover until mid-2000. Active international drilling rigs (excluding Canada) averaged 571 rigs during the first quarter of fiscal 2000, a decrease of 16% from the first quarter of fiscal 1999. The North Sea and Asia Pacific regions have experienced the largest declines. Due primarily to the recovery in oil prices, however, the Canadian average rig count, at 337 active rigs for the quarter ended December 31, 1999, was up 68% from the same quarter of the previous year. The winter 2000 drilling season in Canada is expected to be one of the busiest in history.

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

RESULTS OF OPERATIONS

The following table sets forth selected key operating statistics reflecting industry rig count and the Company's financial results:

                                                                                        Three Months Ended
                                                                                            December 31,
                                                                               --------------------------------------
                                                                                      1999                  1998
                                                                                      ----                  ----
Rig Count: (1)
   U.S.........................................................................        774                   690
   International...............................................................        908                   883
Revenue per rig (in thousands).................................................       $211.0                $187.3
Revenue per employee (in thousands)   .........................................        $44.7                 $36.8
Percentage of gross profit to revenue (2)......................................         21.0%                 17.4%
Percentage of research and engineering expense to revenue .....................          1.7%                  2.2%
Percentage of marketing expense to revenue ....................................          3.8%                  4.4%
Percentage of general and administrative expense to revenue....................          4.0%                  3.7%

--------

(1) Industry estimate of drilling activity as measured by average active rigs.
(2) Gross profit represents revenue less cost of sales and services.

         REVENUE: The Company's revenue for the quarter ended December 31, 1999 was $354.8 million, an increase of 21% from prior year's first quarter. The increase was primarily due to increased North American drilling activity and benefits from the acquisition of Fracmaster Ltd. in June 1999. Also contributing to the revenue increase was an improvement in U.S. revenue per active rig. This occurred because independent oil companies, with whom the Company has a stronger market position, contributed most of the rise in U.S. drilling activity. Management expects the Company to continue to achieve revenue improvement in each of the remaining quarters of fiscal 2000 when compared with the same quarter of the previous year.

         OPERATING INCOME: For the quarter ended December 31, 1999, the Company's operating income was $37.5 million compared to an operating loss of $3.9 million in the same period of the previous year. The prior year's loss was primarily a result of the Company's recording a pretax unusual charge of $21.6 million ($.19 per share after-tax), comprised of $6.4 million of severance costs, $14.0 million of asset writedowns and $1.2 million of other costs associated with the downturn in the oilfield services industry. Operating income margins, exclusive of goodwill amortization and unusual charges, increased to
11.5 % from 7.1% in the prior year's first fiscal quarter. The margin improvement is primarily a result of cost reduction programs implemented during 1999, partially offset by increased general and administrative expenses resulting from higher accruals for incentive bonuses which are based upon the Company's earnings and stock price.

         OTHER: Interest expense for the quarter ended December 31, 1999 decreased by $.7 million from the same period in 1998 due primarily to the reduction of debt from the receipt of $144 million of proceeds from the private placement of common stock in October 1999 (see also Capital Resources and Liquidity).

         INCOME TAXES: The Company's effective tax rate for the quarter increased to 32% from 30% in the year earlier period (excluding unusual charges) due to increased profitability in the higher tax jurisdictions of North America. The Company's effective tax benefit rate for the quarter ended December 31, 1998 was 40% primarily as a result of writedowns in the U.S. and lower North American profits which are taxed at a higher effective rate than the Company's average international rate.

U.S./MEXICO PRESSURE PUMPING SEGMENT

         The Company's U.S./Mexico pressure pumping revenues for the quarter ended December 31, 1999 increased by 33% from the year earlier period. The Company's U.S. operations contributed all of the increase, up 37% despite drilling activity increasing only 12% during the quarter. The improvement resulted primarily from a resumption of business from independent operators due to higher commodity prices. Workover activity, especially coiled tubing and acidizing work, was especially strong during the quarter.

         U.S./Mexico pressure pumping operating income margins increased to 17.5% of revenue in the first quarter of fiscal 2000 as compared to only 2.4% during the same period of the previous year due primarily to improved utilization of personnel and equipment. Pricing for the Company's U.S/Mexico pressure pumping services declined by approximately 5% from the same quarter of the previous year as excess capacity among the pumping service companies resulting from the temporary downturn in activity in the first half of 1999 led to more competitive pricing. Pricing improved marginally on a sequential quarter basis as a result of a price book increase implemented during the quarter. The majority of the benefit of this price book increase is expected to take place in subsequent quarters.

INTERNATIONAL PRESSURE PUMPING SEGMENT

         Due to increased Canadian drilling activity along with revenue generated from the former Fracmaster operations in Canada and Russia, international pressure pumping revenue increased by 17% compared with the first fiscal quarter of 1999. Outside Canada, international pressure pumping revenues for the quarter declined 9% from prior year's first quarter due to continued weakness in drilling and workover activity which most heavily impacted the Company's operations in its Europe and Africa and Asia Pacific regions. As a result of new contracts and improving activity in selected locations, management believes activity levels have reached bottom and is expecting sequential revenue increases in its international regions during the second fiscal quarter.

         Operating income margins as a percentage of revenue for the Company's international pressure pumping operations were 9.4% for the first quarter of fiscal 2000, relatively flat with the same period of the previous year. Operating income margins in Canada increased as a result of efficiencies gained through full equipment and personnel utilization due to the increased activity.

These gains, however, were offset by margin decreases in the Company's Europe and Africa region due to reduced North Sea activity, where the Company's vessel operations have a relatively high fixed cost base, and shutdown costs incurred in closing a facility in Germany. Additionally, the operating income margins for selected international locations were negatively impacted by startup costs incurred for new projects that will begin generating revenues in the second fiscal quarter. Pricing for the Company's international pressure pumping services also declined slightly due to competitive pressure on pricing resulting from the downturn in drilling activity.

OTHER SERVICES SEGMENT

         Revenue during the quarter for the Company's other service lines, which primarily consist of specialty chemicals, tubular services and process and pipeline services, was down 4% from the same period of the previous year. The tubular services line contributed most of the decrease as it was more heavily impacted by the drop in international drilling activity, most significantly in the North Sea. The operating income decline was in line with the revenue decrease.

CAPITAL RESOURCES AND LIQUIDITY

     Net cash provided from operating activities for the three months ended December 31, 1999 was $8.4 million, a decrease of $5.0 million from the prior year's figure. Higher profitability was offset by increases in working capital, as a result of the rapid revenue growth in North America. This is in contrast to the liquidation of working capital balances in the same year-earlier period, which was at the beginning of the activity downturn in the first half of 1999.

     Net cash provided by investing activities for the three-month period was $107.3 million compared to a net use of cash for investing activities in the year earlier quarter of $40.1 million. The increase is due primarily to proceeds received from a transaction involving the transfer of certain pumping service equipment assets. Subsequent to the transfer of equipment, the Company received $120.0 million, which was used to repay outstanding bank debt. As a result of the reduced debt, the Company will realize a reduction in annual interest expense of approximately $7 million. The equipment is being used to provide services to the Company for its customers for which the Company is paying a service fee for a period of at least six, but not more than twelve, years. The transaction generated a deferred gain for book purposes of approximately $63 million, which is carried in "Other long-term liabilities", and is being amortized over a ten-year period. The taxable gain of $79.7 million was completely offset with net operating loss carryforwards. Excluding this transaction, investing activities declined by $27.4 million due to the curtailment of capital spending beginning in mid-year 1999 caused by the depressed business environment. Capital expenditures for fiscal 2000 are expected to be well below the fiscal 1999 spending of $110.6 million. The actual amount of 2000 capital expenditures, currently estimated at $70-80 million (excluding acquisitions), will be primarily dependent upon maintenance capital levels and the availability of U.S. offshore and international expansion opportunities and are expected to be funded by cash flows from operating activities.

      Cash flows used for financing activities for the quarter ended December 31, 1999 was $115.9 million compared to cash flows provided by financing activities in the year earlier quarter of $28.4 million. Together with the proceeds received from the sale of equipment discussed above, the Company used $144.0 million received through the private placement of 4,027,972 shares of common stock with certain financial institutions to reduce outstanding debt by $267.6 million. In connection with the private placement, the Company has also entered into privately negotiated option agreements pursuant to which it is committed to repurchase an equivalent number of shares in April 2000 for a total of $149.0 million. The Company expects to utilize proceeds of approximately $144 million from the exercise of outstanding warrants or, if the warrants are not exercised, borrow under existing credit facilities, to fund the repurchase. These outstanding warrants expire in April 2000 at an exercise price of $15 per share.

      Management strives to maintain low cash balances while utilizing available credit facilities to meet the Company's capital needs. Any excess cash generated has historically been used to pay down outstanding borrowings or fund the Company's stock repurchase program. The Company has a committed, unsecured bank credit facility (the "Bank Credit Facility") which consists of a six-year term loan of approximately $110.9 million (currently drawn partially in Canadian dollars under a provision which is renewable annually at the option of the banks), which is repayable in 22 quarterly installments that began in March 1997, and a five year U.S. $225.0 million revolving facility available through June 2001. At December 31, 1999, borrowings outstanding under the Bank Credit Facility totaled $110.9 million, consisting solely of borrowings under the term loan. Principal reductions of term loans under the Bank Credit Facility are due in aggregate annual installments of $33.3 million, $44.5 million and $33.1 million in the years ending September 30, 2000, 2001 and 2002, respectively.

      In addition to the committed facility, the Company had $203.1 million in various unsecured, discretionary lines of credit at December 31, 1999, which expire at various dates in 2000. There are no requirements for commitment fees or compensating balances in connection with these lines of credit. Interest on borrowings is based on prevailing market rates. At December 31, 1999, there was $68.6 million in outstanding borrowings under these lines of credit.

      The Company has issued and outstanding $125.0 million of unsecured 7% Notes due 2006.

      The Company's interest-bearing debt decreased to 22.5% of its total capitalization at December 31, 1999, compared to 39.5% at September 30, 1999, due to repayment of borrowings from the proceeds received from the equipment sale and the private placement of common stock. The Bank Credit Facility includes various customary covenants and other provisions including the maintenance of certain profitability and solvency ratios and restrictions on dividend payments under certain circumstances, none of which materially restrict the Company's activities. Management believes that the Bank Credit Facility, combined with other discretionary credit facilities and cash flows from operations, provides the Company with sufficient capital resources and liquidity to manage its routine operations, meet debt service obligations and fund projected capital expenditures. If the discretionary lines of credit are not renewed, or if borrowings under these lines of credit otherwise become unavailable, the Company expects to refinance this debt by arranging additional committed bank facilities or through other long-term borrowing alternatives.

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

      In July 1997, the Company established a formal program to assess the global impact of Year 2000 issues. The Company's own internal systems were the primary area of focus; however it also addressed the Company's reliance on third party suppliers and the possible impact to the Company should those third parties fail to remediate their own Year 2000 issues. By the end of December 1999, the Company had completed its program of remediation or replacement of all noncompliant systems and equipment that were critical to its operations, To date, the Company has not experienced any material failures of its systems or those of its third party suppliers. Although there is still a possibility that in the coming months, certain systems could experience failures due to the Year 2000 issue, the Company does not believe that any such failure would materially affect the Company's operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates, primarily in the United States and Canada. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. A portion of the Company's borrowings are denominated in foreign currencies which exposes the Company to market risk associated with exchange rate movements. When necessary, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no foreign exchange contracts outstanding at December 31, 1999. All items described are non-trading and are stated in U.S. dollars (in thousands).

                                                    EXPECTED MATURITY DATES                                FAIR VALUE
                                           2000       2001     2002     2003     THEREAFTER    TOTAL    DECEMBER 31, 1999
                                           ----       ----     ----     ----     ----------    -----    -----------------
SHORT TERM BORROWINGS

Bank borrowings; US$ denominated         $  4,317                                             $  4,317        $  4,317
Average variable interest rate - 9.50%
at December 31, 1999

Bankers' acceptance notes; Canadian $
denominated                              $ 63,286                                             $ 63,286        $ 63,286
Average variable interest rate - 5.72%
at December 31, 1999

Bank borrowings; Deutsche mark
denominated                              $  1,030                                             $  1,030        $   1,030
Average variable interest rate - 3.09%
at December 31, 1999


LONG TERM BORROWINGS

Current term loan; US$ denominated       $  9,758       3,253                                 $ 13,011        $ 13,011
Variable interest rate - 6.90%  at
December 31, 1999

Current term loan; Canadian $
denominated                              $ 23,582       7,861                                 $ 31,443        $ 31,443
Variable interest rate - 5.60%  at
December 31, 1999

Current Leases: US $ denominated         $    318                                             $    318        $    318
Variable interest rate - 6.18% at
December 31, 1999

Non-current  term loan; US$ denominated              $  9,758    9,902                        $ 19,660        $ 19,660
Variable interest rate - 6.90%  at
December 31, 1999

Non-current term loan; Canadian $
denominated                                          $ 23,582   23,238                        $ 46,820        $ 46,820
Variable interest rate - 5.60%  at
December 31, 1999

Non-current leases; US $ denominated                   $  687      383    128                 $  1,198        $  1,198
Variable interest rate - 6.18% at
December 31, 1999

7% Series B Notes - US$ denominated                                              $124,536     $124,536        $118,539
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

                  None

Item 5.    Other Information

                  None

Item 6.    Exhibits and Reports on Form 8-K.

                (a)  EXHIBITS.


                  27.1 Financial Data Schedule


                (b)  REPORTS ON FORM 8-K.

                         A report on Form 8-K was filed on December 17, 1999, under Item 5 reporting a transaction involving the transfer of certain pumping services assets and attaching as exhibit 10.1 under Item 7, the Trust Indenture and Security Agreement dated as of December 15, 1999 among First Security Trust Company of Nevada, BJ Services Equipment II, L.P. and State Street Bank and Trust Company, as Indenture Trustee and as exhibit 10.2, the Amended and Restated Agreement of Limited Partnership dated as of December 15, 1999 of BJ Services Equipment II, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BJ Services Company
                                                (Registrant)



Date: February 14, 2000               BY /s/ MARGARET B. SHANNON
                                      -------------------------------------
                                         Margaret B. Shannon
                                         Vice President and General Counsel


Date: February 14, 2000               BY /s/ Matthew D. Fitzgerald
                                      -------------------------------------
                                         Matthew D. Fitzgerald
                                         Vice President and Controller
                                         and Chief Accounting Officer