Form 10-Q
period 2000-03-31
BJ SERVICES CO
filed 2000-05-12
CIK 864328

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

There were 82,949,604 shares of the registrant's common stock, $.10 par value, outstanding as of May 10, 2000.

                               BJ SERVICES COMPANY

                                      INDEX


PART I - FINANCIAL INFORMATION:

     Item 1. Financial Statements

         Consolidated Condensed Statement of Operations (Unaudited) - Three
                  and six months ended March 31, 2000 and 1999                                                 3

         Consolidated Condensed Statement of Financial Position -
                  March 31, 2000 (Unaudited) and September 30, 1999                                            4

         Consolidated Condensed Statement of Cash Flows (Unaudited) -
                  Six months ended March 31, 2000 and 1999                                                     5

         Notes to Unaudited Consolidated Condensed Financial Statements                                        6

     Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                   11

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                                       18

PART II - OTHER INFORMATION                                                                                   19


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                    MARCH 31,                         MARCH 31,
                                              2000             1999             2000             1999
                                           ---------        ---------        ---------        ---------
Revenue                                    $ 390,755        $ 269,601        $ 745,575        $ 564,036
Operating expenses:
     Cost of sales and services              301,501          226,327          581,707          469,538
     Research and engineering                  7,251            6,036           13,297           12,628
     Marketing                                14,201           12,961           27,683           25,810
     General and administrative               14,558           12,041           28,753           22,821
     Goodwill amortization                     3,368            3,382            6,737            6,764
     Unusual charge                                            18,128                            39,695
                                           ---------        ---------        ---------        ---------
        Total operating expenses             340,879          278,875          658,177          577,256
                                           ---------        ---------        ---------        ---------
Operating income (loss)                       49,876           (9,274)          87,398          (13,220)
Interest expense                              (5,015)          (7,746)         (11,984)         (15,401)
Interest income                                  163              223              249              299
Other income (expense) - net                    (861)            (376)          (1,410)            (507)
                                           ---------        ---------        ---------        ---------
Income (loss) before income taxes             44,163          (17,173)          74,253          (28,829)
Income tax expense (benefit)                  14,839           (5,786)          24,467          (10,416)
                                           ---------        ---------        ---------        ---------

Net income (loss)                          $  29,324        $ (11,387)       $  49,786        $ (18,413)
                                           =========        =========        =========        =========

Earnings (loss) per share:
     Basic                                 $     .38        $    (.16)       $     .66        $    (.26)
     Diluted                               $     .35        $    (.16)       $     .60        $    (.26)

Weighted average shares outstanding:
     Basic                                    76,717           70,708           75,699           70,690
     Diluted                                  84,933           70,708           83,226           70,690


       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               BJ SERVICES COMPANY
             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
                                 (IN THOUSANDS)

                                                      MARCH 31,        SEPTEMBER 30,
                                                        2000               1999
                                                      ----------       ------------
                                                     (UNAUDITED)
ASSETS

Current assets:
     Cash and cash equivalents                        $    5,580       $    3,924
     Receivables - net                                   339,795          297,975
     Inventories:
         Product                                          54,879           64,995
         Work in process                                   1,362            2,116
         Parts                                            50,522           30,176
                                                      ----------       ----------
              Total inventories                          106,763           97,287
     Deferred income taxes                                16,397           15,668
     Other current assets                                 27,346           24,109
                                                      ----------       ----------
              Total current assets                       495,881          438,963
Property - net                                           591,593          659,717
Deferred income taxes                                    190,007          201,774
Goodwill  - net                                          482,983          489,736
Other assets                                              36,329           34,574
                                                      ----------       ----------
                                                      $1,796,793       $1,824,764
                                                      ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                 $  141,302       $  128,422
     Short-term borrowings and current
         portion of long-term debt                        83,181          150,452
     Accrued employee compensation and benefits           38,313           37,749
     Income and other taxes                               23,869           25,439
     Accrued insurance                                    11,462           12,041
     Other accrued liabilities                            76,488           91,043
                                                      ----------       ----------
         Total current liabilities                       374,615          445,146
Long-term debt                                           164,546          422,764
Deferred income taxes                                      6,735            6,578
Other long-term liabilities                              135,248           73,187
Stockholders' equity                                   1,115,649          877,089
                                                      ----------       ----------
                                                      $1,796,793       $1,824,764
                                                      ==========       ==========

       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 SIX MONTHS ENDED
                                                                                    MARCH 31,
                                                                            2000             1999
                                                                         ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $  49,786        $ (18,413)
Adjustments to reconcile net income (loss) to cash
     provided by operating activities:
     Amortization of unearned compensation                                   2,190              180
     Depreciation and amortization                                          51,784           48,194
     Deferred income taxes (benefit)                                        16,148          (20,323)
     Unusual charge - non cash                                                               23,051
Changes in:
         Receivables                                                       (42,471)          42,159
         Inventories                                                        (9,476)           6,897
         Accounts payable                                                   12,880          (33,045)
         Other current assets and liabilities                              (25,590)         (17,623)
         Other - net                                                        (6,036)          (6,564)
                                                                         ---------        ---------
              Net cash provided by operating activities                     49,215           24,513

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                         (32,589)         (72,631)
Proceeds from disposal of assets                                           123,308            2,197
                                                                         ---------        ---------
              Net cash provided by (used for) investing activities          90,719          (70,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) borrowings - net                             (325,489)          43,204
Proceeds from issuance of stock                                            187,211            2,192
                                                                         ---------        ---------
              Net cash provided by (used for) financing activities        (138,278)          45,396

Increase (decrease) in cash and cash equivalents                             1,656             (525)
Cash and cash equivalents at beginning of period                             3,924            1,625
                                                                         ---------        ---------
Cash and cash equivalents at end of period                               $   5,580        $   1,100
                                                                         =========        =========


       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               BJ SERVICES COMPANY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 GENERAL

In the opinion of management, the unaudited consolidated condensed financial statements for BJ Services Company (the "Company") include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position as of March 31, 2000, and the results of operations for each of the three-month and six-month periods ended March 31, 2000 and 1999 and cash flows for each of the six-month periods ended March 31, 2000 and 1999. The consolidated condensed statement of financial position at September 30, 1999 is derived from the September 30, 1999 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the six-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

The following table presents information necessary to calculate earnings per share for the periods presented (in thousands except per share amounts):

                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 MARCH 31,                     MARCH 31,
                                                           2000           1999            2000           1999
                                                       -----------     -----------    -----------    -----------
Net income (loss)                                      $    29,324     $   (11,387)   $    49,786    $   (18,413)

Weighted-average common shares outstanding                  76,717          70,708         75,699         70,690
                                                       -----------     -----------    -----------    -----------

Basic earnings (loss) per share                        $       .38     $     (.16)    $       .66    $     (.26)
                                                       ===========     ===========    ===========    ===========

Weighted-average common and dilutive potential
     common shares outstanding:
     Weighted-average common shares
         outstanding                                        76,717          70,708         75,699         70,690
     Assumed exercise of stock options                       2,054           1,210          1,854          1,172
     Assumed exercise of warrants                            6,162           1,068          5,673            957
                                                       -----------     -----------    -----------    -----------
                                                            84,933          72,986(1)      83,226         72,819(1)
                                                       -----------     -------------- -----------    -----------

Diluted earnings (loss) per share                      $       .35     $     (.16)    $       .60    $     (.26)
                                                       ===========     ===========    ===========    ===========

(1) Antidilutive because the Company incurred a net loss in this period.

As discussed in Note 7, in fiscal 2000 the Company has executed common stock transactions, including the April 2000 issuance of 9,575,704 shares of common stock upon exercise of warrants. Had these transactions occurred on October 1, 1999, basic earnings per share for the three and six-month periods ended March 31, 2000 would have been $.36 and $.61, respectively, while diluted earnings per share would have been $.35 and $.60, respectively.

NOTE 3 SEGMENT INFORMATION

The Company has three business segments: U.S./Mexico Pressure Pumping, International Pressure Pumping and Other Oilfield Services. The U.S./Mexico Pressure Pumping Services segment includes cementing services and stimulation services (consisting of fracturing, acidizing, sand control, nitrogen, coiled tubing and downhole tools services) which are provided throughout the United States and Mexico. The International Pressure Pumping Services segment also includes cementing and stimulation services which are provided to over 40 countries in the major international oil and natural gas producing areas of Latin America, Europe, Africa, Southeast Asia, Canada and the Middle East. The Other Oilfield Services segment consists of specialty chemicals, tubular services and process and pipeline services, provided in selected U.S. and international regions.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's annual report. The Company evaluates the performance of its operating segments based on operating income excluding goodwill amortization and unusual charges. Intersegment sales and transfers are not significant.

Summarized financial information concerning the Company's segments is shown in the following table. The "Corporate" column includes corporate general and administrative expenses, goodwill amortization and unusual charges not allocated to segments.

BUSINESS SEGMENTS

                                        U.S./MEXICO          INTERNATIONAL           OTHER
                                          PRESSURE              PRESSURE           OILFIELD
                                          PUMPING               PUMPING            SERVICES         CORPORATE            TOTAL
                                      -----------------     -----------------     ------------    --------------     --------------
                                                                           (IN THOUSANDS)
THREE MONTHS ENDED MARCH 31, 2000

Revenues                                      $173,913              $176,741          $39,947              $154           $390,755
Operating income (loss)                         28,261                31,861              271           (10,517)            49,876

THREE MONTHS ENDED MARCH 31, 1999

Revenues                                       $99,007              $132,606          $37,831              $157          $269,601
Operating income (loss)                         (7,864)               17,404            3,112           (21,926)           (9,274)

SIX MONTHS ENDED MARCH 31, 2000

Revenues                                      $340,501              $322,151          $82,593              $330          $745,575
Operating income (loss)                         57,389                45,475            4,322           (19,788)           87,398
Identifiable assets                            416,635               608,250          112,202           659,706         1,796,793

SIX MONTHS ENDED MARCH 31, 1999

Revenues                                      $224,300              $257,205          $82,030              $501          $564,036
Operating income (loss)                         (4,923)               29,948            8,703           (46,948)          (13,220)
Identifiable assets                            385,202               525,110          110,419           699,150         1,719,881


                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                MARCH 31,                      MARCH 31,
                                        ------------------------       -------------------------
                                          2000            1999            2000            1999
                                        --------        --------        --------        --------
Total operating profit (loss) for
   reportable segments                  $ 49,876        $ (9,274)       $ 87,398        $(13,220)
Interest income (expense) - net           (4,852)         (7,523)        (11,735)        (15,102)
Other income (expense) - net                (861)           (376)         (1,410)           (507)
                                        --------        --------        --------        --------
Income (loss) before income taxes       $ 44,163        $(17,173)       $ 74,253        $(28,829)
                                        ========        ========        ========        ========

NOTE 4 COMPREHENSIVE INCOME

The components of comprehensive net income (loss), net of tax, are as follows in thousands:

                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                   MARCH 31,                     MARCH 31,
                                                            2000             1999            2000          1999
                                                       --------------   -----------     ------------   --------
Net income (loss) attributable to
   common stockholders                                 $     29,324     $   (11,387)    $    49,786    $   (18,413)
Change in cumulative translation adjustment                    (302)         (5,411)           (627)        (3,500)
                                                       -------------    ------------    ------------   ------------
Comprehensive net income (loss)                        $     29,022     $   (16,798)    $    49,159    $   (21,913)
                                                       ============     ============    ===========    ============

NOTE 5 UNUSUAL CHARGE

During the six months ended March 31, 1999, the Company recorded a pretax unusual charge of $39.7 million ($26.0 million after tax, or $.36 per diluted share) to reflect changes in its operations as a result of the downturn in oilfield drilling activity. The components of the unusual charge are as follows (in thousands):

                           Asset impairments (non cash)                  $23,051
                           Severance and related benefits                 12,798
                           Facility closures and other                     3,846
                                                                       ---------
                                                                         $39,695
                                                                       =========

The asset impairment of $23.1 million primarily related to certain equipment previously utilized in the Company's U.S. operations which was held for sale, or had been decommissioned and salvaged for spare parts. The severance and related benefits costs related to the involuntary termination of approximately 1,100 employees worldwide. The facility closures and other costs primarily represent remaining lease obligations related to the closure of several locations in the oil producing regions of the U.S. and also one location in Latin America, and costs incurred during the first six months of fiscal 1999 for the relocation of equipment and personnel resulting from the closing of these facilities. Except for the remaining lease obligations of $.5 million related to the closure of locations, all expenditures for this provision were made as of September 30, 1999. The unexpended provision for remaining lease obligations related to the closure of locations was $.3 million at March 31, 2000.

NOTE 6 COMMITMENTS AND CONTINGENCIES

In December 1999, the Company completed a transaction involving the transfer of certain pumping service equipment assets. The Company received $120.0 million, which was used to pay outstanding bank debt. The equipment will be used to provide services to the Company's customers for which the Company will pay a service fee over a period of at least six, but not more than twelve years. The transaction generated a deferred gain for book purposes, included in other long-term liabilities, of approximately $63 million, which is being amortized over ten years. Minimum annual service fee commitments related to this transaction are $12,865,000 for each of the years ended September 30, 2000, 2001, 2002, 2003 and 2004, and $59,814,000 in the aggregate thereafter.

NOTE 7 STOCKHOLDERS' EQUITY

In October 1999, the Company reissued 4,027,972 shares of treasury stock through a private placement with certain financial institutions. The proceeds from the private placement of $144.0 million were used to pay down outstanding debt. The Company also entered into privately negotiated option agreements pursuant to which it repurchased an equivalent number of shares in April 2000 for a total of $149.0 million. The Company utilized proceeds of approximately $144 million from the exercise of outstanding warrants to fund the repurchase. These warrants were exercised in April 2000 at an exercise price of $15 per share. Each warrant represented the right to purchase two shares. A total of 9,575,704 shares of common stock were issued upon exercise of these warrants.

NOTE 8 NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and therefore had no effect on the Company's fiscal 2000 financial statements. Management is currently evaluating what, if any, additional adjustment or disclosure may be required when this statement is adopted in fiscal 2001.

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

Due to "aging" oilfields and lower-cost sources of oil internationally, drilling activity in the United States has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986, 1992 and again in early 1999. U.S. drilling activity levels bottomed out in April 1999 and subsequently recovered to exceed the previous year levels by October 1999. Despite the recovery in the latter half of fiscal 1999, the U.S. average fiscal 1999 active rig count represented the lowest in history and was down 34% from the average level during both fiscal 1997 and 1998. The recovery in U.S. drilling has continued in fiscal 2000. For the six-month period ended March 31, 2000, the active U.S. rig count averaged 772 rigs, a 24% increase over the same period in fiscal 1999. Most of this increase came from rigs drilling for gas, which increased 32% from the same period of the previous year. The average number of rigs drilling for oil remained relatively constant.

Drilling activity outside North America has historically been less volatile than domestic drilling activity. Due to low oil prices during most of the year, international drilling activity also reached record low levels during 1999 as each of the Company's international regions experienced double-digit activity declines. While Canadian drilling activity began to recover during the last half of 1999, drilling activity in most other international regions is not expected to recover until at least mid-2000. Active international drilling rigs (excluding Canada) averaged 574 rigs during the six-month period ended March 31, 2000, a decrease of 12% from the same period of the previous year. The North Sea and Asia Pacific regions have experienced the largest declines. Due primarily to the recovery in oil prices, however, Canadian drilling activity continued the recovery begun in late 1999, averaging 408 active drilling rigs for the six-month period ended March 31, 2000, up 66% from the same period of the previous year.

ACQUISITION

     On June 28, 1999, the Company completed the acquisition of selected assets and subsidiaries of Fracmaster Ltd. ("Fracmaster"), an oilfield services company based in Calgary, Alberta with operations in Canada, the United States, Russia and China. The acquisition was completed for a total purchase price of $78.4 million. In the near-term, the acquisition of Fracmaster has primarily impacted the Company's operations in Canada.

RESULTS OF OPERATIONS

The following table sets forth selected key operating statistics reflecting industry rig count and the Company's financial results:

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          MARCH 31,                     MARCH 31,
                                                     2000            1999            2000            1999
                                                 --------        --------        --------        --------
Rig Count: (1)
  U.S                                                 770             552             772             621
  International                                     1,056             910             982             897
Revenue per rig (in thousands)                   $  214.0        $  184.4        $  425.1        $  371.8
Revenue per employee (in thousands)              $   46.9        $   36.6        $   91.6        $   73.4
Percentage of gross profit to revenue (2)            22.8%           16.1%           22.0%           16.8%
Percentage of research and engineering
   expense to revenue                                 1.9%            2.2%            1.8%            2.2%
Percentage of marketing expense to revenue            3.6%            4.8%            3.7%            4.6%
Percentage of general and administrative
   expense to revenue                                 3.7%            4.5%            3.9%            4.0%

(1) Industry estimate of drilling activity as measured by average active rigs.
(2) Gross profit represents revenue less cost of sales and services.

         REVENUE: The Company's revenue for the quarter ended March 31, 2000 was $390.8 million, an increase of 45% from prior year's second fiscal quarter. For the six-month period ended March 31, 2000, the Company's revenue was $745.6 million, an increase of 32% from the same period of fiscal 1999. The increases were primarily due to increased North American drilling and workover activity and benefits from the acquisition of Fracmaster Ltd. in June 1999. Also contributing to the revenue increase was an improvement in U.S. revenue per active rig. This occurred because independent oil companies, with whom the Company has a stronger market position, contributed most of the rise in U.S. drilling activity. In addition, the Company's average job size increased during this period due to larger fracturing treatments. Management expects the Company to continue to achieve revenue improvement in each of the remaining quarters of fiscal 2000 compared with the same quarter of the previous year.

         OPERATING INCOME: For the quarter ended March 31, 2000, the Company's operating income was $49.9 million compared to an operating loss of $9.3 million in the same period of the previous year. For the six months ended March 31, 2000, the Company recorded operating income of $87.4 million compared to an operating loss of $13.2 million in the first half of fiscal 1999. The prior year's loss was primarily a result of the Company's recording a pretax unusual charge of $39.7 million ($.36 per diluted share after-tax), comprised of $12.8 million of severance costs, $23.1 million of asset writedowns and $3.8 million of other costs associated with the downturn in the oilfield services industry. The Company's gross profit margins increased to 22.8% from 16.1% in the prior year's second fiscal quarter. For the six months ended March 31, 2000, the Company's gross profit margins increased to 22.0% from 16.8% for the same period of fiscal 1999. The margin improvement is primarily a result of increased North American drilling and workover activity and the impact of cost reduction programs implemented during 1999. Such margin improvement was partially offset by increased research and engineering, marketing and general and administrative expenses which increased by $5.0 million and $8.5 million compared with the prior year's second quarter and six-month periods, respectively, due primarily to higher accruals for incentive bonuses which are based upon the Company's earnings and stock price. Each of those other operating expenses, however, declined as a percentage of revenue for both the three and six-month periods.

         OTHER: Interest expense decreased by $2.7 million and $3.4 million, respectively, compared with the same three and six-month periods of the previous year due to lower borrowings resulting from improved cash flows as well as an equipment refinancing transaction and a private placement of common stock, both of which were completed in the Company's first fiscal quarter (see also Capital Resources and Liquidity).

         INCOME TAXES: The Company's effective tax rate for the six-month period ended March 31, 2000 increased to 33% from 30% in the same year earlier period (excluding unusual charges) due to increased profitability in the higher tax jurisdictions of North America. Including unusual charges, the Company's effective tax rate for the six-month period ended March 31, 1999 was 36%, the higher rate primarily being a result of writedowns in the U.S. and lower North American profits which are taxed at a higher effective rate than the Company's average international rate.

U.S./MEXICO PRESSURE PUMPING SEGMENT

         The Company's U.S./Mexico pressure pumping revenues for the three and six-month periods ended March 31, 2000 increased by 76% and 52%, respectively, from the same year earlier periods. The Company's U.S. operations contributed all of the increase, up 60% for the first six months of fiscal 2000 compared to the same period of fiscal 1999 despite drilling activity increasing only 24% during the same period. Such improvement resulted primarily from a resumption of business from independent operators due to higher commodity prices and from larger fracturing treatments. U.S. workover activity, especially coiled tubing and acidizing work, also was strong during the three and six-month periods ended March 31, 2000, increasing 39% and 21%, respectively, over the same periods of the previous year.

         U.S./Mexico pressure pumping operating income was $28.3 million in the second quarter of fiscal 2000 compared to an operating loss of $7.9 million in the same period of the previous year. For the six-month period ended March 31, 2000, U.S./Mexico pressure pumping operating income was $57.4 million, compared to an operating loss of $4.9 million during the same year earlier period. The improvements were due primarily to increased drilling and workover business, combined with better utilization of personnel and equipment as a result of cost reduction measures implemented in fiscal 1999. Pricing during the quarter improved by approximately 3%, both on a year-over-year and a sequential quarter basis primarily as a result of a price book increase implemented during November 1999.

INTERNATIONAL PRESSURE PUMPING SEGMENT

         Due to record Canadian drilling activity along with revenue generated from the former Fracmaster operations in Canada and Russia, international pressure pumping revenue increased by 33% compared with the second fiscal quarter of 1999. For the six-month period ended March 31, 2000, international pressure pumping revenue increased by 25% over the same period of fiscal 1999. Excluding Canada, where revenues increased 139%, international pressure pumping revenues for the six-month period ended March 31, 2000 were down only 4% compared with the same period of the prior year despite a 12% decline in drilling activity. Continued weakness in drilling activity most significantly impacted the Company's operations in its Europe/Africa and Asia Pacific regions. As a result of new contracts and improving activity in selected locations, management believes activity levels have reached bottom and is expecting sequential quarterly revenue increases in its international pressure pumping revenues (excluding Canada) during the remainder of fiscal 2000.

         Operating income margins for the Company's international pressure pumping operations were 18.0% of revenue for the quarter ended March 31, 2000 compared to 13.1% for the same fiscal quarter of 1999. For the six-month period ended March 31, 2000, operating income margins were 14.1%, relatively unchanged from those in the same period of the prior year. Operating income margins in Canada increased as a result of efficiencies gained through full equipment and personnel utilization due to the increased activity. These gains, however, were mostly offset by lower pricing outside North America and margin decreases in the Company's Europe/Africa region due to reduced North Sea activity (where the Company's vessel operations have a relatively high fixed cost base), and shutdown costs incurred in closing a facility in Germany during the first quarter of fiscal 2000. Additionally, the operating income margins for selected international locations were negatively impacted by startup costs incurred for delayed projects.

OTHER SERVICES SEGMENT

         Revenue during the second fiscal quarter for the Company's other service lines, which primarily consist of specialty chemicals, tubular services and process and pipeline services, increased 6% from the same period of the previous year, effectively offsetting the revenue shortfall experienced in the first quarter versus the prior year's first quarter. Operating income margins as a percentage of revenue for these service lines declined to 5.2% in the six-month period ended March 31, 2000 versus 10.6% in the same period of the prior year. The tubular services line contributed most of the decrease since this service line, which normally contributes a higher profit margin percentage than the others in this segment, experienced revenue declines from the previous year as it was more heavily impacted by the drop in international drilling activity, most significantly in the North Sea. Also contributing to the operating income decline were job delays and higher startup costs in the process and pipeline services group for new projects that are beginning in the third fiscal quarter.

CAPITAL RESOURCES AND LIQUIDITY

     Net cash provided from operating activities for the six months ended March 31, 2000 was $49.2 million, an increase of $24.7 million from the comparable prior year's figure. Higher profitability was partially offset by increases in working capital, as a result of the rapid revenue growth in North America. This is in contrast to the liquidation of working capital balances in the same year-earlier period, due to the activity downturn in the first half of 1999.

     Net cash provided by investing activities for the six-month period was $90.7 million, compared to a net use of cash for investing activities in the year earlier period of $70.4 million. The increase is due primarily to proceeds received from a transaction involving the transfer of certain pumping service equipment assets in the first quarter of fiscal 2000. Subsequent to the transfer of equipment, the Company received $120.0 million, which was used to repay outstanding bank debt. As a result of the reduced debt, the Company is realizing a reduction in annual interest expense of approximately $7 million. The equipment is being used to provide services to the Company for its customers for which the Company is paying a service fee for a period of at least six, but not more than twelve, years. The transaction generated a deferred gain for book purposes of approximately $63 million, which is carried in "Other long-term liabilities", and is being amortized over a ten-year period. The taxable gain of $79.7 million was completely offset with net operating loss carryforwards. Excluding this transaction, investing activities declined by $41.2 million due primarily to the curtailment of capital spending beginning in mid-year 1999 caused by the depressed business environment. Capital expenditures for fiscal 2000 are expected to be well below the fiscal 1999 spending of $110.6 million. The actual amount of 2000 capital expenditures, currently estimated at $70 -80 million (excluding acquisitions), will be primarily geared towards maintenance capital and U.S. offshore and international expansion opportunities and are expected to be funded by cash flows from operating activities.

      Cash flows used for financing activities for the six months ended March 31, 2000 was $138.3 million, compared to cash flows provided by financing activities in the comparable year earlier period of $45.4 million. Together with the proceeds received from the sale of equipment discussed above and approximately $43 million received from the exercise of stock options, the Company used $144.0 million received through the private placement of 4.0 million shares of common stock to reduce outstanding debt by $325.5 million. In connection with the private placement, the Company also entered into privately negotiated option agreements pursuant to which it repurchased an equivalent number of shares in April 2000 for a total of $149.0 million. In April 2000, the Company utilized proceeds of $143.6 million from the exercise of outstanding warrants combined with borrowings under existing credit facilities, to fund the repurchase. A total of 4,787,852 warrants, at an exercise price of $15 per share (each warrant represented the right to purchase two shares) , were exercised before their expiration date of April 13, 2000, leaving only 8,224 issued and outstanding warrants which expired unexercised. The exercise of the warrants resulted in the issuance of 9,575,704 shares of common stock.

      Management strives to maintain low cash balances while utilizing available credit facilities to meet the Company's capital needs. Any excess cash generated has historically been used to pay down outstanding borrowings or fund the Company's stock repurchase program.
The Company has a committed, unsecured bank credit facility (the "Bank Credit Facility") which consists of a six-year term loan of approximately $70.2 million (currently drawn partially in Canadian dollars under a provision which is renewable annually at the option of the banks), which is repayable in 22 quarterly installments that began in March 1997, and a five year U.S. $225.0 million revolving facility available through June 2001. At March 31, 2000, borrowings outstanding under the Bank Credit Facility totaled $70.2 million, consisting solely of borrowings under the term loan. Principal reductions of term loans under the Bank Credit Facility are due in aggregate annual installments of $15.7 million, $31.3 million and $23.2 million in the years ending September 30, 2000, 2001 and 2002, respectively.

      In addition to the committed facility, the Company had $123.8 million in various unsecured, discretionary lines of credit at March 31, 2000, which expire at various dates in 2000. There are no requirements for commitment fees or compensating balances in connection with these lines of credit. Interest on borrowings is based on prevailing market rates. At March 31, 2000, there was $53.0 million in outstanding borrowings under these lines of credit.

      The Company also has issued and outstanding $125.0 million of unsecured 7% Notes due 2006.

      The Company's interest-bearing debt decreased to 18.2% of its total capitalization March 31, 2000, compared to 39.5% at September 30, 1999, due to repayment of borrowings from the proceeds received from the equipment sale and the private placement of common stock. The Bank Credit Facility includes various customary covenants and other provisions including the maintenance of certain profitability and solvency ratios and restrictions on dividend payments under certain circumstances, none of which materially restrict the Company's activities. Management believes that the Bank Credit Facility, combined with other discretionary credit facilities and cash flows from operations, provides the Company with sufficient capital resources and liquidity to manage its routine operations, meet debt service obligations and fund projected capital expenditures. If the discretionary lines of credit are not renewed, or if borrowings under these lines of credit otherwise become unavailable, the Company expects to refinance this debt by arranging additional committed bank facilities or through other long-term borrowing alternatives.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates, primarily in the United States and Canada. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. A portion of the Company's borrowings are denominated in foreign currencies which exposes the Company to market risk associated with exchange rate movements. When necessary, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no foreign exchange contracts outstanding at March 31, 2000. All items described are non-trading and are stated in U.S. dollars (in thousands).

                                                    EXPECTED MATURITY DATES                                FAIR VALUE
                                              2000       2001     2002     2003   THEREAFTER    TOTAL    MARCH 31, 2000
                                              ----       ----     ----     ----   ----------    -----    --------------
SHORT TERM BORROWINGS

Bank borrowings; US$ denominated            $2,627                                               $2,627           $2,627
Average variable interest rate -
10.00% at March 31, 2000

Bankers' acceptance notes; Canadian $
denominated                                $47,864                                              $47,864          $47,864
Average variable interest rate - 5.79%
at March 31, 2000

Bank borrowings; Deutsche mark
denominated                                 $1,004                                               $1,004           $1,004
Average variable interest rate - 4.00%
at March 31, 2000


LONG TERM BORROWINGS


Current term loan; Canadian $              $15,684     15,684                                   $31,368          $31,368
denominated
Variable interest rate - 5.76% at
March 31, 2000

Current Leases: US $ denominated              $318                                                 $318             $318
Variable interest rate - 6.18% at
March 31, 2000

Non-current term loan; Canadian $
denominated                                           $15,684   23,182                          $38,866          $38,866
Variable interest rate - 5.76% at
March 31, 2000

Non-current leases; US $ denominated                     $614      383      128                  $1,125           $1,125
Variable interest rate - 6.18% at
March 31, 2000

7% Series B Notes - US$ denominated                                                $124,555    $124,555         $118,870
Fixed interest rate - 7%


                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings

                  None

Item 2.    Changes in Securities

                  None

Item 3.    Defaults upon Senior Securities

                  None

Item 4.    Submission of Matters to a Vote of Security Holders

                  The Company held its Annual Meeting of Stockholders on January 27, 2000 in Houston, Texas. All nominated directors were elected, and amendments to the BJ Services Company 1990 Stock Incentive Plan, the BJ Services Company 1995 Incentive Plan and the BJ Services Company 1997 Incentive Plan were approved.

              (i)   Directors elected at the Annual Meeting:


                                       Votes in             Votes
                                         Favor            Withheld
                                         -----            --------
              CLASS I DIRECTORS

              John R. Huff             61,873,299          6,219,678
              R. A. LeBlanc            61,853,224          6,239,753
              Michael E. Patrick       61,870,763          6,222,214


              Directors with terms of office continuing after the Annual
              Meeting:

              CLASS II DIRECTORS

              Don D. Jordan
              Michael McShane

              CLASS III DIRECTORS

              L. William Heiligbrodt
              James L. Payne
              J. W. Stewart


                                                                     Votes in          Votes
                                                                       Favor          Withheld
                                                                       -----          --------
        (ii)
                 Amendment to the BJ Services
                 Company 1990 Stock Incentive Plan                  64,680,223       3,361,347

        (iii)
                 Amendment to the BJ Services
                 Company 1995 Incentive Plan                        64,673,829       3,341,076

        (iv)
                 Amendment to the BJ Services
                 Company 1997 Incentive Plan                        64,492,842       3,520,918


Item 5.    Other Information

                  None

Item 6.    Exhibits and Reports on Form 8-K.

                (a)  EXHIBITS.

                 10.28 Form of Amended and Restated Executive Severance Agreement between BJ Services Company and certain executive officers.

                  27.1 Financial Data Schedule


                (b)  REPORTS ON FORM 8-K.

                         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BJ Services Company
                                            (Registrant)



Date: May 12, 2000                BY\s\Michael Mcshane
                                  ----------------------------------------------
                                       Michael McShane
                                       Senior Vice President, Finance, Chief
                                       Financial Officer and Director (Principal
                                       Financial Officer)





Date: May 12, 2000                BY\s\Matthew D. Fitzgerald
                                  ----------------------------------------------
                                       Matthew D. Fitzgerald
                                       Vice President and Controller
                                       (Principal Accounting Officer)