Form 10-Q
period 2000-06-30
BJ SERVICES CO
filed 2000-08-14
CIK 864328

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period From       to       .
                                               -------  -------

                         COMMISSION FILE NUMBER 1-10570


                               BJ SERVICES COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                      63-0084140
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)


   5500 NORTHWEST CENTRAL DRIVE, HOUSTON, TEXAS                 77092
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 462-4239


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

There were 83,047,714 shares of the registrant's common stock, $.10 par value, outstanding as of August 9, 2000.

--------------------------------------------------------------------------------

                               BJ SERVICES COMPANY


                                      INDEX

PART I - FINANCIAL INFORMATION:

     Item 1. Financial Statements

         Consolidated Condensed Statement of Operations (Unaudited) - Three
                  and nine months ended June 30, 2000 and 1999                                                 3

         Consolidated Condensed Statement of Financial Position -
                  June 30, 2000 (Unaudited) and September 30, 1999                                             4

         Consolidated Statement of Stockholders' Equity - Nine months ended
                  June 30, 2000 (Unaudited)                                                                    5

         Consolidated Condensed Statement of Cash Flows (Unaudited) -
                  Nine months ended June 30, 2000 and 1999                                                     6

         Notes to Unaudited Consolidated Condensed Financial Statements                                        7

     Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                   12

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                                       19

PART II - OTHER INFORMATION                                                                                   20

                                                       PART I
                                                FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 JUNE 30,                       JUNE 30,
                                                           2000           1999             2000          1999
                                                       -----------     ------------   -------------  ------------
Revenue                                                $   371,294        $253,093       $1,116,869     $817,129
Operating expenses:
     Cost of sales and services                            291,365         236,031          873,072      705,569
     Research and engineering                                6,602           5,538           19,899       18,166
     Marketing                                              13,890          12,313           41,573       38,123
     General and administrative                             14,446          11,066           43,199       33,887
     Goodwill amortization                                   3,369           3,383           10,106       10,147
     Unusual charge                                                                                       39,695
                                                       -----------     -----------    -------------  -----------
        Total operating expenses                           329,672         268,331          987,849      845,587
                                                       -----------     -----------    -------------  -----------
Operating income (loss)                                     41,622         (15,238)         129,020      (28,458)
Interest expense                                            (3,845)         (7,613)         (15,829)     (23,014)
Interest income                                                507             180              756          479
Other income (expense) - net                                   (75)           (296)          (1,485)        (803)
                                                       ------------    ------------   -------------- ------------
Income (loss) before income taxes                           38,209         (22,967)         112,462      (51,796)
Income tax expense (benefit)                                12,301          (6,872)          36,768      (17,288)
                                                       -----------     ------------   -------------  ------------

Net income (loss)                                      $    25,908     $   (16,095)   $      75,694  $   (34,508)
                                                       ===========     ============   =============  ============

Earnings (loss) per share:
     Basic                                             $       .31     $      (.23)   $         .97  $      (.49)
     Diluted                                           $       .31     $      (.23)   $         .95  $      (.49)

Weighted average shares outstanding:
     Basic                                                  82,580          70,778           77,984       70,719
     Diluted                                                84,720          70,778           79,913       70,719





       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               BJ SERVICES COMPANY
               CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
                                 (IN THOUSANDS)

                                                                                  JUNE 30,       SEPTEMBER 30,
                                                                                    2000                1999
                                                                               -------------  ------------------
                                                                                 (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                                  $       4,231      $       3,924
     Receivables - net                                                                317,635            297,975
     Inventories:
         Product                                                                       52,482             46,995
         Work in process                                                                1,480              2,116
         Parts                                                                         56,162             48,176
                                                                                -------------      -------------
              Total inventories                                                       110,124             97,287
     Deferred income taxes                                                             15,455             15,668
     Other current assets                                                              29,414             24,109
                                                                                -------------      -------------
              Total current assets                                                    476,859            438,963
Property - net                                                                        583,769            659,717
Deferred income taxes                                                                 193,576            201,774
Goodwill  - net                                                                       479,613            489,736
Other assets                                                                           18,667             34,574
                                                                                -------------      -------------
                                                                                $   1,752,484      $   1,824,764
                                                                                =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $     136,453      $     128,422
     Short-term borrowings and current
         portion of long-term debt                                                     41,740            150,452
     Accrued employee compensation and benefits                                        46,762             37,749
     Income and other taxes                                                            24,721             25,439
     Accrued insurance                                                                 11,931             12,041
     Other accrued liabilities                                                         73,145             91,043
                                                                                -------------      -------------
         Total current liabilities                                                    334,752            445,146
Long-term debt                                                                        149,998            422,764
Deferred income taxes                                                                   6,246              6,578
Other long-term liabilities                                                           132,594             73,187
Stockholders' equity                                                                1,128,894            877,089
                                                                                -------------      -------------
                                                                                $   1,752,484      $   1,824,764
                                                                                =============      =============

       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               BJ SERVICES COMPANY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                          ACCUMULATED
                                                      CAPITAL                                             OTHER
                                          COMMON      IN EXCESS   TREASURY       UNEARNED       RETAINED  COMPREHENSIVE
                                          STOCK       OF PAR      STOCK          COMPENSATION   EARNINGS  INCOME        TOTAL
                                          ---------   ---------   -----------    ------------   --------  ------------- -------
                                                                   (IN THOUSANDS)
BALANCE, SEPTEMBER 30, 1999              $    7,638   $ 765,866    $(170,522)      $    (614)   $ 269,797    $     4,924 $  877,089
Comprehensive income:
    Net income                                                                                     75,694
    Other comprehensive income, net of
      tax
      Cumulative translation adjustments                                                                            (427)
Comprehensive income                                                                                                         75,267
Issuance of stock for:
    Warrants surrendered                        956     142,570                                                             143,526
    Stock options                                94      15,058                                                              15,152
Reissuance of treasury stock for:
    Stock options                                                     32,276                      (16,875)                   15,401
    Stock purchase plan                                               10,959                       (6,171)                    4,788
    Stock performance awards                             (1,302)       1,579                         (277)
    Private placement                                                131,997                       12,003                   144,000
Treasury stock purchased                                            (148,969)                                              (148,969)
Recognition of unearned compensation                                                   2,640                                  2,640
Revaluation of stock performance awards                     297                         (297)
Stock performance grant                                   3,651                       (3,651)
                                        -----------   ---------    ---------     ------------   ---------    ----------- ----------
BALANCE, JUNE 30, 2000                  $     8,688   $ 926,140    $(142,680)      $  (1,922)   $ 334,171    $     4,497 $1,128,894
                                        ===========   =========    =========     ============   =========    =========== ==========

     SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



                                                BJ SERVICES COMPANY
                             CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                   (IN THOUSANDS)


                                                                                         NINE MONTHS ENDED
                                                                                             JUNE 30,
                                                                                      2000              1999
                                                                                 ---------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                 $      75,694    $     (34,508)
Adjustments to reconcile net income (loss) to cash
     provided by operating activities:
     Amortization of unearned compensation                                                2,640              360
     Depreciation and amortization                                                       76,376           73,261
     Deferred income taxes (benefit)                                                     22,947          (32,338)
     Unusual charge - non cash                                                                            23,051
Changes in:
         Receivables                                                                    (17,337)          53,519
         Inventories                                                                    (14,257)          12,681
         Accounts payable                                                                 7,997          (55,530)
         Other current assets and liabilities                                           (21,720)          (1,313)
         Other - net                                                                      6,473          (10,872)
                                                                                  -------------    --------------
              Net cash provided by operating activities                                 138,813           28,311

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                                      (53,295)         (93,436)
Proceeds from disposal of assets                                                        125,609            4,097
Acquisition of business, net of cash acquired                                            (3,240)         (73,568)
                                                                                  -------------    -------------
              Net cash provided by (used for) investing activities                       69,074         (162,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) borrowings - net                                          (381,478)         136,261
Purchase of treasury stock                                                             (148,969)
Proceeds from warrant exercise                                                          143,526               54
Proceeds from issuance of stock                                                         179,341            4,333
                                                                                  -------------    -------------
              Net cash provided by (used for) financing activities                     (207,580)         140,648

Increase in cash and cash equivalents                                                       307            6,052
Cash and cash equivalents at beginning of period                                          3,924            1,625
                                                                                  -------------    -------------
Cash and cash equivalents at end of period                                        $       4,231    $       7,677
                                                                                  =============    =============


                         SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             BJ SERVICES COMPANY
      NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 GENERAL

In the opinion of management, the unaudited consolidated condensed financial statements for BJ Services Company (the "Company") include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position and stockholders' equity as of June 30, 2000, and the results of operations for each of the three-month and nine-month periods ended June 30, 2000 and 1999 and cash flows for each of the nine-month periods ended June 30, 2000 and 1999. The consolidated condensed statement of financial position at September 30, 1999 is derived from the September 30, 1999 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the nine-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Certain amounts for fiscal 1999 have been reclassified to conform to the current year presentation.

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

The following table presents information necessary to calculate earnings per share for the periods presented (in thousands except per share amounts):

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                 JUNE 30,                       JUNE 30,
                                                           2000           1999            2000           1999
                                                       -----------     -----------    -----------    -----------
Net income (loss)                                      $    25,908     $   (16,095)   $    75,694    $   (34,508)

Weighted-average common shares outstanding                  82,580          70,778         77,984         70,719
                                                       -----------     -----------    -----------    -----------

Basic earnings (loss) per share                        $       .31     $      (.23)   $       .97    $      (.49)
                                                       ===========     ===========    ===========    ===========

Weighted-average common and dilutive potential
     common shares outstanding:
     Weighted-average common shares
         outstanding                                        82,580          70,778         77,984         70,719
     Assumed exercise of stock options                       2,140              (1)         1,929             (1)
     Assumed exercise of warrants                                               (1)                           (1)
                                                       -----------     ------------   -----------    ------------
                                                            84,720          70,778         79,913         70,719
                                                       -----------     -----------    -----------    -----------

Diluted earnings (loss) per share                      $       .31     $      (.23)    $      .95    $      (.49)
                                                       ===========     ===========    ===========    ===========

 (1) Antidilutive because the Company incurred a net loss in this period.

As discussed in Note 7, in fiscal 2000 the Company has executed common stock transactions, including the April 2000 issuance of 9,575,704 shares of common stock upon exercise of warrants. Had these transactions occurred on October 1, 1999, basic earnings per share for the three and nine-month periods ended June 30, 2000 would have been $.31 and $.92, respectively, while diluted earnings per share would have been $.30 and $.90, respectively.

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

BUSINESS SEGMENTS

                                        U.S./MEXICO          INTERNATIONAL           OTHER
                                          PRESSURE              PRESSURE           OILFIELD
                                          PUMPING               PUMPING            SERVICES         CORPORATE            TOTAL
                                      -----------------     -----------------     ------------    --------------     ---------------
                                                                           (IN THOUSANDS)
THREE MONTHS ENDED JUNE 30, 2000

Revenues                                  $ 184,525            $ 140,363            $ 46,249      $       157          $  371,294
Operating income (loss)                      35,612                6,281               5,780           (6,051)             41,622

THREE MONTHS ENDED JUNE 30, 1999

Revenues                                  $ 101,377            $ 106,752            $ 43,361      $     1,603          $  253,093
Operating income (loss)                      (5,507)              (8,785)              4,330           (5,276)            (15,238)

NINE MONTHS ENDED JUNE 30, 2000

Revenues                                  $ 525,026            $ 462,514            $128,842      $       487          $1,116,869
Operating income (loss)                      93,001               51,756              10,102          (25,839)            129,020
Identifiable assets                         321,047              575,816             115,219          740,402           1,752,484

NINE MONTHS ENDED JUNE 30, 1999

Revenues                                  $ 325,677            $ 363,957            $125,391      $     2,104          $  817,129
Operating income (loss)                     (10,430)              13,751              13,033          (44,812)            (28,458)
Identifiable assets                         359,482              577,013             113,304          756,819           1,806,618

                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                      JUNE 30,                             JUNE 30,
                                          -------------------------------    ------------------------------------
                                              2000              1999               2000                1999
                                          ------------     --------------    ----------------    ----------------
Total operating profit (loss) for
   reportable segments                      $ 41,622        $  (15,238)        $   129,020        $  (28,458)
Interest income (expense) - net               (3,338)           (7,433)            (15,073)          (22,535)
Other income (expense) - net                     (75)             (296)             (1,485)             (803)
                                          -----------      ------------      --------------      ------------
Income (loss) before income taxes          $  38,209        $  (22,967)      $      112,462       $  (51,796)
                                           =========        ===========      ==============       ===========

NOTE 4 COMPREHENSIVE INCOME

The components of comprehensive net income (loss), net of tax, are as follows in thousands:

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                            2000           1999             2000         1999
                                                       --------------   -----------     ------------   --------
Net income (loss) attributable to
   common stockholders                                 $     25,908     $   (16,095)    $    75,694    $   (34,508)
Change in cumulative translation adjustment                     200          (2,018)           (427)        (5,518)
                                                       ------------     ------------    ------------   ------------
Comprehensive net income (loss)                        $     26,108     $   (18,113)    $    75,267    $   (40,026)
                                                       ============     ============    ===========    ============

NOTE 5 UNUSUAL CHARGE

During the nine months ended June 30, 1999, the Company recorded a pretax unusual charge of $39.7 million ($26.0 million after tax, or $.36 per diluted share) to reflect changes in its operations as a result of the downturn in oilfield drilling activity. The components of the unusual charge were as follows (in thousands):

                           Asset impairments (non cash)                  $23,051
                           Severance and related benefits                 12,798
                           Facility closures and other                     3,846
                                                                       ---------
                                                                         $39,695
                                                                       =========

The asset impairment of $23.1 million primarily related to certain equipment previously utilized in the Company's U.S. operations which was held for sale, or had been decommissioned and salvaged for spare parts. The severance and related benefits costs related to the involuntary termination of approximately 1,100 employees worldwide. The facility closures and other costs primarily represent remaining lease obligations related to the closure of several locations in the oil producing regions of the U.S. and also one location in Latin America, and costs incurred during the first nine months of fiscal 1999 for the relocation of equipment and personnel resulting from the closing of these facilities. Except for the remaining lease obligations of $.5 million related to the closure of locations, all expenditures for this provision were made as of September 30, 1999. The unexpended provision for remaining lease obligations related to the closure of locations was $.1 million at June 30, 2000.

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

NOTE 7 STOCKHOLDERS' EQUITY

In October 1999, the Company reissued 4,027,972 shares of treasury stock through a private placement with certain financial institutions. The proceeds from the private placement of $144.0 million were used to pay down outstanding debt. The Company also entered into privately negotiated option agreements pursuant to which it repurchased an equivalent number of shares in April 2000 for a total of $149.0 million. The Company utilized proceeds of $143.5 million from the exercise of outstanding warrants to fund the repurchase. These warrants were exercised in April 2000 at an exercise price of $15 per share. Each warrant represented the right to purchase two shares. A total of 9,575,704 shares of common stock were issued upon exercise of these warrants.

NOTE 8 NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and therefore had no effect on the Company's fiscal 2000 financial statements. Management does not believe that the adoption of this standard at the beginning of fiscal year 2001 will have a material impact on the Company's financial position.

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

         Due to "aging" oilfields and lower-cost sources of oil internationally, drilling activity in the United States has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986, 1992 and again in early-1999. U.S. drilling activity levels bottomed out in April 1999 and subsequently recovered to exceed the previous year's levels by October 1999. Despite the recovery in the latter half of fiscal 1999, the U.S. average fiscal 1999 active rig count represented the lowest in history and was down 34% from the average level of both fiscal 1997 and 1998. The recovery in U.S. drilling has continued in fiscal 2000. For the nine-month period ended June 30, 2000, the active U.S. rig count averaged 795 rigs, a 35% increase over the same period in fiscal 1999. Most of this increase came from rigs drilling for gas, which increased 42% from the same period of the previous year. The average number of rigs drilling for oil increased 16% during the same period.

         Drilling activity outside North America has historically been less volatile than domestic drilling activity. Due to low oil prices during most of the year, international drilling activity also reached record low levels during 1999 as each of the Company's international regions experienced double-digit activity declines. While Canadian drilling activity began to recover during the last half of 1999, drilling activity in many other international regions is not expected to significantly recover until 2001. Active international drilling rigs (excluding Canada) averaged 592 rigs during the nine-month period ended June 30, 2000, a decrease of 7% from the same period of the previous year. The North Sea and Asia Pacific regions have experienced the largest declines. Due primarily to the recovery in oil prices, however, Canadian drilling activity continued the recovery begun in late 1999. Canada averaged 342 active drilling rigs for the nine-month period ended June 30, 2000, up 72% from the same period of the previous year.

ACQUISITION

         On June 28, 1999, the Company completed the acquisition of selected assets and subsidiaries of Fracmaster Ltd. ("Fracmaster"), an oilfield services company based in Calgary, Alberta with operations in Canada, the United States, Russia and China. The acquisition was completed for a total purchase price of $78.4 million. To date, the acquisition of Fracmaster has primarily impacted the Company's operations in Canada and Russia.

RESULTS OF OPERATIONS

The following table sets forth selected key operating statistics reflecting industry rig count and the Company's financial results:

                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                       JUNE 30,                            JUNE 30,
                                                                2000             1999              2000              1999
                                                            -------------    --------------    -------------    ----------------
Rig Count: (1)
  U.S.                                                           842              523              795               588
  International                                                  837              701              934               831
Revenue per rig (in thousands)                                  $221.1           $206.8          $ 645.9           $ 575.8
Revenue per employee (in thousands)                             $ 42.9           $ 36.9          $ 134.2           $ 110.3
Percentage of gross profit to revenue (2)                         21.5%             6.7%            21.8%             13.7%
Percentage of research and engineering
  expense to revenue                                               1.8%             2.2%             1.8%              2.2%
Percentage of marketing expense to revenue                         3.7%             4.9%             3.7%              4.7%
Percentage of general and administrative
  expense to revenue                                               3.9%             4.4%             3.9%              4.1%

(1) Industry estimate of drilling activity as measured by average active rigs.
(2) Gross profit represents revenue less cost of sales and services.

         REVENUE: The Company's revenue for the quarter ended June 30, 2000 was $371.3 million, an increase of 47% from prior year's third fiscal quarter. For the nine-month period ended June 30, 2000, the Company's revenue was $1.1 billion, an increase of 37% from the same period of fiscal 1999. The increases were primarily due to increased North American drilling and workover activity and benefits from the acquisition of Fracmaster in June 1999. Also contributing to the revenue increases was an improvement in U.S. revenue per active rig. This occurred because independent oil companies, with whom the Company has a stronger market position, contributed most of the increase in U.S. drilling activity. In addition, the Company's average job size increased during this period due to larger fracturing treatments. Management expects the Company to continue to achieve revenue improvement in each of the remaining quarters of calendar 2000 compared with the comparable quarters of the previous year.

         OPERATING INCOME: For the quarter ended June 30, 2000, the Company's operating income was $41.6 million compared to an operating loss of $15.2 million in the same period of the previous year. Prior year's third quarter operating loss was due primarily to $16.7 million of costs resulting from the acquisition of Fracmaster, and additional severance costs and asset writedowns primarily associated with the Company's international operations, all of which were included in cost of sales. For the nine months ended June 30, 2000, the Company recorded operating income of $129.0 million compared to an operating loss of $28.5 million in the comparable period of fiscal 1999. The prior year's loss for the nine-month period was primarily a result of the Company's recording a pretax unusual charge of $39.7 million ($.36 per diluted share after-tax), comprised of $12.8 million of severance costs, $23.1 million of asset writedowns and $3.8 million of other costs associated with the downturn in the oilfield services industry, as well as the $16.7 million charge discussed above.

         The Company's gross profit margins for the quarter increased to 21.5% from 6.7% in the prior year's third fiscal quarter. Increased profitability in the U.S. resulting from increased activity, improved pricing and the impact of prior year's cost reduction programs more than offset a higher loss in Canada for the quarter compared to the same quarter of 1999. The increased loss in Canada during the third quarter was due to a greater impact of the decreased revenues during the "Spring breakup period" since the Company's Canadian overhead is much larger following the acquisition of Fracmaster in June 1999. Gross margins for the third fiscal quarter of 1999 were also negatively impacted by the $16.7 million non-recurring charge which was reflected in cost of sales. For the nine-month period ended June 30, 2000, the Company's gross profit margins increased to 21.8% from 13.7% for the same period of fiscal 1999. The margin improvement for the nine-month period is primarily a result of increased North American drilling and workover activity, pricing improvement in the U.S., the impact of cost reduction programs implemented during 1999 and the $16.7 million charge that reduced operating margins in the comparable 1999 period.

         The margin improvement was partially offset by increased research and engineering, marketing and general and administrative expenses which increased by $6.0 million and $14.5 million compared with the prior year's third quarter and nine-month periods, respectively, due primarily to higher accruals for incentive bonuses which are based upon the Company's earnings and stock price. Each of these other operating expenses, however, declined as a percentage of revenue for both the three and nine-month periods.

         OTHER: Interest expense decreased by $3.8 million and $7.2 million, respectively, compared with the same three and nine-month periods of the previous year due to lower borrowings resulting from improved cash flows; as well as debt reduction using proceeds from an equipment refinancing transaction and a private placement of common stock, both of which were completed in the Company's first fiscal quarter (see also Capital Resources and Liquidity).

         INCOME TAXES: The Company's effective tax rate was 33% for both the nine-month periods ended June 30, 2000 and 1999.

U.S./MEXICO PRESSURE PUMPING SEGMENT

         The Company's U.S./Mexico pressure pumping revenues for the three and nine-month periods ended June 30, 2000 increased by 82% and 61%, respectively, from the comparable prior year periods. The Company's U.S. operations contributed all of the increase, up 97% for the quarter and 71% for the first nine months of fiscal 2000 compared to the same periods of fiscal 1999 despite drilling activity increasing only 61% and 35% during the same periods, respectively. The improvement resulted primarily from a resumption of business from independent operators due to higher commodity prices and from larger fracturing treatments. U.S. workover activity, especially coiled tubing and acidizing work, also was strong during the three and nine-month periods ended June 30, 2000, increasing 37% and 26%, respectively, over the same periods of the previous year.

         U.S./Mexico pressure pumping operating income was $35.6 million in the third quarter of fiscal 2000 compared to an operating loss of $5.5 million in the same period of the previous year. For the nine-month period ended June 30, 2000, U.S./Mexico pressure pumping operating income was $93.0 million, compared to an operating loss of $10.4 million during the same year earlier period. The improvements were due primarily to increased drilling and workover business, combined with better utilization of personnel and equipment as a result of cost reduction measures implemented in fiscal 1999. On a year-over-year basis, pricing improved approximately 9% primarily as a result of the aforementioned higher activity levels and a price book increase implemented during November 1999. Since the US drilling market has improved, the Company expects to realize increased pricing for its services. As a result, the Company is implementing a 14% price book increase in the US effective September 1, 2000. The ultimate realization of improved pricing, however, will be dependent on the level of discounts off this price book that will be offered to customers.

INTERNATIONAL PRESSURE PUMPING SEGMENT

         Revenues for the Company's international pressure pumping operations for the quarter ended June 30, 2000 were $140.4 million, an increase of 31% compared with the third fiscal quarter of 1999. This increase was due mostly to the addition of the former Fracmaster operations in Canada and Russia where quarterly revenues for both countries more than doubled those of the same quarter of 1999. In addition, Latin America revenues increased by 32%. For the nine-month period ended June 30, 2000, international pressure pumping revenue increased by 27% over the same period of fiscal 1999. Excluding Canada, where revenues increased 142%, international pressure pumping revenues for the nine-month period ended June 30, 2000 were up 2% compared with the same period of the prior year despite a 7% decline in drilling activity. Continued weakness in drilling activity most significantly impacted the Company's operations in its Asia Pacific region. As a result of new contracts and improving activity in selected locations, management believes activity levels have reached bottom and expects quarterly revenue increases over the prior year's comparable periods in its international pressure pumping revenues during the remainder of calendar 2000.

         Operating income margins for the Company's international pressure pumping operations were 4.5% of revenue for the quarter ended June 30, 2000 compared to a loss of 8.2% for the same fiscal quarter of 1999. Excluding the Company's Canadian operations, which had a higher loss in the third quarter of 2000 compared to the same period of 1999, operating income for the Company's international pressure pumping operations was $10.0 million, compared to a loss of $2.0 million for the same quarter of 1999. The improvement was primarily due to the non-recurring charge which reduced operating margins for the Company's international pressure pumping operations by $9.5 million in the third quarter of fiscal 1999. The higher loss in Canada in the quarter ended June 30, 2000 resulted from carrying greater overhead during the "Spring breakup period" due to the increased size of the operations following the acquisition of Fracmaster in 1999. For the nine-month period ended June 30, 2000, operating income margins were 11.2% compared to 3.8% for the same period of the prior year. In addition to the impact on improved margins from the non-recurring charge made in 1999, operating income margins in Canada for the nine-month period ended June 30, 2000 increased as a result of efficiencies gained through full equipment and personnel utilization leading up to the seasonal Spring breakup period. These gains, however, were partially offset by lower pricing outside North America and margin decreases in the Company's Europe/Africa region due to reduced North Sea activity (where the Company's vessel operations have a relatively high fixed cost base), and shutdown costs incurred in closing a facility in Germany during the first quarter of fiscal 2000. Additionally, the operating income margins for the Company's Middle East region were negatively impacted by startup costs incurred for delayed projects.

OTHER SERVICES SEGMENT

         Revenue during the third fiscal quarter for the Company's other service lines, which primarily consist of specialty chemicals, tubular services and process and pipeline services, increased 7% from the same period of the previous year. Revenue for these service lines increased 3% for the nine-month period ended June 30, 2000 compared to the same period of fiscal 1999. Operating income margins as a percentage of revenue for these service lines declined to 7.8% in the nine-month period ended June 30, 2000 versus 10.4% in the same period of the prior year. The tubular services line contributed most of the decrease since this service line, which normally contributes a higher profit margin percentage than the others in this segment, experienced revenue declines from the previous year as it was more heavily impacted by the drop in international drilling activity, most significantly in the North Sea. Also contributing to the operating income decline were job delays and higher startup costs in the process and pipeline services group for new projects that began in the third fiscal quarter.

CAPITAL RESOURCES AND LIQUIDITY

         Net cash provided from operating activities for the nine months ended June 30, 2000 was $138.8 million, an increase of $110.5 million from the comparable prior year's figure. Higher profitability was partially offset by increases in working capital, as a result of the rapid revenue growth in North America. This is in contrast to the liquidation of working capital balances in the same year-earlier period, due to the activity downturn in 1999.

         Net cash provided by investing activities for the nine-month period was $69.1 million, compared to a net use of cash for investing activities in the year earlier period of $162.9 million. The increase is due primarily to proceeds received from a transaction involving the transfer of certain pumping service equipment assets in the first quarter of fiscal 2000. Subsequent to the transfer of equipment, the Company received $120.0 million, which was used to repay outstanding bank debt. As a result of the reduced debt, the Company is realizing a reduction in annual interest expense of approximately $7 million. The equipment is being used to provide services to the Company for its customers for which the Company is paying a service fee for a period of at least six, but not more than twelve, years. The transaction generated a deferred gain for book purposes of approximately $63 million, which is carried in "Other long-term liabilities", and is being amortized over a ten-year period. The taxable gain of $79.7 million was completely offset with net operating loss carryforwards. Excluding this transaction, investing activities declined by $112.0 million due to the curtailment of capital spending beginning in mid-year 1999 caused by the depressed business environment, and because the prior year's investing activities included the acquisition of Fracmaster. Capital expenditures for fiscal 2000 are expected to be well below the fiscal 1999 spending of $110.6 million. The actual amount of 2000 capital expenditures, currently estimated at $70 -80 million (excluding acquisitions), will be primarily geared towards maintenance capital and U.S. offshore and international expansion opportunities and are expected to be funded by cash flows from operating activities.

         Cash flows used for financing activities for the nine months ended June 30, 2000 was $207.6 million, compared to cash flows provided by financing activities in the comparable year earlier period of $140.6 million. Financing activities included a private placement of 4.0 million shares of common stock in October 1999 and the exercise of stock option, which together generated proceeds of $179.3 million. In connection with the private placement, the Company also entered into privately negotiated option agreements pursuant to which it repurchased an equivalent number of shares in April 2000 for a total of $149.0 million. In April 2000, the Company utilized proceeds of $143.5 million from the exercise of outstanding warrants, combined with borrowings under existing credit facilities, to fund the repurchase. A total of 4,787,852 warrants, at an exercise price of $15 per share (each warrant represented the right to purchase two shares), were exercised before their expiration date of April 13, 2000, leaving only 8,224 issued and outstanding warrants which expired unexercised. The exercise of the warrants resulted in the issuance of 9,575,704 shares of common stock. These financing activities, along with the cash provided by operating and investing activities, allowed the Company to reduce outstanding borrowings by $381.5 million.

         Management strives to maintain low cash balances while utilizing available credit facilities to meet the Company's capital needs. Any excess cash generated has historically been used to pay down outstanding borrowings or fund the Company's stock repurchase program. The Company has a committed, unsecured bank credit facility (the "Bank Credit Facility") which consists of a six-year term loan of approximately $55.2 million (currently drawn partially in Canadian dollars under a provision which is renewable annually at the option of the banks), which is repayable in 22 quarterly installments that began in March 1997, and a five year U.S. $225.0 million revolving facility available through June 2001. At June 30, 2000, borrowings outstanding under the Bank Credit Facility totaled $55.2 million, consisting solely of borrowings under the term loan. Principal reductions of term loans under the Bank Credit Facility are due in aggregate annual installments of $7.7 million, $30.8 million and $16.7 million in the years ending September 30, 2000, 2001 and 2002, respectively.

         In addition to the committed facility, the Company had $152.3 million in various unsecured, discretionary lines of credit at June 30, 2000, which expire at various dates in 2000. There are no requirements for commitment fees or compensating balances in connection with these lines of credit. Interest on borrowings is based on prevailing market rates. At June 30, 2000, there was $11.9 million in outstanding borrowings under these lines of credit.

         The Company also has issued and outstanding $125.0 million of unsecured 7% Notes due 2006.

         The Company's interest-bearing debt decreased to 14.5% of its total capitalization June 30, 2000, compared to 39.5% at September 30, 1999, due to repayment of borrowings from cash flows from operations, the proceeds received from the equipment sale, the private placement of common stock, warrant exercises and stock option exercises. The Bank Credit Facility includes various customary covenants and other provisions including the maintenance of certain profitability and solvency ratios and restrictions on dividend payments under certain circumstances, none of which materially restrict the Company's activities. Management believes that the Bank Credit Facility, combined with other discretionary credit facilities and cash flows from operations, provides the Company with sufficient capital resources and liquidity to manage its routine operations, meet debt service obligations and fund projected capital expenditures. If the discretionary lines of credit are not renewed, or if borrowings under these lines of credit otherwise become unavailable, the Company expects to refinance this debt by arranging additional committed bank facilities or through other long-term borrowing alternatives.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates, primarily in the United States and Canada. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. A portion of the Company's borrowings are denominated in foreign currencies which exposes the Company to market risk associated with exchange rate movements. When necessary, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no foreign exchange contracts outstanding at June 30, 2000. All items described are non-trading and are stated in U.S. dollars (in thousands).

                                                    EXPECTED MATURITY DATES                                FAIR VALUE
                                           2000       2001      2002     2003     THEREAFTER    TOTAL      JUNE 30, 2000
                                           ----       ----      ----     ----     ----------    -----      -------------
SHORT TERM BORROWINGS

Bank borrowings; US $ denominated          $ 6,385                                             $  6,385         $  6,385
Average variable interest rate -
10.50% at June 30, 2000

Bankers' acceptance notes; Canadian $
denominated                                $ 3,272                                             $  3,272         $  3,272
Average variable interest rate - 7.5%
at June 30, 2000

Bank borrowings; Deutsche mark
denominated                                 $  967                                             $    967         $    967
Average variable interest rate - 4.75%
at June 30, 2000


LONG TERM BORROWINGS


Current term loan; Canadian $
denominated                                $ 7,700     23,098                                  $ 30,798         $ 30,798
Variable interest rate - 6.30%  at
June 30, 2000

Current leases: US $ denominated           $ 318                                               $    318         $    318
Variable interest rate - 6.18% at
June 30, 2000

Non-current term loan; Canadian $
denominated                                           $ 7,700   16,682                         $ 24,382         $ 24,382
Variable interest rate - 6.30% at
June 30, 2000

Non-current leases; US $ denominated                  $  531       383      128                $  1,042         $  1,042
Variable interest rate - 6.18% at
June 30, 2000

7% Series B Notes - US $ denominated                                               $124,574    $124,574         $119,314
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

                                        BJ Services Company
                                                  (Registrant)



Date: August 14, 2000                   BY\s\Margaret Barrett Shannon
                                        ----------------------------------------
                                             Margaret Barrett Shannon
                                             Vice President and General Counsel





Date: August 14, 2000                   BY\s\Matthew D. Fitzgerald
                                        ----------------------------------------
                                             Matthew D. Fitzgerald
                                             Vice President and Controller
                                             (Principal Accounting Officer)