Form 10-K
period 2000-09-30
BJ SERVICES CO
filed 2000-12-18
CIK 864328

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2000
                                       OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period From    to    .

                               ----------------

                         Commission file number 1-10570

                               ----------------

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

                               ----------------

          Securities Registered Pursuant to Section 12(b) of the Act:

            Title of each class       Name of each exchange on which registered
            -------------------       -----------------------------------------
        Common Stock $.10 par value            New York Stock Exchange
      Preferred Share Purchase Rights          New York Stock Exchange
        7% Series B Notes due 2006             New York Stock Exchange

        Securities Registered Pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  [X]   NO  [_].

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

   At December 1, 2000, the registrant had outstanding 82,108,985 shares of Common Stock, $.10 par value per share. The aggregate market value of the Common Stock on such date (based on the closing prices in the daily composite list for transactions on the New York Stock Exchange) held by nonaffiliates of the registrant was approximately $4,446,792,188.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held January 25, 2001 are incorporated by reference into
Part III.

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

   In April 1995, the Company completed the acquisition of The Western Company of North America ("Western" and the "Western Acquisition") which provided the Company with a greater critical mass with which to compete in both domestic and international markets and the realization of significant consolidation benefits. The Western Acquisition increased the Company's then existing total revenue base by approximately 75% and more than doubled the Company's then existing domestic revenue base. In addition, in excess of $40 million in annual overhead and redundant operating costs were eliminated annually by combining the two companies.

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

   During the year ended September 30, 2000, the Company generated approximately 86% of its revenue from pressure pumping services and 14% from product and equipment sales and other oilfield services. Over the same period, the Company generated approximately 52% of its revenue from U.S. operations and 48% from international operations.

Pressure Pumping Services

 Cementing Services

   The Company's cementing services, which accounted for approximately 32% of the Company's total revenue during 2000, consist of blending high-grade cement and water with various solid and liquid additives to create a slurry that is pumped into a well between the casing and the wellbore. The additives and the properties of the slurry are designed to achieve the proper cement set up time, compressive strength and fluid loss control, and vary depending upon the well depth, downhole temperatures and pressures, and formation characteristics.

   The Company provides central, regional and district laboratory testing services to evaluate slurry properties, which vary with cement supplier and local water sources. Job design recommendations are developed by the Company's field engineers to achieve desired comprehensive strength and bonding characteristics.

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

 Stimulation Services

   The Company's stimulation services, which accounted for approximately 54% of the Company's total revenue during 2000, consist of fracturing, acidizing, sand control, nitrogen, coiled tubing and downhole tool services. These services are designed to improve the flow of oil and natural gas from producing formations and are summarized as follows:

   Fracturing. Fracturing services are performed to enhance the production of oil and natural gas from formations having such permeability that the natural flow is restricted. The fracturing process consists of pumping a fluid gel into a cased well at sufficient pressure to "fracture" the formation. Sand, bauxite or synthetic proppant which is suspended in the gel is pumped into the fracture to prop it open. The size of a fracturing job is generally expressed in terms of the pounds of proppant, which can exceed 200,000 lbs. The main pieces of equipment used in the fracturing process are the blender, which blends the proppant and chemicals into the fracturing fluid, the pumping unit, which is capable of pumping significant volumes at high pressures, and a monitoring van loaded with real time monitoring equipment and computers used to control the fracturing process. The Company's fracturing pump units are capable of pumping slurries at pressures of up to 15,000 pounds per square inch at rates of up to four barrels per minute. During 2000, the Company introduced and successfully field tested the Gorilla(TM) pumping unit, a 2700 hydraulic horsepower frac trailer. This unit provides the most efficient, highest horsepower pump available in the service industry. In some cases, fracturing is performed by an acid solution pumped under pressure without a proppant or with small amounts of proppant.

   An important element of fracturing services is the design of the fracturing treatment, which includes determining the proper fracturing fluid, proppants and injection program to maximize results. The Company's field engineering staff provides technical evaluation and job design recommendations as an integral element of its fracturing service for the customer. Technological developments in the industry over the past several years have focused on proppant concentration control (i.e., proppant density), liquid gel concentrate capabilities, computer design and monitoring of jobs and cleanup properties for fracturing fluids. The Company also introduced equipment to respond to these technological advances. In 1998, the Company introduced a low polymer fracturing fluid (Vistar(TM)) designed to provide greater fracture length with minimal polymer residue. Vistar(TM) was commercialized in 1999 and is now used in over 50% of the Company's U.S. frac treatments.

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

   The Company participates in the offshore stimulation market through the use of skid-mounted pumping units and through operation of several stimulation vessels including one in the North Sea, three in the Gulf of Mexico and four in South America.

   The Company believes that as production continues to decline in key producing fields of the U.S. and certain international regions, the demand for fracturing and other stimulation services is likely to increase. The Company has been increasing its pressure pumping capabilities in certain international markets over the past several years.

Other Services

   The Company's other services, including product and equipment sales for cementing and stimulation services, as well as the following services, accounted for approximately 14% of the Company's total revenue in 2000. Such products and equipment sales to customers are generally made in areas where pressure pumping services are primarily provided by local service companies. Other than in its specialty chemical business, the Company generally does not sell proprietary products to other companies involved in well servicing.

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

   Principal materials utilized in the pressure pumping business include cement, fracturing proppants, acid and bulk chemical additives. Generally these items are available from several suppliers and the Company utilizes more than one supplier for each item. The Company also produces certain of its specialized pressure pumping products through company-owned blending facilities in Germany, Singapore and Canada. Sufficient material inventories are maintained to allow the Company to provide on-call services to its customers to whom the materials are resold in the course of providing pressure pumping services. Repair parts and maintenance items for pressure pumping equipment are carried in inventory to ensure continued operations without significant downtime caused by parts shortages. The Company has experienced only intermittent tightness in supply or extended lead times in obtaining necessary supplies of these materials or replacing equipment parts and does not anticipate any chronic shortage of any of these items in the foreseeable future.

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

Engineering and Support Services

   The Company maintains two primary research and development centers--one in Tomball, Texas (near Houston) and the other in Calgary, Alberta. The Company's research and development organization is divided into five distinct areas-- Petroleum Engineering, Software Applications, Instrumentation Engineering, Mechanical Engineering and Coiled Tubing Engineering.

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

   Instrumentation Engineering. The pressure pumping industry utilizes an array of monitoring and control instrumentation as an integral element of providing cementing and stimulation services. The Company's monitoring and control instrumentation, developed by its instrumentation engineering group, complements its products and equipment and provides customers with desired real-time monitoring of critical applications.

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

   Coiled Tubing Engineering. The coiled tubing engineering group is located in Calgary, Alberta. This group provides most of the support and research and development activities for the Company's coiled tubing services. Development work for drilling applications (DUCT(TM)) involves using coiled tubing directional drilling technology for completions and directional underbalanced drilling. The Company is also actively involved in the ongoing development of downhole tools that may be run on coiled tubing, including rotary jetting equipment and through-tubing inflatable packer systems. The Company's SandVac(TM) system is a licensed jet pump system used with concentric coiled tubing to clean unwanted sand from horizontal wells. The tool and coiled tubing configuration allow sand to be drawn into the system and brought to surface through a cleaning process analogous to a vacuum.

Manufacturing

   In addition to the engineering facility, the Company's research and technology center near Houston also houses its main equipment and instrumentation manufacturing facility. This operation currently occupies approximately 345,000 square feet and includes complete fabrication, engine and transmission rebuilding, pump manufacturing, assembly, warehousing, laboratory, training and engineering capabilities. The Company also has smaller manufacturing capabilities in several international locations. The Company employs outside vendors for manufacturing of its coiled tubing units and certain fabrication work, but is not dependent on any one source.

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

   The Company's principal customers consist of major and independent oil and natural gas producing companies. During 2000, the Company provided oilfield services to several thousand customers, none of which accounted for more than 5% of consolidated revenues. While the loss of certain of the Company's largest customers could have a material adverse effect on Company revenues and operating results in the near term, management believes the Company would be able to obtain other customers for its services in the event of a loss of any of its largest customers.

   United States. The United States represents the largest single oilfield services market in the world. The Company provides its pressure pumping services to its U.S. customers through a network of over 50 locations throughout the U.S., a majority of which offer both cementing and stimulation services. Demand for the Company's pressure pumping services in the U.S. is primarily driven by oil and natural gas drilling activity, which tends to be extremely volatile depending on the current and anticipated prices of oil and natural gas. Due to aging oilfields and lower-cost sources of oil internationally, drilling activity in the U.S. has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986 and 1992 and again in 1999. During most of the 1990's, excess capacity among pumping service companies has generally resulted in the inability to generate adequate returns on new capital investments. To improve returns in this environment, management believes it is important to operate with a greater "critical mass" in the key U.S. markets. This conclusion led to the decision to consolidate the Company's operations with those acquired from Western, which had a larger presence in the U.S., and with operations acquired from Nowsco. Despite a recovery in the latter half of fiscal 1999, the U.S. average fiscal 1999 active rig count represented the lowest in history and was down 34% from the previous fiscal year. The recovery in U.S. drilling continued in fiscal 2000 as the active rig count averaged 842 rigs, a 40% increase over fiscal 1999. Most of the increase occurred in the number of rigs drilling for gas, which increased 48% over the previous year, while the average number of rigs drilling for oil increased 16%. This recovery has continued into fiscal 2001 due to exceptionally strong oil and natural gas prices.

   International. The Company operates in over 40 countries in the major international oil and natural gas producing areas of Latin America, Europe, Africa, Southeast Asia, Canada and the Middle East. The Company generally provides services to its international customers through wholly-owned foreign subsidiaries. Additionally, the Company holds certain controlling and minority interests in several joint venture companies, through which it conducts a portion of its international operations. With the acquisition of Fracmaster Ltd. in June 1999, the Company's Canadian operations now represent its largest international operation with over 14% of consolidated revenue in fiscal 2000.

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

   The Company now operates in most of the major oil and natural gas producing regions of the world. International operations are subject to special risks that can materially affect the sales and profits of the Company, including currency exchange rate fluctuations, the impact of inflation, governmental expropriation, exchange controls, political instability and other risks. Certain international locations bill their services in local currency, however, the majority of the Company's international services are billed in U.S. dollars.

Employees

   At September 30, 2000, the Company had a total of 9,265 employees. Approximately 58% of the Company's employees were employed outside the United States.

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

   The Company has implemented and continues to implement various procedures to further assure its compliance with environmental regulations. Such procedures generally pertain to the operation of underground storage tanks, disposal of empty chemical drums, improvement to acid and wastewater handling facilities and cleaning of certain areas at the Company's facilities. The estimated future cost for such procedures is $7.0 million which will be incurred over a period of several years, and for which the Company has provided appropriate reserves. In addition, the Company maintains insurance for certain environmental liabilities which the Company believes is reasonable based on its knowledge of the industry.

   The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," imposes liability without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. Certain third-party owned disposal facilities used by the Company or its predecessors have been investigated under state and federal Superfund statutes, and the Company is currently named as a potentially responsible party for cleanup at five such sites. Although the Company's level of involvement varies at each site, in general, the Company is one of numerous parties named and will be obligated to pay an allocated share of the cleanup costs. While it is not feasible to predict the outcome of these matters with certainty, management is of the opinion that their ultimate resolution should not have a material effect on the Company's operations or financial position.

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

   In 1991, the Company introduced a borate-based fracturing fluid, Spectra Frac(R) G, which is being widely used in the U.S. stimulation market and the North Sea. In 1993, this product was complemented with two additional fracturing fluids, Spartan Frac(R) and Medallion Frac(R), which have expanded the Company's services line offering to cover a broader range of economic and downhole design variables. During 1994, the Company commercialized a proprietary enzyme process used in conjunction with the three fracturing fluids. These "enzyme breakers" significantly enhance the production of oil and natural gas in a wide range of wells. During 1998, the Company introduced a low polymer fracturing fluid (Vistar(TM)) designed to provide greater fracture length with minimal polymer residue. This product has been successfully utilized in a wide variety of applications since 1998. During 1999 and 2000, the Company successfully introduced and field tested a low and mid stress range deformable particle (FlexSand(TM)) designed to prevent proppant flowback and extend the life of the fracturing treatment.

   During 2000, the Company developed and successfully field tested a continually mixed, crosslinked hydrochloric acid system, XL Acid(R). XL Acid(R) provides deep penetration of live acid to effectively etch large areas of the formation.

   To address the trend towards more deepwater completions, the Company has developed DeepSet(TM), a cementing system designed to handle low sea floor temperatures, and new automated foam cementing equipment designed to address shallow water flows typically found in deepwater environments.

   During 2000, the Company successfully field tested the TST-3(TM) service packer. This packer provides the latest in service tool technology and operational efficiency.

   The testing and development of new products is an integral part of the Company's pipeline inspection and coiled tubing businesses. Developments also include a MFL corrosion inspection tool; ROTO-JET(R), a tool for use in wellbore scale removal; SandVac(TM), a licensed jet pump system used to clean unwanted sand from horizontal wells, and various downhole tools and other technologies used in directional drilling applications using coiled tubing. Additionally, the Company operates under various license arrangements, generally ranging from 10 to 20 years in duration, relating to certain products or techniques. None of these license arrangements is material.

   The Company intends to continue to devote significant resources to its research and development efforts. For information regarding the amounts of research and development expenses for each of the three fiscal years ended September 30, 2000, see Note 12 of the Notes to Consolidated Financial Statements.

Risk Factors

   This document contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements discuss the Company's prospects, expected revenues, expenses and profits, strategies for its operations and other subjects. All of these areas are subject to risks and uncertainties. The forward-looking statements are based on assumptions which may not prove to be accurate. Actual results could differ significantly from the results expected, as a result of the risk factors discussed below.

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

   Other risk factors that could cause actual results to be different from those expected include: general economic and business conditions; the business opportunities that may be presented to and pursued by the Company; lower prices and decreased drilling for oil and natural gas; weather conditions that affect conditions in the oil and natural gas industry; higher prices for products used by the Company in its operations; lower spending on exploration and development by customers in the oil and natural gas industry; and changes in environmental laws and other governmental regulations. Most of these risks are beyond the control of the Company.

Executive Officers of the Registrant

   The current executive officers of the Company and their positions and ages are as follows:

                                                                              Office
                                                                               Held
Name                     Age            Position with the Company             Since
----                     ---            -------------------------             ------
J. W. Stewart...........  56 Chairman of the Board, President and Chief        1990
                              Executive Officer
Michael McShane.........  46 Senior Vice President--Finance and Chief          1998
                              Financial Officer
David Dunlap............  39 Vice President and President--International       1995
                              Division
Matthew D. Fitzgerald...  43 Vice President and Controller                     1998
Thomas H. Koops.........  54 Vice President--Technology and Logistics          1992
Margaret B. Shannon.....  51 Vice President--General Counsel                   1994
T. M. Whichard..........  42 Vice President and Treasurer                      1998
Kenneth A. Williams.....  50 Vice President and President--U.S. Division       1991
Stephen A. Wright.......  53 Director of Human Resources                       1987

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

   The Company both owns and leases regional and district facilities from which pressure pumping services and other oilfield services are provided to land-based and offshore customers. The Company's principal executive offices in Houston, Texas are leased. The technology and research centers located near Houston, Texas and Calgary, Alberta are owned by the Company, as are blending facilities located in Germany, Singapore and Canada. The Company operates several stimulation vessels, including one in the North Sea and four in South America which are owned, and three in the Gulf of Mexico on which the hulls are leased. The Company believes that its facilities are adequate for its current operations. For additional information with respect to the Company's lease commitments, see Note 11 of the Notes to Consolidated Financial Statements.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted for stockholders' vote during the fourth quarter of the fiscal year ended September 30, 2000.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The Common Stock of the Company began trading on The New York Stock Exchange in July 1990 under the symbol "BJS". Warrants to purchase common stock ("Warrants") were issued in April 1995 and traded under the symbol "BJSW". At December 1, 2000 there were approximately 2,028 holders of record of the Company's Common Stock. The Warrants expired on April 13, 2000.

   The following table sets forth for the periods indicated the high and low sales prices per share for the Company's Common Stock and Warrants reported on the NYSE composite tape.

                                                   Common Stock  Warrant Price
                                                    Price Range      Range
                                                   ------------- --------------
                                                    High   Low    High    Low
                                                   ------ ------ ------- ------
Fiscal 1999
  1st Quarter..................................... $22.19 $13.25 $ 18.13 $ 6.88
  2nd Quarter.....................................  24.13  13.50  20 .75   7.00
  3rd Quarter.....................................  31.75  19.75  35 .00  13.50
  4th Quarter.....................................  39.00  26.81  49 .06  25.88
Fiscal 2000
  1st Quarter..................................... $43.44 $26.69 $ 57.00 $25.00
  2nd Quarter.....................................  76.75  38.13 12 2.69  46.75
  3rd Quarter.....................................  75.63  53.38  119.00  83.25
  4th Quarter.....................................  70.75  53.00
Fiscal 2001
  1st Quarter (through December 1, 2000)..........  63.06  48.00

   Since its initial public offering in 1990, BJ Services has not paid any cash dividends to its stockholders. The Company expects that, for the foreseeable future, any earnings will be retained for the development of the Company's business or used for the share repurchase program discussed below and, accordingly, no cash dividends are expected to be declared on the Common Stock. At September 30, 2000, there were 86,877,662 shares of Common Stock issued and 82,648,214 shares outstanding. On December 19, 1997, the Company's Board of Directors authorized a stock repurchase program of up to $150 million (subsequently increased to $300 million in May 1998 and again to $450 million in September 2000). Repurchases are made at the discretion of the Company's management and the program will remain in effect until terminated by the Company's Board of Directors. The Company purchased 5,996,400 shares at a cost of $196.6 million during fiscal 1998, none during 1999 and 400,000 shares at a cost of $22.8 million during fiscal 2000. Subsequent to the end of the fiscal year, the Company has purchased an additional 1,413,400 shares at a cost of $81.0 million. In October 1999, the Company reissued 4,027,972 shares of treasury stock through a private placement with certain financial institutions. The proceeds from the private placement of $144.0 million were used to pay down outstanding debt. The Company also entered into privately negotiated option agreements pursuant to which it repurchased an equivalent number of shares in April 2000 for a total of $149.0 million. The Company utilized proceeds of $143.5 million from the exercise of outstanding warrants, combined with borrowings under existing credit facilities, to fund the repurchase. A total of 4,787,852 warrants, at an exercise price of $15 per share (each warrant represented the right to purchase two shares), were exercised before their expiration date of April 13, 2000. The exercise of warrants resulted in the issuance of 9,575,704 shares of Common Stock.

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

   The Company has a Stockholder Rights Plan (the "Rights Plan") designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. Under this plan, each outstanding share of the Company's Common Stock includes one-half of a preferred share purchase right ("Right") which becomes exercisable under certain circumstances, including when beneficial ownership of the Company's Common Stock by any person, or group, equals or exceeds 15% of the Company's outstanding Common Stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $150, subject to adjustment under certain circumstances. Upon the occurrence of certain events specified in the Rights Plan, each holder of a Right (other than an Acquiring Person) will have the right, upon exercise of such Right, to receive that number of shares of common stock of the Company (or the surviving corporation) that, at the time of such transaction, would have a market price of two times the purchase price of the Right. No shares of Series A Junior Participating Preferred Stock have been issued by the Company.

ITEM 6. Selected Financial Data

   The following table sets forth certain selected historical financial data of the Company. The selected operating and financial position data as of and for each of the five years in the period ended September 30, 2000 have been derived from the audited consolidated financial statements of the Company, some of which appear elsewhere in this Annual Report. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto which are included elsewhere herein.

                               As of and For the Year Ended September 30,
                          ---------------------------------------------------------
                             2000      1999(1)       1998        1997      1996(1)
                          ----------  ----------  ----------  ----------  ---------
                                (in thousands, except per share amounts)
Operating Data:
  Revenue...............  $1,555,389  $1,131,334  $1,527,468  $1,466,573  $ 965,261
  Operating expenses,
   excluding unusual
   charges and goodwill
   amortization.........   1,346,667   1,092,879   1,289,295   1,269,731    875,022
  Goodwill
   amortization.........      13,497      13,525      13,824      14,435      7,910
  Unusual charges(2)....                  39,695      26,586                  7,425
  Operating income
   (loss)...............     195,225     (14,765)    197,763     182,407     74,904
  Interest expense......     (19,968)    (31,365)    (25,685)    (30,715)   (26,948)
  Other income
   (expense)--net.......      (1,550)        613        (772)      1,727      3,321
  Income tax expense
   (benefit)............      57,307     (15,221)     54,654      46,462     12,105
  Net income (loss).....     117,976     (29,688)    117,400     107,906     40,486
  Earnings (loss) per
   share:
   Basic................        1.49        (.42)       1.58        1.40        .66
   Diluted..............        1.40        (.42)       1.44        1.31        .65
  Depreciation and
   amortization.........     102,018      99,800      91,497      90,376     66,050
  Capital
   expenditures(3)......      80,518     110,566     167,961     102,198     54,158
Financial Position Data
 (at end of period):
  Property--net.........  $  585,394  $  659,717  $  602,028  $  540,356  $ 558,156
  Total assets..........   1,785,233   1,824,764   1,743,701   1,726,768  1,709,160
  Long-term debt,
   excluding current
   maturities...........     141,981     422,764     241,869     298,634    523,004
  Stockholders' equity..   1,169,771     877,089     900,064     960,227    841,703

--------
(1) Includes the effect of the acquisitions of Fracmaster in 1999 and Nowsco in 1996, both of which were accounted for as purchases in accordance with generally accepted accounting principles. For further details of the Fracmaster acquisition, see Note 3 of the Notes to Consolidated Financial Statements.
(2) Unusual charges represent nonrecurring costs associated with the downturn in oilfield drilling activity in 1999 and 1998 and the acquisition of Nowsco in 1996. For further details of the 1999 and 1998 unusual charges, see Note 4 of the Notes to Consolidated Financial Statements.
(3) Excluding acquisitions of businesses.

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

   Due to "aging" oilfields and lower-cost sources of oil internationally, drilling activity in the United States has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986, 1992 and again in early 1999. Despite a recovery in the latter half of fiscal 1999, the U.S. average fiscal 1999 active rig count represented the lowest in history and was down 34% from the previous fiscal year. The recovery in U.S. drilling continued in fiscal 2000 as the active U.S. rig count averaged 842 rigs, a 40% increase over fiscal 1999. Most of the increase occurred in the number of rigs drilling for gas, which increased 48% over the previous fiscal year, while the average number of rigs drilling for oil increased 16%. This recovery has continued into fiscal 2001 due to exceptionally strong oil and natural gas prices.

   Drilling activity outside North America has historically been less volatile than domestic drilling activity. Due to low oil prices during most of the year, international drilling activity also reached record low levels during 1999. While Canadian drilling activity began to recover during the latter part of fiscal 1999, activity in most of the other international regions is not expected to significantly recover until at least the middle of fiscal 2001. Active international drilling rigs (excluding Canada) averaged 617 rigs during fiscal 2000, little changed from fiscal 1999. Due primarily to the improvement in oil and natural gas prices, however, Canadian drilling activity continued the recovery begun in late 1999, averaging 335 active drilling rigs during fiscal 2000 and up 58% from the previous fiscal year.

Acquisition

   On June 28, 1999, the Company completed the acquisition of selected assets and subsidiaries of Fracmaster Ltd. ("Fracmaster"), an oilfield services company based in Calgary, Alberta with operations in Canada, the United States, Russia and China. The acquisition was completed for a total purchase price of $78.4 million. Fracmaster generated worldwide revenue of $209.1 million during its fiscal year ended December 31, 1998. The acquisition of Fracmaster has primarily impacted the Company's operations in Canada and Russia.

Results of Operations

   The following table sets forth selected key operating statistics reflecting industry rig count and the Company's financial results:

                                                       Year Ended September
                                                               30,
                                                       ----------------------
                                                        2000    1999    1998
                                                       ------  ------  ------
Rig Count: (1)
  U.S.................................................    842     601     906
  International.......................................    952     828   1,109
Revenue per rig (in thousands)........................ $867.0  $791.7  $758.0
Revenue per employee (in thousands)................... $187.0  $152.7  $173.0
Percentage of gross profit to revenue (2).............   22.2%   13.9%   24.4%
Percentage of research and engineering expense to
 revenue..............................................    1.7%    2.1%    2.0%
Percentage of marketing expense to revenue............    3.4%    4.4%    3.5%
Percentage of general and administrative expense to
 revenue..............................................    3.6%    4.1%    3.3%

--------
(1) Industry estimate of drilling activity as measured by average active rigs.
(2) Gross profit represents revenue less cost of sales and services.

   Revenue: Due primarily to increased North American drilling and workover activity, as well as benefits from the acquisition of Fracmaster in June 1999, the Company's revenue for fiscal 2000 reached a record level of $1.56 billion, an increase of 38% over fiscal 1999. Such revenues reflect a strong recovery over 1999 when, after six consecutive years of revenue growth, the Company's revenue declined by 26%. Each of the Company's service lines--pressure pumping, process and pipeline services, tubular services and specialty chemicals-- experienced revenue decreases in fiscal 1999. Management expects the Company's revenues in fiscal 2001 to increase by in excess of 15% over 2000, as the North American drilling market remains strong and the Company has begun to see signs of an international recovery with several new contracts being awarded or pending.

   Operating Income (Loss): For the year ended September 30, 2000, the Company's operating income was $195.2 million, compared to an operating loss of $14.8 million in fiscal 1999. The Company's gross profit margins for fiscal 2000 increased to 22.2% from 13.9% in fiscal 1999. The margin improvement was primarily a result of increased North American drilling and workover activity, pricing improvement in the U.S. and the impact of cost reduction programs implemented during 1999. These efficiencies are reflected in the increase in both revenue per rig and revenue per employee in fiscal 2000. Partially offsetting the improved margins were increases in research and engineering, marketing and general and administrative expenses totaling $17.4 million due primarily to higher accruals for incentive plans, which are based upon the Company's earnings and stock price and from overhead resulting from the Fracmaster acquisition. Each of these operating expenses, however, declined as a percentage of revenues.

   The 1999 operating loss was primarily a result of the Company recording a pretax unusual charge of $39.7 million ($.36 per diluted share after-tax), comprised of $12.8 million of severance costs, $23.1 million of asset writedowns and $3.8 million of other costs associated with the downturn in the oilfield services industry. In addition, the 1999 operating loss included $16.7 million for costs resulting from the acquisition of Fracmaster, and additional severance costs and asset writedowns primarily associated with the Company's international operations, all of which were included in cost of sales. Excluding these items, the 1999 operating income decline was primarily a result of the decline in North and Latin American drilling and workover activity, and lower pricing. Research and engineering, marketing and general and administrative expenses in total decreased by $13.8 million in 1999 compared to 1998 due to the implementation of three phases of cost reduction programs beginning in July 1998, and a lower incentive provision during the year.

   In addition to the 1999 writedown, the Company also recorded a $26.6 million ($.22 per diluted share after-tax) unusual charge in 1998 to reflect employee severance, asset writedowns and other costs associated with the downturn in the industry which began during the later part of 1998.

   Other: Interest expense in 2000 decreased by $11.4 million compared to the previous year due to lower borrowings resulting from improved cash flow from operations, as well as proceeds from an equipment refinancing transaction and a private placement of common stock, both of which were completed in the Company's first fiscal quarter (see also Capital Resources and Liquidity). Interest expense increased by $5.7 million in 1999 compared to 1998 due primarily to additional borrowings to finance the Company's stock repurchase program implemented in December 1997. The Company had repurchased shares at a cost totaling $196.6 million under this program as of September 30, 1999 and purchased an additional $22.8 million near the end of fiscal 2000. Management expects to continue its share repurchases during fiscal 2001. Despite these share repurchases, interest expense is expected to continue to decrease in 2001 due to reduced outstanding borrowings as a result of continued strong cash flow from operations.

   Income Taxes: The Company's effective tax rate has remained below the U.S. statutory rate during each of the past three years primarily as a result of profitability in international jurisdictions where the statutory tax rate is below the U.S. rate, the availability of certain nonrecurring tax benefits and the availability of tax benefits from the Company's reorganization pursuant to its initial public offering in 1990. The effective tax rate decreased to 32.7% in 2000 from 33.9% in 1999, following an increase from 31.8% in 1998.

 U.S./Mexico Pressure Pumping Segment

   The Company's U.S./Mexico pressure pumping revenues in fiscal 2000 reached a record $743.8 million, a 64% increase over 1999. The increase is primarily due to increased drilling and workover activity, which increased 40% and 25%, respectively over the prior year, along with an improvement in U.S. revenue per active rig. This improvement occurred because independent oil companies, with whom the Company has a strong market position, contributed most of the increase in U.S. drilling activity and also from larger fracturing treatments. Also contributing to the increased U.S. revenues in 2000 was an increase in prices of approximately 16%, as the Company implemented new price books in November 1999 and again in September 2000. The Company's U.S./Mexico pressure pumping revenues declined by 38% in 1999 compared to 1998 as a result of lower activity and pricing caused by the record low drilling levels. The fiscal 1999 average active rig count, down 34% from the previous year, was the lowest in recorded history. Workover activity in 1999 was also weak, down 32% during the year. Excluding Mexico, each of the Company's U.S. regions experienced revenue declines in 1999, with the oil producing regions of Texas and Oklahoma being the most severely impacted. In addition, 1999 pricing declined by approximately 16% compared to the previous year. Revenue in the Company's Mexico operations increased as a result of a new contract and the expansion of operations in Northeast Mexico. As a result of the price increases in fiscal 2000 and the expected continuation of strong drilling and workover activity levels, management believes that fiscal 2001 revenue generated by its U.S./Mexico pressure pumping operations will exceed that of fiscal 2000 by in excess of 25%.

   Operating income for the Company's U.S./Mexico pressure pumping operations was $141.8 million in fiscal 2000 compared to an operating loss of $3.9 million in fiscal 1999. The improvement was due primarily to increased drilling and workover business, better utilization of personnel and equipment as a result of cost reduction measures implemented in fiscal 1999 and better pricing. On a year-over-year basis, pricing improved approximately 16% as a result of the aforementioned price book increases implemented during November 1999 and again in September 2000. The operating loss in fiscal 1999 was primarily caused by deceased revenues resulting from the severe decline in drilling and workover activity and corresponding lower prices for the Company's products and services as the market contracted.

 International Pressure Pumping Segment

   Revenue for the Company's international pressure pumping operations was $629.2 million in fiscal 2000, an increase of 24% compared with the previous fiscal year. This increase was due mostly to the addition of the former Fracmaster operations in Canada and Russia and a 58% increase in drilling activity in Canada. Excluding Canada, where revenues increased 93%, fiscal 2000 international pressure pumping revenues increased 6% despite average drilling activity being flat with the prior year levels. Increased revenues in the Company's Latin America region were mostly offset by the impact of continued weakness in drilling activity in other international areas, most significantly in the Company's Asia Pacific operations. As a result of new contracts and improving activity in selected locations, management expects each of its international regions to show revenue increases in fiscal 2001 compared to fiscal 2000. Revenue for the Company's international pressure pumping operations was $505.6 million in fiscal 1999, a decrease of 17% compared to fiscal 1998. With the exception of its Russia operations, each of the Company's international regions experienced revenue declines during 1999, with its Canadian and Latin American operations showing the largest declines. The revenue declines were a result of lower drilling activity and pricing in each of these regions.

   Operating income for the Company's international pressure pumping operations was $68.5 million in fiscal 2000 compared to $39.8 million in fiscal 1999. The improvement was primarily due to improved Canadian business and a non-recurring charge relating primarily to asset writedowns that reduced operating margins for the Company's international pressure pumping operations by $9.5 million in the third quarter of fiscal 1999. Operating income in Canada increased as a result of efficiencies gained through better equipment and personnel utilization throughout the year, and from having a full year of the former Fracmaster operations. These gains, however, were partially offset by lower pricing outside North America, margin decreases in the Company's Europe/Africa region due to reduced North Sea activity (where the Company's operations have a relatively high fixed cost base), and shutdown costs incurred in closing a facility in Germany in early 2000. Additionally, the operating income margins for the Company's Middle East region were negatively impacted by startup costs incurred for delayed projects. Operating income in fiscal 1999 declined by $57.7 million from the $97.5 million generated by the Company's international pressure pumping operations in fiscal 1998. Such decrease was primarily a result of lower drilling activity and lower pricing in each of the Company's international regions, combined with the $9.5 million non-recurring charge made in the third quarter of fiscal 1999.

 Other Services Segment

   Revenue for each of the Company's other service lines, which consist of specialty chemicals, tubular services and process and pipeline services, increased 7% in fiscal 2000 compared to the prior year due primarily to the recovery in drilling activity levels. Revenue for these service lines had declined 8% in 1999 from 1998 after increasing in the previous two years. The 1999 decrease was due primarily to drilling activity declines, which were mostly offset by expansions into new markets and these service lines' greater concentration of revenues from nondrilling oilfield activities, which are not as greatly impacted by the decline in the active rig count.

   Operating income for these service lines declined to $17.9 million (9.8% of revenue) in fiscal 2000 compared to $19.0 million (11.1% of revenue) in 1999. Operating income margins in the Company's tubular services line suffered from the drop in drilling activity in the North Sea as it was unable to make a corresponding reduction in its fixed cost base. Also contributing to the operating income decline were job delays and higher startup costs in the process and pipeline services group for new projects that began late in the fiscal year. Operating income in 1999 had declined from $27.6 million (14.9% of revenue) in 1998 primarily as a result of startup costs incurred in expanding these service lines geographically which replaced revenues lost due to reduced drilling activity.

Capital Resources and Liquidity

   Net cash provided from operating activities for fiscal 2000 was $204.7 million, an increase of $140.3 million from the prior year, due primarily to higher profitability and non-cash U.S. tax expense due to loss carryforwards. This was partially offset by increases in working capital, particularly accounts receivable and inventories, as a result of the rapid revenue growth in North America. Net cash provided from operating activities was $64.4 million in 1999, a decrease of $219.9 million from 1998, primarily as a result of the lower profitability. In addition, the tax benefit from 1999 U.S. operating losses was non-cash due to the Company's cumulative net operating loss position. This was partially offset by the additional liquidation of working capital balances from the reduction in activity and the non-cash portion of the unusual charge.

   Net cash provided by investing activities in fiscal 2000 was $43.7 million, compared to net cash used for investing activities in 1999 of $176.7 million. The increase is due primarily to proceeds received from a transaction involving the transfer of certain pumping service equipment assets in the first quarter of fiscal 2000. Subsequent to the transfer of equipment, the Company received $120.0 million, which was used to repay outstanding bank debt. The equipment is being used to provide services to the Company for its customers for which the Company is paying a service fee for a period of at least six, but not more than thirteen, years. The transaction generated a deferred gain for book purposes of approximately $63 million, which is carried in "Other long-term liabilities", and is being amortized over a thirteen-year period. The taxable gain of $79.7 million was completely offset with net operating loss carryforwards. Excluding this transaction, cash used for investing activities declined by $100.5 million due to the curtailment of capital spending beginning in mid-year 1999 and because 1999's investing activities included the acquisition of Fracmaster. The 2000 capital spending related primarily to maintenance capital and U.S. offshore and international expansion. The 1999 increase in cash used for investing activities of $15.7 million was due primarily to the acquisition of Fracmaster in June 1999 for net cash consideration of $73.4 million. Excluding this acquisition, investing activities in 1999 declined by $57.8 million, primarily due to a curtailment of capital spending caused by the depressed business environment. The 1999 capital spending related primarily to upgrades to the Company's U.S. fracturing fleet and expansion of the Tomball Manufacturing and Research and Development facility. The 1998 capital spending related primarily to additional fracturing and coiled tubing capacity for the Company's international growth initiatives, upgrades to the Company's U.S. pumping fleet and upgrades to the Company's information systems.

   Projected capital expenditures for fiscal 2001 are expected to increase significantly from 2000 and are currently expected to be approximately $150-165 million. The 2001 capital program is expected to be used primarily for replacement and enhancement of U.S. fracturing equipment and stimulation expansion internationally. The actual amount of 2001 capital expenditures will be primarily dependent on the availability of external manufacturing capacity and is expected to be funded by cash flows from operating activities and available credit facilities. Management believes cash flows from operating activities and available lines of credit, if necessary, will be sufficient to fund projected capital expenditures.

   Cash flows used for financing activities for fiscal 2000 was $245.9 million, compared to cash flows provided by financing activities in fiscal 1999 of $114.6 million. Financing activities in fiscal 2000 included a private placement of 4.0 million shares of common stock in October 1999 that generated proceeds of $144.0 million, which was used to pay down outstanding debt. In connection with the private placement, the Company also entered into privately negotiated option agreements pursuant to which it repurchased an equivalent number of shares in April 2000 for a total of $149.0 million. In April 2000, the Company utilized proceeds of $143.5 million from the exercise of outstanding warrants, combined with borrowings under existing credit facilities, to fund the repurchase. A total of 4,787,852 warrants, at an exercise price of $15 per share (each warrant represented the right to purchase two shares), were exercised before their expiration date of April 13, 2000. The exercise of the warrants resulted in the issuance of 9,575,704 shares of common stock. In September 2000, the Company also repurchased 400,000 shares of its common stock at a cost of $22.8 million under a share repurchase program initially approved by the Company's Board of Directors in December 1997. The share repurchase program initially authorized purchases up to $150 million and was subsequently increased to $300 million in May 1998 and to $450 million in September 2000. Subsequent to the end of fiscal 2000, the Company has purchased an additional 1,413,400 shares of its common stock at a cost of $81.0 million. These financing activities, along with proceeds from the exercise of stock options and cash provided by operating and investing activities, allowed the Company to reduce 2000 outstanding borrowings by $397.1 million. Cash flows provided by financing activities in 1999 were $114.6 million, compared to a usage of cash for financing activities in 1998 of $125.6 million. The 1999 proceeds from borrowings were used to fund the Fracmaster acquisition and the Company's capital spending program. In 1998, the Company used $196.6 million to purchase its common stock under a stock repurchase program approved by the Company's Board of Directors in December 1997. Due to reduced profitability and the resulting reduction in cash flows from operating activities, the Company did not repurchase any of its common stock during 1999.

   Management strives to maintain low cash balances while utilizing available credit facilities to meet the Company's capital needs. Any excess cash generated has historically been used to pay down outstanding borrowings or fund the Company's stock repurchase program. The Company has a committed, unsecured bank credit facility (the "Bank Credit Facility") which consists of a six-year term loan of approximately $46.8 million (currently drawn in Canadian dollars under a provision which is renewable annually at the option of the banks), which is repayable in 22 quarterly installments that began in March 1997, and a five year U.S. $225.0 million revolving facility available through June 2001. At September 30, 2000, borrowings outstanding under the Bank Credit Facility totaled $46.8 million, consisting solely of borrowings under the term loan. Principal reductions of term loans under the Bank Credit Facility are due in aggregate annual installments of $30.4 million and $16.4 million in the years ending September 30, 2001 and 2002, respectively.

   In addition to the committed facility, the Company had $149.4 million in various unsecured, discretionary lines of credit at September 30, 2000, which expire at various dates in 2001. There are no requirements for commitment fees or compensating balances in connection with these lines of credit. Interest on borrowings is based on prevailing market rates. At September 30, 2000, there was $3.4 million in outstanding borrowings under these lines of credit.

   The Company's total interest-bearing debt decreased to 13.1% of its total capitalization at September 30, 2000, compared to 39.5% at September 30, 1999, due to repayment of borrowings from cash flows from operations, the proceeds received from the equipment transfer, the private placement of common stock, warrant exercises and stock option exercises. The Bank Credit Facility includes various customary covenants and other provisions including the maintenance of certain profitability and solvency ratios and restrictions on dividend payments under certain circumstances, none of which materially restrict the Company's activities. Management believes that the Bank Credit Facility, combined with other discretionary credit facilities and cash flows from operations, provides the Company with sufficient capital resources and liquidity to manage its routine operations, meet debt service obligations and fund projected capital expenditures. If the discretionary lines of credit are not renewed, or if borrowings under these lines of credit otherwise become unavailable, the Company expects to refinance this debt by arranging additional committed bank facilities or through other long-term borrowing alternatives.

Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and therefore was not used in preparing the Company's 2000 financial statements. The adoption of SFAS 133 at the beginning of fiscal year 2001 did not have a material impact on the Company's financial position or results of operations.

Forward Looking Statements

   This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 concerning, among other things, the Company's prospects, expected revenues, expenses and profits, developments and business strategies for its operations all of which are subject to certain risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms and phrases such as "expect," "estimate," "project," "believe," "achievable" and similar terms and phrases. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such statements are subject to general economic and business conditions, conditions in the oil and natural gas industry, weather conditions that affect conditions in the oil and natural gas industry, the business opportunities that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the control of the Company. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

   The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates, primarily in the United States and Canada. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. A portion of the Company's borrowings are denominated in foreign currencies which exposes the Company to market risk associated with exchange rate movements. When necessary, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There was one material foreign exchange contract outstanding at September 30, 2000 in the amount of $50.6 million. This contract was settled on October 1, 2000 with no gain or loss. All items described are non-trading and are stated in U.S. dollars.

                            Expected Maturity Dates                        Fair Value
                          ---------------------------                     September 30,
                           2001    2002   2003  2004  Thereafter  Total       2000
                          ------- ------- ----- ----- ---------- -------- -------------
                                                 (in thousands)
SHORT TERM BORROWINGS
Bank borrowings; US $
 denominated............  $ 2,547                                $  2,547   $  2,547
Average variable
 interest rate--10.50%
 at September 30, 2000..
Bank borrowings;
 Deutsche mark
 denominated............  $   902                                $    902   $    902
Average variable
 interest rate--5.01% at
 September 30, 2000.....

LONG TERM BORROWINGS
Current-term loan;
 Canadian $
 denominated............  $30,333                                $ 30,333   $ 30,333
Variable interest rate--
 6.25% at September 30,
 2000...................
Current Leases; US $
 denominated............  $   318                                $    318   $    318
Variable interest rate--
 6.18% at September 30,
 2000...................
Non-current-term loan;
 Canadian $
 denominated............          $16,430                        $ 16,430   $ 16,430
Variable interest rate--
 6.25% at September 30,
 2000...................
Non-current leases; US $
 denominated............          $   575 $ 383                  $    958   $    958
Variable interest rate--
 6.18% at September 30,
 2000...................
7% Series B Notes--US $
 denominated............                               $124,593  $124,593   $120,946
Fixed interest rate--7%

ITEM 8. Financial Statements and Supplementary Data

                          INDEPENDENT AUDITORS' REPORT

Stockholders of BJ Services Company:

   We have audited the accompanying consolidated statements of financial position of BJ Services Company and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BJ Services Company and subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
November 16, 2000

                              BJ SERVICES COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                 Year Ended September 30,
                                             ----------------------------------
                                                2000        1999        1998
                                             ----------  ----------  ----------
                                             (in thousands, except per share
                                                         amounts)
Revenue..................................... $1,555,389  $1,131,334  $1,527,468
Operating Expenses:
  Cost of sales and services................  1,210,299     973,931   1,155,356
  Research and engineering..................     27,078      23,269      30,308
  Marketing.................................     53,011      49,312      53,803
  General and administrative................     56,279      46,367      49,828
  Goodwill amortization.....................     13,497      13,525      13,824
  Unusual charges...........................                 39,695      26,586
                                             ----------  ----------  ----------
    Total operating expenses................  1,360,164   1,146,099   1,329,705
                                             ----------  ----------  ----------
Operating income (loss).....................    195,225     (14,765)    197,763
Interest expense............................    (19,968)    (31,365)    (25,685)
Interest income.............................      1,576         608         748
Other income (expense)--net.................     (1,550)        613        (772)
                                             ----------  ----------  ----------
Income (loss) before income taxes...........    175,283     (44,909)    172,054
Income tax expense (benefit)................     57,307     (15,221)     54,654
                                             ----------  ----------  ----------
Net income (loss)........................... $  117,976  $  (29,688) $  117,400
                                             ==========  ==========  ==========
Earnings (Loss) Per Share:
  Basic..................................... $     1.49  $     (.42) $     1.58
  Diluted................................... $     1.40  $     (.42) $     1.44
Weighted-Average Shares Outstanding:
  Basic.....................................     79,254      70,789      74,482
  Diluted...................................     84,350      70,789      81,263


                 See Notes to Consolidated Financial Statements

                              BJ SERVICES COMPANY

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                            September 30,
                                                        ----------------------
                                                           2000        1999
                        ASSETS                          ----------  ----------
                                                           (in thousands)
Current Assets:
 Cash and cash equivalents............................. $    6,472  $    3,924
 Receivables, less allowance for doubtful accounts:
  2000, $11,545,000; 1999, $20,572,000.................    348,106     297,975
 Inventories:
  Products.............................................     57,988      43,632
  Work in process......................................      1,408       2,116
  Parts................................................     53,399      51,539
                                                        ----------  ----------
    Total inventories..................................    112,795      97,287
 Deferred income taxes.................................     15,632      15,668
 Other current assets..................................     23,373      24,109
                                                        ----------  ----------
    Total current assets...............................    506,378     438,963
Property:
 Land..................................................     12,619      12,410
 Buildings and other...................................    198,066     170,111
 Machinery and equipment...............................    863,214     957,314
                                                        ----------  ----------
    Total property.....................................  1,073,899   1,139,835
 Less accumulated depreciation.........................    488,505     480,118
                                                        ----------  ----------
    Property--net......................................    585,394     659,717
Goodwill, net of amortization..........................    476,237     489,736
Deferred income taxes..................................    199,795     201,774
Investments and other assets...........................     17,429      34,574
                                                        ----------  ----------
                                                        $1,785,233  $1,824,764
                                                        ==========  ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable--trade............................... $  147,581  $  128,422
 Short-term borrowings.................................      3,449     105,965
 Current portion of long-term debt.....................     30,651      44,487
 Accrued employee compensation and benefits............     48,536      37,749
 Income taxes..........................................     15,754      15,641
 Taxes other than income...............................      7,017       9,798
 Accrued insurance.....................................     11,557      12,041
 Other accrued liabilities.............................     72,546      91,043
                                                        ----------  ----------
    Total current liabilities..........................    337,091     445,146
Long-term debt.........................................    141,981     422,764
Deferred income taxes..................................      7,966       6,578
Accrued postretirement benefits........................     30,149      29,932
Other long-term liabilities............................     98,275      43,255
Commitments and contingencies
Stockholders' Equity:
 Preferred stock (authorized 5,000,000 shares)
 Common stock, $.10 par value (authorized 160,000,000
  shares; 86,877,662 shares issued and 82,648,214
  shares outstanding in 2000; 76,382,162 shares issued
  and 71,177,549 shares outstanding in 1999)...........      8,688       7,638
 Capital in excess of par..............................    948,859     765,866
 Retained earnings.....................................    376,270     269,797
 Accumulated other comprehensive income................      4,541       4,924
 Unearned compensation.................................     (3,433)       (614)
 Treasury stock at cost (2000--4,229,448 shares;
 1999--5,204,613 shares)...............................   (165,154)   (170,522)
                                                        ----------  ----------
    Total stockholders' equity.........................  1,169,771     877,089
                                                        ----------  ----------
                                                        $1,785,233  $1,824,764
                                                        ==========  ==========

                 See Notes to Consolidated Financial Statements

                              BJ SERVICES COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                Capital                                      Accumulated
                                   In                                           Other
                         Common  Excess   Treasury     Unearned   Retained  Comprehensive
                         Stock   Of Par     Stock    Compensation Earnings     Income       Total
                         ------ --------  ---------  ------------ --------  ------------- ----------
Balance, September 30,
 1997................... $3,853 $763,063               $(7,075)   $201,897     $(1,511)   $  960,227
Comprehensive income:
 Net income.............                                           117,400
 Other comprehensive
  income, net of tax
  Cumulative translation
  adjustments...........                                                        12,855
 Minimum pension
  liability adjustment..                                                        (3,925)
Comprehensive income....                                                                     126,330
Issuance of stock for:
 Stock options..........      7    1,873                                                       1,880
 Stock purchase plan....      9    2,861                                                       2,870
 Warrants surrendered...              39                                                          39
 Stock performance
  awards................           1,068                (1,068)
 Stock split............  3,769                                     (3,769)
Treasury stock
 purchased..............                  $(196,608)                                        (196,608)
Treasury stock
 reissued...............                      2,804                 (1,899)                      905
Recognition of unearned
 compensation...........                                 1,850                                 1,850
Revaluation of stock
 performance............          (7,790)                5,928                                (1,862)
Tax benefit from
 exercise of options....           4,433                                                       4,433
                         ------ --------  ---------    -------    --------     -------    ----------
Balance, September 30,
 1998...................  7,638  765,547   (193,804)      (365)    313,629       7,419       900,064
Comprehensive income:
 Net income.............                                           (29,688)
 Other comprehensive
  income, net of tax
  Cumulative translation
  adjustments...........                                                        (5,585)
 Minimum pension
  liability adjustment..                                                         3,090
Comprehensive income....                                                                     (32,183)
Issuance of stock for:
 Warrants surrendered...              70                                                          70
Reissuance of treasury
 stock for:
 Stock options..........                     14,796                 (9,750)                    5,046
 Stock purchase plan....                      4,144                 (2,172)                    1,972
 Stock performance
  awards................          (2,235)     4,342        115      (2,222)
Recognition of unearned
 compensation...........                                 1,140                                 1,140
Revaluation of stock
 performance awards.....           1,504                (1,504)
Tax benefit from
 exercise of options....             980                                                         980
                         ------ --------  ---------    -------    --------     -------    ----------
Balance, September 30,
 1999...................  7,638  765,866   (170,522)      (614)    269,797       4,924       877,089
Comprehensive income:
 Net income.............                                           117,976
 Other comprehensive
  income, net of tax
  Cumulative translation
  adjustments...........                                                          (888)
 Minimum pension
  liability adjustment..                                                           505
Comprehensive income....                                                                     117,593
Issuance of stock for:
 Warrants surrendered...    956  142,570                                                     143,526
 Stock options..........     94   15,058                                                      15,152
Treasury stock
 purchased..............                   (171,796)                                        (171,796)
Reissuance of treasury
 stock for:
 Stock options..........                     32,629                (17,058)                   15,571
 Stock purchase plan....                     10,959                 (6,171)                    4,788
 Stock performance
  awards................          (1,302)     1,579                   (277)
 Stock private
  placement.............                    131,997                 12,003                   144,000
Recognition of unearned
 compensation...........                                 3,390                                 3,390
Stock performance
 award..................           3,651                (3,651)
Revaluation of stock
 performance............           2,557                (2,558)                                   (1)
Tax benefit from
 exercise of options....          20,459                                                      20,459
                         ------ --------  ---------    -------    --------     -------    ----------
Balance, September 30,
 2000................... $8,688 $948,859  $(165,154)   $(3,433)   $376,270     $ 4,541    $1,169,771
                         ====== ========  =========    =======    ========     =======    ==========

                 See Notes to Consolidated Financial Statements

                              BJ SERVICES COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  Year Ended September 30,
                                                ------------------------------
                                                  2000       1999      1998
                                                ---------  --------  ---------
                                                       (in thousands)
Cash flows from operating activities:
Net income (loss..............................  $ 117,976  $(29,688) $ 117,400
Adjustments to reconcile net income to cash
 provided from operating activities:
 Depreciation and amortization................    102,018    99,800     91,497
 Net (gain) loss on disposal of assets........      1,451       147         89
 Recognition of unearned compensation.........      3,390     1,140      1,850
 Deferred income tax expense (benefit)........     39,037   (32,866)    31,426
 Unusual charge (noncash).....................               23,051     15,278
 Minority interest............................      3,263     2,585      3,206
Changes in:
 Receivables..................................    (47,808)   19,191     28,689
 Accounts payable--trade......................     19,125   (22,444)   (22,248)
 Inventories..................................    (16,928)   19,921    (5, 750)
 Other current assets and liabilities.........    (18,028)   (5,837)    13,580
 Other, net...................................      1,213   (10,571)     9,325
                                                ---------  --------  ---------
Net cash flows provided from operating
 activities...................................    204,709    64,429    284,342

Cash flows from investing activities:
Property additions............................    (80,518) (110,566)  (167,961)
Proceeds from disposal of assets..............    127,492     7,270      9,372
Acquisitions of businesses, net of cash
 acquired.....................................     (3,240)  (73,442)    (2,459)
                                                ---------  --------  ---------
Net cash provided from (used for) investing
 activities...................................     43,734  (176,738)  (161,048)

Cash flows from financing activities:
Proceeds from exercise of stock options and
 stock purchase plan..........................     35,511     7,997      5,696
Proceeds from stock private placement.........    144,000
Proceeds from warrant exercise................    143,526        70
Purchase of treasury stock....................   (171,796)            (196,608)
Proceeds from (repayment of) bank borrowings--
 net..........................................   (397,136)  106,541     71,343
Principal payment on other long-term notes....                          (6,000)
                                                ---------  --------  ---------
Net cash flows provided from (used for)
 financing activities.........................   (245,895)  114,608   (125,569)
Increase (decrease) in cash and cash
 equivalents..................................      2,548     2,299     (2,275)
Cash and cash equivalents at beginning of
 year.........................................      3,924     1,625      3,900
                                                ---------  --------  ---------
Cash and cash equivalents at end of year......  $   6,472  $  3,924  $   1,625
                                                =========  ========  =========

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

   Certain amounts for 1999 and 1998 have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation.

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

   Property: Property is stated at cost less amounts provided for permanent impairments and includes capitalized interest of $1,557,000, $2,317,000, and $1,665,000 for the years ended September 30, 2000, 1999, and 1998, respectively, on funds borrowed to finance the construction of capital additions. Depreciation is generally provided using the straight-line method over the estimated useful lives of individual items. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the lease term.

   Intangible assets: Goodwill represents the excess of cost over the fair value of the net assets of companies acquired in purchase transactions. Goodwill is being amortized on a straight-line method over periods ranging from 5 to 40 years. Patents are being amortized on a straight line basis over their estimated useful lives, not to exceed 17 years. Accumulated amortization on intangible assets at September 30, 2000 and 1999 was $70,557,000 and $51,934,000 respectively. The Company utilizes undiscounted estimated cash flows to evaluate any possible impairment of intangible assets. If such cash flows are less than the net carrying value of the intangible assets, the Company records an impairment charge equal to the difference in discounted estimated cash flows and the net carrying value. The discount rate utilized is based on market factors at the time the charge is determined.

   Investments: Investments in companies in which the Company's ownership interest ranges from 20 to 50 percent and the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method.

   Revenue Recognition: The Company recognizes revenue as services are rendered or products are delivered. Certain revenues from the Company's process and pipeline services are reported on the percentage of completion method of accounting using measurements of progress towards completion appropriate for the work performed.

                              BJ SERVICES COMPANY

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

   Foreign exchange contracts: From time to time, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. Changes in market value are offset against foreign exchange gains or losses on the related assets or liabilities and are included in cost of sales and services. There was one foreign exchange contract outstanding at September 30, 2000 in the amount of $50.6 million and none in 1999. This contract was settled on October 1, 2000 with no gain or loss.

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

   New accounting pronouncements: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and therefore was not used in preparing the Company's 2000 financial statements. The adoption of this Standard at the beginning of fiscal year 2001 did not have a material impact on the Company's financial position or results of operations.

                              BJ SERVICES COMPANY

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

   Fair value of assets acquired(1)..................................... $129.6
   Debt assumed.........................................................   (1.7)
   Liabilities assumed..................................................  (37.1)
   Excess of fair value over cost.......................................  (12.4)
                                                                         ------
                                                                         $ 78.4
                                                                         ======

--------
(1) Includes cash acquired of $4.9 million.

   Pro forma financial information is not presented as this acquisition is not material to the Company's consolidated financial statements.

   Other: Effective June 1, 2000, the Company acquired the remaining 60% ownership of its previously unconsolidated joint venture in Malaysia for total consideration of $3.2 million in cash.

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

4. Unusual Charges

   During fiscal 1999, the Company recorded pretax unusual charges totaling $39.7 million ($26.0 million after tax, or $.36 per diluted share) to reflect changes in its operations as a result of the downturn in oilfield drilling activity. The components of the unusual charge are as follows (in thousands):

                                                                    Balance at
                                                 1999    Incurred  September 30,
                                               Provision to Date       2000
                                               --------- --------  -------------
   Asset impairments (noncash)................  $23,051  $(23,051)
   Severance and related benefits.............   12,798   (12,798)
   Facility closures and other................    3,846    (3,730)    $  116
                                                -------  --------     ------
                                                $39,695  $(39,579)    $  116
                                                =======  ========     ======

   The 1999 asset impairment losses of $23.1 million primarily relate to certain equipment previously utilized in the Company's U.S. operations, which were sold or decommissioned and salvaged for spare parts. The

                              BJ SERVICES COMPANY
severance and related benefits relate to the cost of the involuntary termination of approximately 1,100 employees worldwide. The facility closures and other costs primarily represent remaining lease obligations related to the closure of several locations in the oil producing regions of the U.S. and also one location in Latin America, and costs incurred during the first six months of fiscal 1999 for the relocation of equipment and personnel resulting from the closing of these facilities. Except for the remaining lease obligations of $.5 million related to the closure of locations, all expenditures for this provision were made as of September 30, 1999. The unexpended provision for remaining lease obligations related to the closure of locations was $.1 million at September 30, 2000.

   During the fourth quarter of fiscal 1998, the Company recorded a pretax unusual charge of $26.6 million ($17.6 million after tax, or $.22 per diluted share) to reflect changes in its operations as a result of the downturn in oilfield drilling activity. The components of the unusual charge were as follows (in thousands):

                                                                         1998
                                                                       Provision
                                                                       ---------
   Asset impairments (noncash)........................................  $12,218
   Severance and related benefits.....................................    7,830
   Bad debt expense (noncash).........................................    3,005
   Facility closure (1)...............................................    2,455
   Other..............................................................    1,078
                                                                        -------
                                                                        $26,586
                                                                        =======

--------
(1) Includes $55 noncash impairment of facilities.

   The 1998 asset impairment losses of $12.2 million consist principally of the write-down of certain non-productive facilities and equipment in the U.S., and result from the evaluation of the Company's ability to recover asset costs given the downturn in oilfield drilling activity. The severance and related benefits costs relate to the involuntary termination of approximately 850 permanent and contracted personnel worldwide, substantially all of which had been notified as of September 30, 1998. The bad debt expense relates to the write-off of uncollectible receivables resulting from certain customers' inability to pay their obligations due to reduced production revenue as a result of the lower prices for oil and natural gas. The facility closure costs relate to the closing of certain marginal operating locations which were most impacted by the drilling downturn and also cancellation costs related to a proposed new office building. The other costs relate primarily to legal expenses resulting from the employee terminations and cancellation costs related to certain proposed equipment purchases. All expenditures for the 1998 provision were made as of September 30, 1999.

5. Earnings Per Share

   In October 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("EPS"). In accordance with this standard the Company has replaced the presentation of primary EPS and fully diluted EPS with the presentation of basic EPS and diluted EPS for all periods presented. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive stock options and warrants less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock for each of the periods presented.

   At the annual meeting of stockholders on January 22, 1998, the Company's stockholders approved an amendment to the Company's charter increasing the number of authorized shares of common stock from 80

                              BJ SERVICES COMPANY
million to 160 million shares. A 2 for 1 stock split approved by the Board of Directors on December 11, 1997 (effected in the form of a stock dividend) was distributed on February 20, 1998 to stockholders of record as of January 30, 1998. Accordingly, all references in the financial statements to number of shares outstanding and earnings per share amounts have been retroactively restated for all periods presented to reflect the increased number of common shares outstanding resulting from the stock split.

   The following table presents information necessary to calculate earnings per share for the three years ended September 30, 2000 (in thousands, except per share amounts):

                                                     2000     1999      1998
                                                   -------- --------  --------
   Net income (loss).............................. $117,976 $(29,688) $117,400
   Average common shares outstanding..............   79,254   70,789    74,482
                                                   -------- --------  --------
   Basic earnings (loss) per share................ $   1.49 $   (.42) $   1.58
                                                   ======== ========  ========
   Average common and dilutive potential common
    shares outstanding:
     Average common shares outstanding............   79,254   70,789    74,482
     Assumed exercise of stock options............    2,176       (1)    1,780
     Assumed exercise of warrants(2)..............    2,920       (1)    5,001
                                                   -------- --------  --------
                                                     84,350   70,789    81,263
                                                   -------- --------  --------
   Diluted earnings (loss) per share.............. $   1.40 $   (.42) $   1.44
                                                   ======== ========  ========

--------
(1) Antidilutive because the Company incurred a net loss in this period.
(2) Includes dilutive impact of warrants for the periods they were outstanding through April 2000.

6. Long-Term Debt and Bank Credit Facilities

   Long-term debt at September 30, 2000 and 1999 consisted of the following (in thousands):

                                                                2000     1999
                                                              -------- --------
   Notes payable, banks...................................... $ 46,763 $341,064
   7% Series B Notes due 2006, net of discount...............  124,593  124,517
   Other.....................................................    1,276    1,670
                                                              -------- --------
                                                               172,632  467,251
   Less current maturities of long-term debt.................   30,651   44,487
                                                              -------- --------
   Long-term debt............................................ $141,981 $422,764
                                                              ======== ========

   The Company has a committed, unsecured bank credit facility (the "Bank Credit Facility") consisting of a six-year term loan of approximately $46.8 million (currently drawn in Canadian dollars under a provision which is renewable annually at the option of the banks), which is repayable in 22 quarterly installments that began in March 1997, and a five year U.S. $225.0 million revolving facility available through June 2001. Interest on outstanding borrowings is charged based on prevailing market rates. Interest rates were 6.25% and 5.65% at September 30, 2000 and 1999, respectively. The Company is charged various fees in connection with the Bank Credit Facility, including a commitment fee based on the average daily unused portion of the commitment. Commitment fees under the Company's credit facilities were $290,000, $155,000, and $355,000 for 2000, 1999 and 1998, respectively. At September 30, 2000, borrowings outstanding under the Bank Credit

                              BJ SERVICES COMPANY

Facility totaled $46.8 million, consisting solely of borrowings under the term loan. Principal reductions of term loans under the Bank Credit Facility are due in aggregate annual installments of $30.4 million and $16.4 million in the years ending September 30, 2001 and 2002, respectively.

   In addition to the committed facility, the Company had $149.4 million in various unsecured, discretionary lines of credit at September 30, 2000, which expire at various dates in 2001. There are no requirements for commitment fees or compensating balances in connection with these lines of credit. Interest on borrowings is based on prevailing market rates. At September 30, 2000, there were $3.4 million in outstanding borrowings under these lines of credit. At September 30, 1999, there were $106.0 million in outstanding borrowings under these lines of credit. The weighted average interest rates on short-term borrowings outstanding as of September 30, 2000 and 1999 were 9.1% and 5.6%, respectively.

   The Company has issued and outstanding $125.0 million of unsecured 7% Notes due 2006. The net proceeds from the issuance of the 7% Notes ($123.3 million) in August 1996 were used by the Company to repay indebtedness outstanding under the term loan portion of the Company's then existing bank credit facility.

   At September 30, 2000, the Company had outstanding letters of credit and performance related bonds totaling $18.9 million and $46.2 million, respectively. The letters of credit are issued to guarantee various trade activities.

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

   The fair value of financial instruments which differed from their carrying value at September 30, 2000 and 1999 was as follows (in thousands):

                                                   2000              1999
                                             ----------------- -----------------
                                             Carrying   Fair   Carrying   Fair
                                              Amount   Value    Amount   Value
                                             -------- -------- -------- --------
   7.0% Series B Notes...................... $124,593 $120,946 $124,517 $121,936

                              BJ SERVICES COMPANY

8. Income Taxes

   The geographical sources of income (loss) before income taxes for the three years ended September 30, 2000 were as follows (in thousands):

                                                      2000     1999      1998
                                                    -------- --------  --------
   United States................................... $100,576 $(67,887) $ 72,120
   Foreign.........................................   74,707   22,978    99,934
                                                    -------- --------  --------
   Income (loss) before income taxes............... $175,283 $(44,909) $172,054
                                                    ======== ========  ========

   The provision (benefit) for income taxes for the three years ended September 30, 2000 is summarized below (in thousands):

                                                       2000     1999     1998
                                                      ------- --------  -------
   Current:
     United States................................... $ 1,081           $   379
     Foreign.........................................  17,189 $ 17,645   22,849
                                                      ------- --------  -------
       Total current.................................  18,270   17,645   23,228
   Deferred:
     United States...................................  38,635  (26,501)  28,353
     Foreign.........................................     402   (6,365)   3,073
                                                      ------- --------  -------
       Total deferred................................  39,037  (32,866)  31,426
                                                      ------- --------  -------
   Income tax (benefit) expense...................... $57,307 $(15,221) $54,654
                                                      ======= ========  =======

   The consolidated effective income tax rates (as a percent of income before income taxes) for the three years ended September 30, 2000 varied from the United States statutory income tax rate for the reasons set forth below:

                                                             2000  1999    1998
                                                             ----  -----   ----
   Statutory rate........................................... 35.0% (35.0)% 35.0%
   Foreign earnings at varying rates........................ (5.4) (10.4)  (7.2)
   Foreign income recognized domestically...................   .3   (4.8)    .6
   Goodwill amortization....................................  2.1   10.5    2.8
   Nondeductible expenses...................................  1.1    5.6     .8
   Other--net...............................................  (.4)    .2    (.2)
                                                             ----  -----   ----
                                                             32.7% (33.9)% 31.8%
                                                             ====  =====   ====

                              BJ SERVICES COMPANY

   Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions in which the Company has operations. Generally, deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related asset or liability for financial reporting. The estimated deferred tax effect of temporary differences and carryforwards as of September 30, 2000 and 1999 were as follows (in thousands):

                                                             2000      1999
                                                           --------  --------
   Assets:
     Expenses accrued for financial reporting purposes,
      not yet deducted for tax............................ $ 74,425  $ 50,590
     Net operating loss carryforwards.....................  195,639   233,314
     Valuation allowance..................................  (39,140)  (34,920)
                                                           --------  --------
       Total deferred tax asset...........................  230,924   248,984
   Liabilities:
     Differences in depreciable basis of property.........  (20,994)  (33,723)
     Income accrued for financial reporting purposes, not
      yet reported for tax................................   (2,469)   (4,397)
                                                           --------  --------
       Total deferred tax liability.......................  (23,463) (38,120 )
                                                           --------  --------
   Net deferred tax asset................................. $207,461  $210,864
                                                           ========  ========

   At September 30, 2000, the Company had approximately $421 million of U.S. tax net operating loss carryforwards expiring in varying amounts between 2002 and 2014. The Company also had approximately $80 million of foreign tax net operating loss carryforwards and approximately $11 million of foreign research and development tax credit carryforwards as of September 30, 2000. Of the foreign tax net operating loss carryforwards, approximately $54 million is not subject to an annual limitation and will carryforward indefinitely. The foreign research and development tax credit carryforward and the remaining loss carryforward, if not used, will expire in varying amounts beginning in 2001. The potential impact of the expiration of net operating loss and research and development tax credit carryforwards has been reflected in the deferred tax asset valuation allowance balance as of September 30, 2000 and 1999. In 2000, the deferred tax valuation allowance was increased by $1.1 million as a result of final adjustments to the Fracmaster purchase price allocation. The allowance was increased by $3.9 million related to net operating losses recognized in Venezuela, which are expected to expire prior to utilization. The allowance was reduced by $.8 million as a result of foreign exchange movements.

   The Company does not provide federal income taxes on the undistributed earnings of its foreign subsidiaries that the Company considers to be permanently reinvested in foreign operations. The cumulative amount of such undistributed earnings was approximately $446 million at September 30, 2000. If these earnings were to be remitted to the Company, any U.S. income taxes payable would be substantially reduced by foreign tax credits generated by the repatriation of the earnings.

                              BJ SERVICES COMPANY

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

   Summarized financial information concerning the Company's segments is shown in the following table. The "Corporate" column includes corporate general and administrative expenses, goodwill amortization and unusual charges.

Business Segments

                         U.S./Mexico International  Other
                          Pressure     Pressure    Oilfield
                           Pumping      Pumping    Services Corporate    Total
                         ----------- ------------- -------- ---------  ----------
                                             (in thousands)
2000
Revenues................  $743,788     $629,218    $182,354 $     29   $1,555,389
Operating income
 (loss).................   141,816       68,536      17,940  (33,067)     195,225
Identifiable assets.....   351,269      573,414     119,105  741,445    1,785,233
Capital expenditures....    31,656       36,150       7,863    4,849       80,518
Depreciation and
 amortization...........    38,791       52,258      11,112     (143)     102,018

1999
Revenues................  $453,912     $505,613    $171,184 $    625   $1,131,334
Operating income
 (loss).................    (3,889)      39,791      18,973  (69,640)     (14,765)
Identifiable assets.....   356,794      584,936     122,121  760,913    1,824,764
Capital expenditures....    42,460       36,515      12,607   18,984      110,566
Depreciation and
 amortization...........    36,532       44,951      10,677    7,640       99,800

1998
Revenues................  $726,729     $612,672    $185,329 $  2,738   $1,527,468
Operating income
 (loss).................   117,604       97,494      27,611  (44,946)     197,763
Identifiable assets.....   359,349      530,848     123,613  729,891    1,743,701
Capital expenditures....    58,070       89,924      14,853    5,114      167,961
Depreciation and
 amortization...........    34,280       40,822      10,145    6,250       91,497

                              BJ SERVICES COMPANY

Geographic Information

                                                                      Long-Lived
                                                            Revenues    Assets
                                                           ---------- ----------
                                                              (in thousands)
   2000
   United States.......................................... $  801,431 $  693,860
   Canada.................................................    223,227    105,174
   Other foreign countries................................    530,731    280,026
                                                           ---------- ----------
     Consolidated total................................... $1,555,389 $1,079,060
                                                           ========== ==========
   1999
   United States.......................................... $  488,566 $  769,492
   Canada.................................................    118,996    114,159
   Other foreign countries................................    523,772    300,376
                                                           ---------- ----------
     Consolidated total................................... $1,131,334 $1,184,027
                                                           ========== ==========
   1998
   United States.......................................... $  779,715 $  780,029
   Canada.................................................    153,611     68,582
   Other foreign countries................................    594,142    272,130
                                                           ---------- ----------
     Consolidated total................................... $1,527,468 $1,120,741
                                                           ========== ==========

Revenues by Product Line

                                                   2000       1999       1998
                                                ---------- ---------- ----------
                                                         (in thousands)
   Cementing................................... $  492,159 $  356,762 $  499,789
   Stimulation.................................    846,796    577,077    797,578
   Other.......................................    216,434    197,495    230,101
                                                ---------- ---------- ----------
     Total revenue............................. $1,555,389 $1,131,334 $1,527,468
                                                ========== ========== ==========

   A reconciliation from the segment information to consolidated income (loss) before income taxes is set forth below (in thousands):

                                                   2000      1999      1998
                                                 --------  --------  --------
   Total operating profit (loss) for reportable
    segments...................................  $195,225  $(14,765) $197,763
   Interest income (expense)--net..............   (18,392)  (30,757)  (24,937)
   Other income (expense)--net.................    (1,550)      613      (772)
                                                 --------  --------  --------
   Income (loss) before income taxes...........  $175,283  $(44,909) $172,054
                                                 ========  ========  ========

                              BJ SERVICES COMPANY

10. Employee Benefit Plans

U.S. Benefit Plans

   The Company administers a thrift plan for U.S. based employees whereby eligible employees elect to contribute from 2% to 12% of their base salaries to an employee benefit trust. Employee contributions are matched by the Company at the rate of $.50 per $1.00 up to 6% of the employee's base salary. In addition, the Company contributes between 2% and 5% of each employee's base salary depending on their age as of January 1 each year as a base contribution. Company matching contributions vest immediately while base contributions become fully vested after five years of employment. The Company's contributions to these thrift plans amounted to $7,614,000, $7,365,000 and $7,916,000 in 2000,
1999 and 1998, respectively.

   Effective October 1, 2000, the Company established a supplemental executive retirement plan. The unfunded defined benefit plan will provide Company executives with supplemental retirement benefits. The supplemental retirement benefits are based on the highest consecutive three years compensation out of the final ten years and become vested at age 55.

   The Company's U.S. employees formerly employed by The Western Company of North America ("Western") with at least one year of service are covered under a defined benefit pension plan as a carryover from the Western acquisition. Pension benefits are based on years of service and average compensation for each employee's five consecutive highest paid years during the last ten years worked. Benefits under the Western plan were frozen effective December 31, 1995, at which time all earned benefits were vested. Management has not yet made a decision on whether to terminate the plan and therefore will fund the amounts necessary to meet minimum funding requirements under the Employees' Retirement Income Security Act, as amended. The funded status of this plan at September 30, 2000 and 1999 was as follows (in thousands):

                                                                2000     1999
                                                               -------  -------
   Vested benefit obligation.................................. $52,221  $53,383
                                                               =======  =======
   Accumulated benefit obligation............................. $52,221  $53,383
   Plan assets at fair value..................................  51,396   48,970
                                                               -------  -------
   Benefit obligation in excess of plan assets................     825    4,413
   Unrecognized loss..........................................  (3,663)  (4,440)
   Adjustment required to recognize minimum liability.........   3,663    4,440
                                                               -------  -------
   Net pension liability...................................... $   825  $ 4,413
                                                               =======  =======

   The following provides a reconciliation of the benefit obligation and plan assets:

                                                                2000     1999
                                                               -------  -------
   Change in benefit obligation
   Defined benefit plan obligation, beginning of year......... $53,383  $56,577
   Interest cost..............................................   3,756    3,589
   Actuarial (gain)/loss......................................  (1,758)  (3,617)
   Benefits paid from plan assets.............................  (3,160)  (3,166)
                                                               -------  -------
   Defined benefit plan obligation, end of year............... $52,221  $53,383
                                                               =======  =======
   Change in plan assets
   Fair value of plan assets, beginning of year............... $48,970  $47,377
   Company contributions......................................   2,300
   Actual return on plan assets...............................   3,286    4,759
   Benefits paid from plan assets.............................  (3,160)  (3,166)
                                                               -------  -------
   Fair value of plan assets, end of year..................... $51,396  $48,970
                                                               =======  =======

                              BJ SERVICES COMPANY

   Pursuant to the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," the Company recorded in other noncurrent liabilities a minimum pension liability adjustment of $3.7 million and $4.4 million as of September 30, 2000 and 1999, respectively. As there were no previously unrecognized prior service costs at September 30, 2000 and 1999, the full amount of the adjustments, net of related deferred tax benefit, are reflected as a reduction of stockholders' equity. See Note 12 for disclosure of the amounts included in other comprehensive income.

   Assumptions used in accounting for the Company's U.S. defined benefit plan were as follows:

                                                             2000  1999  1998
                                                             ----  ----  ----
   Weighted-average discount rate........................... 7.70% 7.25% 6.50%
   Weighted-average expected long-term rate of return on
    assets.................................................. 9.00% 9.00% 9.00%

   Costs for each of the three years ended September 30, 2000 for the Company's U.S. defined benefit plan were as follows (in thousands):

                                                     2000     1999     1998
                                                    -------  -------  -------
   Interest cost on projected benefit obligation... $ 3,756  $ 3,589  $ 3,571
   Expected return on plan assets..................  (4,268)  (4,142)  (4,044)
   Net amortization and deferral...................              520
                                                    -------  -------  -------
   Net pension cost (benefit)...................... $  (512) $   (33) $  (473)
                                                    =======  =======  =======

Foreign Benefit Plans

   In addition, the Company sponsors defined benefit plans for foreign operations, which cover substantially all employees in Canada and the United Kingdom. Effective July 1, 2000, a defined contribution component was added to the Canadian pension plan and active members were permitted to elect whether to participate in the defined benefit or defined contribution component of the plan. The plan conversion resulted in a settlement of the projected benefit obligation with respect to members who elected to transfer their benefits entitlement to the defined contribution component of the plan. A settlement gain of $1.5 million was recognized in other income for the year ended September 30, 2000. The Company also sponsored a defined benefit plan in Venezuela until 1998. During fiscal year 1998, a new labor law was enacted in Venezuela which resulted in termination of the plan. The new labor law in essence prospectively requires employers to fund stipulated amounts based on employees' salaries into a trust fund. After making the contribution, the Company has no further obligation. Therefore, no obligation is included for Venezuela in the figures below. The funded status of the Company's international plans at September 30, 2000 and 1999 was as follows (in thousands):

                                                              2000     1999
                                                             -------  -------
   Actuarial present value of:
     Vested benefit obligation.............................. $48,788  $53,998
                                                             =======  =======
     Accumulated benefit obligation......................... $48,850  $55,327
                                                             =======  =======
   Projected benefit obligation............................. $54,622  $61,519
   Plan assets at fair value................................  64,776   65,311
                                                             -------  -------
   Plan assets in (excess of) less than projected benefit
    obligation.............................................. (10,154)  (3,792)
   Unrecognized gain (loss).................................  10,198    5,344
   Unrecognized transition asset, net of amortization.......      19       26
   Unrecognized prior service cost..........................    (130)    (170)
                                                             -------  -------
   Net pension (asset) liability............................ $   (67) $ 1,408
                                                             =======  =======

                              BJ SERVICES COMPANY

   The following provides a reconciliation of the benefit obligation and plan assets of the Company's international defined benefit plans (in thousands):

                                                                2000     1999
                                                               -------  -------
   Change in benefit obligation
   Defined benefit obligation, beginning of year.............. $61,519  $58,667
   Service cost...............................................   4,700    5,478
   Interest cost..............................................   3,844    3,860
   Actuarial (gain)/loss......................................  (1,762)  (3,894)
   Benefits paid from plan assets.............................  (2,039)  (3,658)
   Contributions by plan participants.........................     847    1,045
   Settlement on conversion...................................  (8,075)
   Foreign currency exchange rate change......................  (4,412)      21
                                                               -------  -------
   Defined benefit obligation, end of year.................... $54,622  $61,519
                                                               =======  =======
   Change in plan assets
   Fair value of plan assets, beginning of year............... $65,311  $52,668
   Actual return on plan assets...............................  10,219   11,286
   Company contributions......................................   2,552    2,783
   Contributions by plan participants.........................   1,720    1,981
   Benefits paid from plan assets.............................  (2,039)  (3,658)
   Settlement of assets on conversion.........................  (8,257)
   Foreign currency exchange rate change......................  (4,730)     251
                                                               -------  -------
   Fair value of plan assets, end of year..................... $64,776  $65,311
                                                               =======  =======

   Assumptions used in accounting for the Company's international defined benefit pension plans were as follows:

   Weighted-average discount rate.......................................... 6-7%
   Weighted-average rate of increase in future compensation................ 2-5%
   Weighted-average expected long-term rate of return on assets............ 2-9%

   Combined costs for the Company's international defined benefit plans for the three years ended September 30, 2000 were as follows (in thousands):

                                                        2000    1999     1998
                                                       ------  -------  ------
   Net periodic foreign pension cost:
     Service cost for benefits earned................. $4,700  $ 5,478  $5,492
     Interest cost on projected benefit obligation....  3,844    3,860   4,112
     Expected return on plan assets................... (7,459) (11,387)  3,335
     Recognized gain on settlement.................... (1,454)
     Net amortization and deferral....................  2,423    7,309  (7,615)
                                                       ------  -------  ------
   Net pension cost................................... $2,054  $ 5,260  $5,324
                                                       ======  =======  ======

   In addition, the Company expensed $130,000, $780,000 and $910,000 during 2000, 1999 and 1998, respectively, relating to the settlement of the pension liability resulting from the enactment of the new labor law in Venezuela.

                              BJ SERVICES COMPANY

Postretirement Benefit Plans

   The Company also sponsors plans whereby certain health care and life insurance benefits are provided for retired employees (primarily U.S.) and their eligible dependents if the employee meets specified age and service requirements. These plans are unfunded and the Company retains the right, subject to existing agreements, to modify or eliminate these plans.

   The Company's postretirement medical benefit plan provides credits based on years of service which can be used to purchase coverage under the active employee plans. This plan effectively caps the Company's health care inflation rate at a 4% increase per year. The 1995 reduction in the accumulated postretirement benefit obligation of approximately $5.7 million due to this cap is being amortized over the average period of future service to the date of full eligibility for such postretirement benefits of the active employees.

   Net periodic postretirement benefit costs for the three years ended September 30, 2000 included the following components (in thousands):

                                                        2000    1999    1998
                                                       ------  ------  ------
   Service cost for benefits attributed to service
    during the period................................  $1,392  $1,786  $1,563
   Interest cost on accumulated postretirement
    benefit obligation...............................   1,615   1,532   1,513
   Amortization of prior service costs...............    (599)   (894)   (894)
   Amortization of cumulative unrecognized net gain..    (546)            (65)
                                                       ------  ------  ------
   Net periodic postretirement benefit cost..........  $1,862  $2,424  $2,117
                                                       ======  ======  ======

   The actuarial and recorded liabilities for these postretirement benefits were as follows at September 30, 2000 and 1999 (in thousands):

                                                                 2000    1999
                                                                ------- -------
   Accumulated postretirement benefit obligation:
     Retirees.................................................. $ 6,687 $7 ,420
     Fully eligible active plan participants...................   2,681   2,072
     Other active plan participants............................  14,345  13,330
                                                                ------- -------
                                                                 23,713  22,822
   Unrecognized cumulative net gain............................   6,436   6,511
   Unrecognized prior service cost.............................             599
                                                                ------- -------
   Accrued postretirement benefit liability.................... $30,149 $29,932
                                                                ======= =======

   The following provides a reconciliation of the benefit obligation and plan assets (in thousands):

                                                                2000     1999
                                                               -------  -------
   Change in benefit obligation
   Postretirement benefit obligation, beginning of year....... $22,822  $25,017
   Service cost...............................................   1,392    1,786
   Interest cost..............................................   1,615    1,532
   Actuarial (gain)/loss......................................    (472)  (4,667)
   Benefits paid..............................................  (1,644)    (846)
                                                               -------  -------
   Postretirement benefit obligation, end of year............. $23,713  $22,822
                                                               =======  =======

   The accumulated postretirement benefit obligation at September 30, 2000 and 1999 was determined using a discount rate of 7.70% and 7.25%, respectively, and a health care cost trend rate of 4%, reflecting the cap

                              BJ SERVICES COMPANY
discussed above. Increasing the assumed health care cost trend rates by one percentage point would not have a material impact on the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost because these benefits are effectively capped by the Company.

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

   Federal, state and local laws and regulations govern the Company's operation of underground fuel storage tanks. Rather than incur additional costs to restore and upgrade tanks as required by regulations, management has opted to remove the existing tanks. The Company has completed the removal of these tanks and has remedial cleanups in progress related to the tank removals. In addition, the Company is conducting environmental investigations and remedial actions at current and former company locations and, along with other companies, is currently named as a potentially responsible party at five, third-party owned waste disposal sites. The Company has established an accrual of approximately $7 million for such environmental matters, which is management's best estimate of the Company's portion of future costs to be incurred. The Company also maintains insurance for environmental liabilities in amounts which the Company believes are reasonable based on its knowledge of potential exposures.

   In December 1999, the Company completed a transaction involving the transfer of certain pumping service equipment assets. The Company received $120.0 million, which was used to pay outstanding bank debt. The equipment will be used to provide services to the Company's customers for which the Company will pay a service fee over a period of at least six, but not more than 13 years. The transaction generated a deferred gain for book purposes, included in other long-term liabilities, of approximately $63 million, which is being amortized over 13 years. The balance of the deferred gain was $57.4 million as of September 30, 2000.

   In 1997, the Company completed a transaction involving the transfer of certain pumping service equipment assets. The Company received $100.0 million, which was used to pay outstanding bank debt. The equipment will be used to provide services to the Company's customers for which the Company will pay a service fee over a period of at least eight, but not more than 14 years. The transaction generated a deferred gain for book purposes of approximately $38 million, which will be amortized over 12 years. The balance of the deferred gain was $25.4 million and $28.3 million as of September 30, 2000 and 1999, respectively.

   Lease and Other Long-Term Commitments: At September 30, 2000, the Company had long-term operating leases and service fee commitments covering certain facilities and equipment, as well as other long-term commitments, with varying expiration dates. Minimum annual commitments for the years ended September 30, 2001, 2002, 2003, 2004 and 2005 are $47,141,000, $40,889,000, $35,155,000,
$33,198,000 and $33,788,000, respectively and $134,205,000 in the aggregate thereafter.

                              BJ SERVICES COMPANY

12. Supplemental Financial Information

   Supplemental financial information for the three years ended September 30, 2000 is as follows (in thousands):

                                                     2000     1999     1998
                                                    -------  -------  -------
   Consolidated Statement of Operations:
    Research and development expense............... $10,943  $10,573  $11,908
    Rent expense...................................  56,235   46,871   46,153
    Net foreign exchange gain (loss)...............  (1,625)     (68)    (896)
   Consolidated Statement of Cash Flows:
    Income taxes paid.............................. $23,725  $15,571  $23,953
    Interest paid..................................  20,368   31,835   25,595
    Details of acquisitions:
     Fair value of assets acquired.................   3,711  112,276    3,855
     Liabilities assumed...........................     471   38,834    2,949
     Goodwill......................................                     1,553
     Cash paid for acquisitions, net of cash
      acquired.....................................   3,240   73,442    2,459

   Other income (expense)--net for the three years ended September 30, 2000 is summarized as follows (in thousands):

                                                        2000     1999    1998
                                                       -------  ------  ------
   Rental income...................................... $ 1,395  $  114  $  384
   Gain (loss) on sales of assets--net................  (1,451)   (147)    (89)
   Minority interest..................................  (3,263) (2,585) (3,206)
   Non-operating net foreign exchange gain (loss).....     (26)     35   1,110
   Dividend income....................................           2,197
   Gain on pension settlement.........................   1,454
   Other--net.........................................     341     999   1,029
                                                       -------  ------  ------
   Other income (expense)--net........................ $(1,550) $  613  $ (772)
                                                       =======  ======  ======

   Accumulated other comprehensive income consists of the following (in thousands):

                                                 Minimum
                                                 Pension   Cumulative
                                                Liability  Translation
                                                Adjustment Adjustment   Total
                                                ---------- ----------- -------
   Balance, September 30, 1997.................  $(2,051)    $   540   $(1,511)
   Changes.....................................   (3,925)     12,855     8,930
                                                 -------     -------   -------
   Balance, September 30, 1998.................   (5,976)     13,395     7,419
   Changes.....................................    3,090      (5,585)   (2,495)
                                                 -------     -------   -------
   Balance, September 30, 1999.................   (2,886)      7,810     4,924
   Changes.....................................      505        (888)     (383)
                                                 -------     -------   -------
   Balance, September 30, 2000.................  $(2,381)    $ 6,922   $ 4,541
                                                 =======     =======   =======

                              BJ SERVICES COMPANY

   The tax effects allocated to each component of other comprehensive income may be summarized as follows (in thousands):

                                                              Tax
                                                Before-Tax (Expense) Net-of-Tax
                                                  Amount    Benefit    Amount
                                                ---------- --------- ----------
   Year Ended September 30, 1998:
     Foreign currency translation adjustment...  $12,855              $12,855
     Minimum pension liability adjustment......   (6,038)   $ 2,113    (3,925)
                                                 -------    -------   -------
     Other comprehensive income................  $ 6,817    $ 2,113   $ 8,930
                                                 =======    =======   =======
   Year Ended September 30, 1999:
     Foreign currency translation adjustment...  $(5,585)             $(5,585)
     Minimum pension liability adjustment......    4,754    $(1,664)    3,090
                                                 -------    -------   -------
     Other comprehensive income................  $  (831)   $(1,664)  $(2,495)
                                                 =======    =======   =======
   Year Ended September 30, 2000:
     Foreign currency translation adjustment...  $  (888)             $  (888)
     Minimum pension liability adjustment......      777    $  (272)      505
                                                 -------    -------   -------
     Other comprehensive income................  $  (111)   $  (272)  $  (383)
                                                 =======    =======   =======

13. Employee Stock Plans

   Stock Option Plans: The Company's 1990 Stock Incentive Plan, 1995 Incentive Plan and 1997 Incentive Plan (the "Plans") provide for the granting of options for the purchase of the Company's common stock ("Common Stock") and other performance based awards to officers, key employees and nonemployee directors of the Company. Such options vest over a three or four-year period and are exercisable for periods ranging from one to ten years. An aggregate of 9,000,000 shares of Common Stock has been reserved for grants, of which 1,826,937 were available for future grants at September 30, 2000.

   A summary of the status of the Company's stock option activity, and related information for the years ended September 30, 2000, 1999 and 1998 is presented below (in thousands, except per share prices):

                                  2000                   1999                   1998
                          ---------------------- ---------------------- ----------------------
                                  Weighted-Avg.          Weighted-Avg.          Weighted-Avg.
                          Shares  Exercise Price Shares  Exercise Price Shares  Exercise Price
                          ------  -------------- ------  -------------- ------  --------------
Outstanding at beginning
 of year................   4,388      $16.34     2,888       $16.64     2,582       $13.14
Granted.................      76       35.55     2,023        14.73       503        35.22
Exercised...............  (1,932)      16.52      (468)       10.78      (164)       16.92
Forfeited...............     (56)      17.57       (55)       18.01       (33)       30.31
                          ------                 -----                  -----
Outstanding at end of
 year...................   2,476       16.77     4,388        16.36     2,888        16.64
                          ======                 =====                  =====
Options exercisable at
 year-end...............     905      $16.66     2,143       $15.41     2,260       $12.94
Weighted-average fair
 value of options
 granted during the
 year...................              $20.40                 $11.16                 $26.30

                              BJ SERVICES COMPANY

   The following table summarizes information about stock options outstanding as of September 30, 2000 (in thousands, except per share prices):

                                      Options Outstanding          Options Exercisable
                             ------------------------------------- --------------------
                                     Weighted-Avg.   Weighted-Avg.        Weighted-Avg.
                                       Remaining       Exercise             Exercise
   Range of Exercise Price   Shares Contractual Life     Price     Shares     Price
   -----------------------   ------ ---------------- ------------- ------ -------------
   $6.00 to 10.78..........    313        4.2            $8.74      313       $8.74
   10.79 to 21.56..........  1,677        7.7            14.03      327       13.65
   21.57 to 36.38..........    486        6.9            31.36      265       29.73
                             -----                                  ---
                             2,476        7.1            16.77      905       16.66
                             =====                                  ===

   SFAS 123 encourages, but does not require, companies to record compensation cost for employee stock-based compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes model or the binomial model. Because of the inexact and subjective nature of deriving stock option values using these methods, the Company has adopted the disclosure-only provisions of SFAS 123 and continues to account for stock-based compensation as it has in the past using the intrinsic value method prescribed in APB 25. Accordingly, no compensation expense has been recognized for the Company's employee stock option plans. Had compensation cost for the Company's employee stock option plans been determined based on the fair value at the grant date for awards issued in 2000, 1999 and 1998 consistent with the provisions of SFAS 123, the Company's net earnings and diluted earnings per share would have been reduced by $6.4 million or $.08 per share, $6.0 million or $.08 per share and $4.4 million or $.05 per share in 2000, 1999 and 1998, respectively. As this calculation does not consider the effect of awards issued prior to 1996, it may not be representative of the effects on pro forma net income in future years. The pro forma fair value of options at the date of grant was estimated using the Black-Scholes model and the following assumptions:

                                                        2000    1999    1998
                                                       ------  ------  ------
   Expected life (years)..............................    5.0     7.9     7.7
   Interest rate......................................    5.8%    6.2%    4.9%
   Volatility.........................................   64.2%   65.4%   66.2%
   Dividend yield.....................................      0       0       0
   Weighted-average fair value per share at grant
    date.............................................. $20.40  $11.16  $26.30

   Stock Purchase Plan: The Company's 1990 Employee Stock Purchase Plan and the Company's 1999 Employee Stock Purchase Plan (together, the "Purchase Plan") are plans under which all employees may purchase shares of the Common Stock at 85% of market value on the first or last business day of the twelve-month plan period beginning each October, whichever is lower. Such purchases are limited to 10% of the employee's regular pay. A maximum aggregate of 4,500,000 shares has been reserved under the Purchase Plan, 3,220,938 of which were available for future purchase at September 30, 2000. In October 2000, 196,922 shares were purchased at $27.04 per share and in October 1999, 347,316 shares were purchased at $13.81 per share. Had compensation cost for the Company's stock purchase plan been determined consistent with the provisions of SFAS 123, the Company's net earnings and diluted earnings per share would have been reduced by $1.6 million or $.02 per share, $1.4 million or $.02 per share and $.6 million or $.01 per share in 2000, 1999 and 1998, respectively. The pro forma value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions; no dividend yield; an expected life of 1 year; expected volatility of 64.2% in 2000, 65.4% in 1999 and 66.2% in 1998; and a risk free interest rate of 6.16% in 2000, 4.99% in 1999 and 4.68% in 1998. The weighted-average fair value per share of these purchase rights granted in 2000, 1999 and 1998 was $12.21, $6.23 and $6.81, respectively.

                              BJ SERVICES COMPANY

   Stock Incentive Plan: Pursuant to the terms of the 1990 Stock Incentive Plan, during 1993 through 1999 the Company also issued a total of 643,686 Performance Units ("Units") to officers of the Company. Each Unit represents the right to receive from the Company at the end of a stipulated period one unrestricted share of Common Stock, contingent upon achievement of certain financial performance goals over the stipulated period. Should the Company fail to achieve the specific financial goals as set by the Executive Compensation Committee of the Board of Directors, the Units are canceled and the related shares revert to the Company for reissuance under the plan. The aggregate fair market value of the underlying shares granted under this plan is considered unearned compensation at the time of grant and is adjusted annually based on the current market price for the Common Stock. Compensation expense is determined based on management's current estimate of the likelihood of meeting the specific financial goals and charged ratably over the stipulated period. On October 12, 1998, the Executive Compensation Committee of the Board of Directors reviewed the Company's performance for the three-year period ending September 30, 1998 for purposes of determining the performance criteria achievement level for the Unit awards made in November 1995. Based on various performance factors including comparison of the Company's stock price to the peer group established at the time of grant (which has changed significantly due to mergers and acquisitions in the oilfield sector), earnings growth, return on equity growth and return on assets growth, the Compensation Committee decided that the 1995 Units should vest at the level of 66% of the maximum level. Therefore, a total of 123,145 Units were converted into Common Stock and issued to officers, 25,495 Units were deferred for later issuance and 76,572 Units were cancelled. Of the 25,495 deferred units, all but 5,705 were converted into Common Stock as of September 30, 2000. On November 23, 1999, the Executive Compensation Committee of the Board of Directors reviewed the Company's performance for the three-year period ending September 30, 1999 and determined that the highest level of performance criteria was achieved for the Unit awards made in December 1996. Therefore, a total of 40,924 Units were converted into Common Stock and issued to officers. As of September 30, 2000, there were 122,733 Units outstanding. On November 16, 2000, the Executive Compensation Committee of the Board of Directors reviewed the Company's performance for the three-year period ending September 30, 2000 and determined that the highest level of performance criteria was achieved for the Unit awards made in December 1997. Therefore, a total of 29,702 Units were converted into Stock and issued to officers.

14. Stockholders' Equity

   Stockholder Rights Plan: The Company has a Stockholder Rights Plan (the "Rights Plan") designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. Under this plan, each outstanding share of the Common Stock includes one preferred share purchase right ("Right") which becomes exercisable under certain circumstances, including when beneficial ownership of the Common Stock by any person, or group, equals or exceeds 15% of the Company's outstanding Common Stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $150, subject to adjustment under certain circumstances. Upon the occurrence of certain events specified in the Rights Plan, each holder of a Right (other than an Acquiring Person) will have the right, upon exercise of such Right, to receive that number of shares of common stock of the Company (or the surviving corporation) that, at the time of such transaction, would have a market price of two times the purchase price of the Right. No shares of Series A Junior Participating Preferred Stock has been issued by the Company at September 30, 2000. The Rights were proportionately adjusted as of the stock split record date to reflect the effect of the February 1998 stock split.

   Stock Purchase Warrants: In connection with the acquisition of Western in 1995, the Company issued 4,800,037 stock purchase warrants ("Warrants"). The Warrants were issued on April 14, 1995 at an initial value of $5.00 per Warrant. Subsequent to the February 1998 stock split, each Warrant represented the right to purchase two shares of the Common Stock at an exercise price of $15 per share, until the expiration date of

                              BJ SERVICES COMPANY

April 13, 2000. A total of 4,787,852 Warrants were exercised before their expiration date, leaving only 8,224 issued and outstanding Warrants which expired unexercised. The exercise of the Warrants resulted in the issuance of 9,575,704 shares of Common Stock.

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

   Treasury Stock: In December 1997, the Board of Directors approved a share repurchase program authorizing purchases of up to $150 million of Common Stock at the discretion of the Company's management. In May 1998, the Board approved an increase in the authorized amount of up to $300 million and in September 2000, the Board approved an additional increase of up to $150 million. Under this program, the Company repurchased 5,996,400 shares at a cost of $196.6 million during fiscal 1998, none during fiscal 1999 and 400,000 shares at a cost of $22.8 million during fiscal 2000. In October 1999, the Company reissued 4,027,972 shares of treasury stock through a private placement with certain financial institutions. The proceeds from the private placement of $144.0 million were used to pay down outstanding debt. The Company also entered into privately negotiated option agreements pursuant to which it repurchased an equivalent number of shares in April 2000 for a total of $149.0 million. The Company utilized proceeds of $143.5 million from the exercise of Warrants to fund the purchase.

15. Quarterly Financial Data (Unaudited)

                         First        Second       Third     Fourth    Fiscal
                        Quarter      Quarter      Quarter   Quarter  Year Total
                        --------     --------     --------  -------- ----------
                           (in thousands, except per share amounts)
   Fiscal Year 2000:
   Revenue............  $354,820     $390,755     $371,294  $438,520 $1,555,389
   Gross profit(1)....    67,325       80,517       71,883    98,287    318,012
   Net income.........    20,462       29,324       25,908    42,282    117,976
   Earnings per share:
     Basic............       .27          .38          .31       .51       1.49
     Diluted..........       .25          .35          .31       .50       1.40
   Fiscal Year 1999:
   Revenue............  $294,435     $269,601     $253,093  $314,205 $1,131,334
   Gross profit(1)....    43,769       36,492       10,689    43,184    134,134
   Net income (loss)..    (7,026)(2)  (11,387)(3)  (16,095)    4,820    (29,688)
   Earnings per share:
     Basic............      (.10)        (.16)        (.23)      .07       (.42)
     Diluted..........      (.10)        (.16)        (.23)      .06       (.42)

--------
(1) Represents revenue less cost of sales and services and research and engineering expenses.
(2) Includes $21.6 million ($14.0 million after tax, or $.19 per diluted share) unusual charge resulting from the restructuring of worldwide operations due to the downturn in oilfield drilling activity. See Note 4.
(3) Includes $18.1 million ($12.1 million after tax, or $.17 per diluted share) unusual charge resulting from the restructuring of worldwide operations due to the downturn in oilfield drilling activity. See Note 4.

ITEM 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

   None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

   Information concerning the directors of the Company is set forth in the section entitled "Election of Directors" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 25, 2001 which section is incorporated herein by reference. For information regarding executive officers of the Company, see page 11 hereof. Information concerning compliance with Section 16(a) of the Exchange Act is set forth in the section entitled "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 25, 2001, which section is incorporated herein by reference.

ITEM 11. Executive Compensation

   Information for this item is set forth in the sections entitled "Executive Compensation" and "Severance Agreements" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 25, 2001, which sections are incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

   Information for this item is set forth in the sections entitled "Voting Securities" and "Election of Directors" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 25, 2001, which sections are incorporated herein by reference.

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

                                                                      Page in
                                                                       this
                                                                     Form 10-K
                                                                     ---------
Report of Independent Auditors......................................     22
Consolidated Statement of Operations for the years ended September
 30, 1998, 1999 and 2000............................................     23
Consolidated Statement of Financial Position as of September 30,
 1999 and 2000......................................................     24
Consolidated Statement of Stockholders' Equity for the years ended
 September 30, 1998, 1999 and 2000..................................     25
Consolidated Statement of Cash Flows for the years ended September
 30, 1998, 1999 and 2000............................................     26
Notes to Consolidated Financial Statements..........................     27

     (2) Financial Statement Schedules:

      Schedule                                      Page
       Number       Description of Schedule        Number
      --------      -----------------------        ------
         II    Valuation and Qualifying Accounts     53

     All other financial statement schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported is included in the consolidated financial statements and notes thereto.

   (b) The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 2000.

     (3) Exhibits:

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
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

   3.1 Certificate of Incorporation, as amended as of April 13, 1995 (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 and incorporated herein by reference).

   3.2   Certificate of Amendment to Certificate of Incorporation, dated
         January 22, 1998 (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 and incorporated herein by reference).

   3.3   Certificate of Designation of Series A Junior Participating Preferred
         Stock, as amended (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
  *3.4   Bylaws of the Company, as amended as of December 7, 2000.

   4.1   Specimen form of certificate for the Common Stock (filed as Exhibit
         4.1 to the Company's Registration Statement on Form S-1 (Reg. No. 33-
         35187) and incorporated herein by reference).

   4.2 Amended and Restated Rights Agreement dated September 26, 1996, between the Company and First Chicago Trust Company of New York, as
         Rights Agent (filed as Exhibit 4.1 to the Company's Form 8-K dated
         October 21, 1996 and incorporated herein by reference).

   4.3   First Amendment to Amended and Restated Rights Agreement and
         Appointment of Rights Agent, dated March 31, 1997, among the Company,
         First Chicago Trust Company of New York and The Bank of New York
         (filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

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

  10.3   1990 Stock Incentive Plan, as amended and restated (filed as Exhibit
         10.1 to the Company's Registration Statement on Form S-8 (Reg. No. 33-
         62098) and incorporated herein by reference).

  10.4 Amendment effective December 12, 1996, to 1990 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.4 to the Company's Annual
         Report on Form 10-K for the year ended September 30, 1996, and incorporated herein by reference).

  10.5 Amendment effective July 22, 1999 to 1990 Stock Incentive Plan (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999, and incorporated herein by reference).

  10.6   Amendment effective January 27, 2000 to 1990 Stock Incentive Plan
         (filed as Appendix A to the Company's Proxy Statement dated December
         20, 1999 and incorporated herein by reference).

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

  10.9   Amendment effective July 22, 1999 to BJ Services Company 1995
         Incentive Plan (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999, and incorporated herein by reference).

  10.10  Amendment effective January 27, 2000 to BJ Services Company 1995
         Incentive Plan (filed as Appendix B to the Company's Proxy Statement dated December 20, 1999 and incorporated herein by reference).

  10.11  1997 Incentive Plan (filed as Appendix B to the Company's Proxy
         Statement dated December 22, 1997 and incorporated herein by reference).

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
  10.12  Amendment effective July 22, 1999 to 1997 Incentive Plan (filed as
         Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999, and incorporated herein by reference).

  10.13  Amendment effective January 27, 2000 to 1997 Incentive Plan (filed as
         Appendix C to the Company's Proxy Statement dated December 20, 1999 and incorporated herein by reference).

  10.14  1999 Employee Stock Purchase Plan (filed as Appendix A to the
         Company's Proxy Statement dated December 21, 1998 and incorporated herein by reference).

 *10.15  BJ Services Supplemental Executive Retirement Plan effective October
         1, 2000.

  10.16  Key Employee Security Option Plan (filed as Exhibit 10.14 to the
         Company's Annual Report on Form 10-K for the year ended September 30,
         1997 and incorporated herein by reference).

  10.17  Form of Amended and Restated Executive Severance Agreement between BJ
         Services Company and certain executive officers (filed as Exhibit
         10.28 to the Company's Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference).

  10.18 Amended and Restated Credit Agreement dated as of August 7, 1996, among the Company, BJ Services Company U.S.A., BJ Service
         International, Inc., and BJ Services Company Middle East, Nowsco Well
         Service, Ltd., and Bank of America National Trust and Savings
         Association and Bank of America Canada, as agents, and the other financial institutions parties thereto (the "Credit Agreement") (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June
         30, 1996, and incorporated herein by reference).

  10.19  First Amendment to Amended and Restated Credit Agreement dated as of
         November 14, 1997 among the Company, BJ Services Company, U.S.A., BJ
         Service International, Inc., BJ Services Company Middle East, Nowsco
         Well Service Ltd., Bank of America National Trust and Savings
         Association, Bank of America Canada, The Chase Manhattan Bank, Bank of
         Montreal, Royal Bank of Canada, Toronto Dominion (Texas), Inc., Credit
         Lyonnais New York Branch, and Wells Fargo Bank (Texas), National
         Association (filed as Exhibit 10.18 to the Company's Annual Report on
         Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

  10.20  Second Amendment to Amended and Restated Credit Agreement dated as of
         October 30, 1998 among the Company, BJ Services Company, U.S.A., BJ
         Service International, Inc., BJ Services Company Middle East, Nowsco
         Well Service Ltd., Bank of America National Trust and Savings
         Association, Bank of America Canada, The Chase Manhattan Bank, Bank of
         Montreal, Royal Bank of Canada, Toronto Dominion (Texas), Inc. and
         Wells Fargo Bank (Texas), National Association (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended
         September 30, 1998 and incorporated herein by reference).

  10.21  Form of Revolving Note, U.S. Term Note, Prime Rate Note and Swing Loan
         Note pursuant to the Credit Agreement (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended September 30,
         1996 and incorporated herein by reference).

  10.22 Parent Guaranty Agreement dated as of August 7, 1996, by the Company under the Credit Agreement (filed as Exhibit 10.16 to the Company's
         Annual Report on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

  10.23 Trust Indenture and Security Agreement dated as of August 7, 1997 among First Security Bank, National Association, BJ Services
         Equipment, L.P. and State Street Bank and Trust Company, as Indenture
         Trustee (filed as Exhibit 10.15 to the Company's Annual Report on Form
         10-K for the year ended September 30, 1997 and incorporated herein by reference).

  10.24  Indenture Supplement No. 1 dated as of August 8, 1997 between First
         Security Bank, as Nonaffiliated Partner Trustee, and BJ Services
         Equipment, L.P., and State Street Bank and Trust Company, as Indenture
         Trustee (filed as Exhibit 10.17 to the Company's Annual Report on Form
         10-K for the year ended September 30, 1997 and incorporated herein by reference).

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
  10.25  Amended and Restated Agreement of Limited Partnership dated as of
         August 7, 1997 of BJ Services Equipment, L.P (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended
         September 30, 1997 and incorporated herein by reference).

  10.26 Trust Indenture and Security Agreement dated as of December 15, 1999 among First Security Trust Company of Nevada, BJ Services Equipment
         II, L.P. and State Street Bank and Trust Company, as Indenture Trustee
         (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 15, 1999 and incorporated herein by reference).

  10.27 Amended and Restated Agreement of Agreement of Limited Partnership dated as of December 15, 1999 of BJ Services Equipment II, L.P. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated
         December 15, 1999 and incorporated herein by reference).

 *21.1   Subsidiaries of the Company.

 *23.1   Consent of Deloitte & Touche LLP.

 *27.1   Financial data schedule.

--------
* Filed herewith.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BJ SERVICES COMPANY

                                                    /s/ J.W. Stewart
                                          By __________________________________
                                                      J.W. Stewart
                                              President and Chief Executive
                                                         Officer

Date: December 18, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ J.W. Stewart              Chairman of the Board,      December 18, 2000
______________________________________  President, and Chief
             J.W. Stewart               Executive Officer
                                        (Principal Executive
                                        Officer)

       /s/ Michael McShane             Senior Vice President--     December 18, 2000
______________________________________  Finance, Chief Financial
           Michael McShane              Officer and Director
                                        (Principal Financial
                                        Officer)

    /s/ Matthew D. Fitzgerald          Vice President and          December 18, 2000
______________________________________  Controller (Principal
        Matthew D. Fitzgerald           Accounting Officer)

    /s/ L. William Heiligbrodt         Director                    December 18, 2000
______________________________________
        L. William Heiligbrodt

         /s/ John R. Huff              Director                    December 18, 2000
______________________________________
             John R. Huff

        /s/ Don D. Jordan              Director                    December 18, 2000
______________________________________
            Don D. Jordan

         /s/ R.A. LeBlanc              Director                    December 18, 2000
______________________________________
             R.A. LeBlanc

      /s/ Michael E. Patrick           Director                    December 18, 2000
______________________________________
          Michael E. Patrick

        /s/ James L. Payne             Director                    December 18, 2000
______________________________________
            James L. Payne

                              BJ SERVICES COMPANY

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended September 30, 1998, 1999 and 2000
                                 (in thousands)

                                           Additions
                                     ---------------------
                          Balance at            Charged to
                          Beginning  Charged to   Other                    Balance at
                          of Period   Expense    Accounts    Deductions   End of Period
                          ---------- ---------- ----------   ----------   -------------
YEAR ENDED SEPTEMBER 30,
 1998
Allowance for doubtful
 accounts receivable....   $ 6,194     $4,140                 $  1,244(1)    $ 9,090
Reserve for inventory
 obsolescence and
 adjustment.............     9,537        893    $   479(3)      2,458(2)      8,451
YEAR ENDED SEPTEMBER 30,
 1999
Allowance for doubtful
 accounts receivable....   $ 9,090     $3,301    $10,344(3)   $ 2,16 3(1)    $20,572
Reserve for inventory
 obsolescence and
 adjustment.............     8,451      1,749    $ 1,831(3)      2,356(2)     9 ,675
YEAR ENDED SEPTEMBER 30,
 2000
Allowance for doubtful
 accounts receivable....   $20,572     $4,325    $ 1,154(3)   $14,5 06(1)    $11,545
Reserve for inventory
 obsolescence and
 adjustment.............     9,675      1,107        215(3)      1,776(2)      9,221

--------
(1) Deductions in the allowance for doubtful accounts principally reflect the write-off of previously reserved accounts.
(2) Deductions in the reserve for inventory obsolescence and adjustment principally reflect the sale or disposal of related inventory.
(3) Additions to the reserve principally resulting from acquisitions of businesses.