Form 10-Q
period 2000-12-31
BJ SERVICES CO
filed 2001-02-13
CIK 864328

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

             [X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

There were 82,126,145 shares of the registrant's common stock, $.10 par value, outstanding as of February 9, 2001.

                              BJ SERVICES COMPANY

                                     INDEX

PART I - FINANCIAL INFORMATION:

  Item 1. Financial Statements

     Consolidated Condensed Statement of Operations (Unaudited) - Three
          months ended December 31, 2000 and 1999                           3

     Consolidated Condensed Statement of Financial Position -
          December 31, 2000 (Unaudited) and September 30, 2000              4

     Consolidated Statement of Stockholders' Equity (Unaudited) -
          Three months ended December 31, 2000                              5

     Consolidated Condensed Statement of Cash Flows (Unaudited) -
          Three months ended December 31, 2000 and 1999                     6

     Notes to Unaudited Consolidated Condensed Financial Statements         7

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        10

  Item 3. Quantitative and Qualitative Disclosures About Market Risk       16

PART II - OTHER INFORMATION                                                17

                                 PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
          CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           THREE MONTHS ENDED
                                               DECEMBER 31,
                                            2000        1999
                                           ------      ------
Revenue                                   $489,678    $354,820
Operating expenses:
 Cost of sales and services                347,319     281,452
 Research and engineering                    7,893       6,043
 Marketing                                  14,131      12,736
 General and administrative                 15,900      13,698
 Goodwill amortization                       3,374       3,369
                                          --------    --------
 Total operating expenses                  388,617     317,298
                                          --------    --------
Operating income                           101,061      37,522
Interest expense                            (4,044)     (6,969)
Interest income                                403          86
Other income (expense) - net                (1,264)       (549)
                                          --------    --------
Income before income taxes                  96,156      30,090
Income tax expense                          32,693       9,628
                                          --------    --------
Net income                                $ 63,463    $ 20,462
                                          ========    ========
Earnings per share:
 Basic                                        $.77        $.27
 Diluted                                      $.76        $.25

Weighted average shares outstanding:
 Basic                                      82,050      74,692
 Diluted                                    83,937      82,647


      SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
            CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
                                (IN THOUSANDS)

                                              DECEMBER 31,    SEPTEMBER 30,
                                                  2000             2000
                                              ------------    -------------
                                              (UNAUDITED)
ASSETS

Current assets:
 Cash and cash equivalents                      $    7,883       $    6,472
 Receivables - net                                 387,932          348,106
 Inventories:
  Products                                          59,692           57,988
  Work in process                                    2,526            1,408
  Parts                                             56,953           53,399
                                                ----------       ----------
   Total inventories                               119,171          112,795
 Deferred income taxes                              13,206           15,632
 Other current assets                               25,764           23,373
                                                ----------       ----------
   Total current assets                            553,956          506,378
Property - net                                     584,585          585,394
Deferred income taxes                              176,823          199,795
Goodwill  - net                                    472,861          476,237
Other assets                                        15,483           17,429
                                                ----------       ----------
                                                $1,803,708       $1,785,233
                                                ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                               $  148,989       $  147,581
 Short-term borrowings and current
  portion of long-term debt                         56,338           34,100
 Accrued employee compensation and benefits         41,877           48,536
 Income and other taxes                             28,784           22,771
 Accrued insurance                                  12,111           11,557
 Other accrued liabilities                          83,026           72,546
                                                ----------       ----------
  Total current liabilities                        371,125          337,091
Long-term debt                                     134,314          141,981
Deferred income taxes                                8,515            7,966
Other long-term liabilities                        128,863          128,424
Stockholders' equity                             1,160,891        1,169,771
                                                ----------       ----------
                                                $1,803,708       $1,785,233
                                                ==========       ==========

      SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                          ACCUMULATED
                                                    CAPITAL                                                  OTHER
                                          COMMON   IN EXCESS     TREASURY      UNEARNED      RETAINED    COMPREHENSIVE
                                          STOCK     OF  PAR       STOCK      COMPENSATION    EARNINGS       INCOME          TOTAL
                                          ------   ----------   ----------   -------------   ---------   -------------    ---------
                                                                                (in thousands)
Balance, September 30, 2000               $8,688    $948,859    $(165,154)        $(3,433)   $376,270           $4,541   $1,169,771
Comprehensive income:
 Net income                                                                                    63,463
 Other comprehensive income, net of
  tax:
  Cumulative translation adjustments                                                                               102
Comprehensive income                                                                                                         63,565
Reissuance of treasury stock for:
 Stock options                                                      8,105                      (5,726)                        2,379
 Stock purchase plan                                                8,052                      (2,727)                        5,325
 Stock performance awards                             (1,816)       1,258                         558
Treasury stock purchased                                          (81,019)                                                  (81,019)
Recognition of unearned compensation                                                  870                                       870
Revaluation of stock performance awards                  677                         (677)
Stock performance grant                                4,141                       (4,141)
                                          ------    --------    ---------    ------------    --------          ------    ----------
Balance, December 31, 2000                $8,688    $951,861    $(228,758)        $(7,381)   $431,838           $4,643   $1,160,891
                                          ======    ========    =========    ============    ========          =======   ==========

       SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                         THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                          2000        1999
                                                         ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $ 63,463    $  20,462
Adjustments to reconcile net income to cash
 provided by operating activities:
 Minority interest                                         1,599          761
 Amortization of unearned compensation                       870          840
 Depreciation and amortization                            25,500       26,482
 Deferred income taxes                                    24,760        6,648
Changes in:
  Receivables                                            (39,826)     (24,246)
  Inventories                                             (6,376)      (2,956)
  Accounts payable                                         1,408         (657)
  Other current assets and liabilities                     9,184      (12,678)
  Other - net                                                941       (6,228)
                                                        --------    ---------
   Net cash provided by operating activities              81,523        8,428

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                       (28,069)     (13,745)
Proceeds from disposal of assets                           6,701      121,021
                                                        --------    ---------
   Net cash provided by (used for) investing activities  (21,368)     107,276

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) borrowings - net             14,571     (267,597)
Proceeds from issuance of stock                            7,704      151,682
Purchase of treasury stock                               (81,019)
                                                        --------    ---------
   Net cash used for financing activities                (58,744)    (115,915)

Increase (decrease) in cash and cash equivalents           1,411         (211)
Cash and cash equivalents at beginning of period           6,472        3,924
                                                        --------    ---------
Cash and cash equivalents at end of period              $  7,883    $   3,713
                                                        ========    =========

      SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 BJ SERVICES COMPANY
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 GENERAL

In the opinion of management, the unaudited consolidated condensed financial statements for BJ Services Company (the "Company") include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position and statement of stockholders' equity as of December 31, 2000, and the results of operations and cash flows for each of the three-month periods ended December 31, 2000 and 1999. The consolidated condensed statement of financial position at September 30, 2000 is derived from the September 30, 2000 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the three-month period ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 EARNINGS PER SHARE ("EPS")

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive stock options and warrants less the number of treasury shares assumed to be purchased with the exercise proceeds using the average market price of the Company's common stock for each of the periods presented.

The following table presents information necessary to calculate earnings per share for the periods presented (in thousands except per share amounts):

                                                          THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                            2000      1999
                                                           -------   -------
Net income                                                 $63,463   $20,462
Weighted-average common shares outstanding                  82,050    74,692
                                                           -------   -------
Basic earnings per share                                   $   .77   $   .27
                                                           =======   =======
Weighted-average common and dilutive potential common
 shares outstanding:
 Weighted-average common shares outstanding                 82,050    74,692
 Assumed exercise of stock options                           1,887     2,436
 Assumed exercise of warrants                                          5,519
                                                           -------   -------
                                                            83,937    82,647
                                                           -------   -------
Diluted earnings per share                                 $   .76   $   .25
                                                           =======   =======

NOTE 3 SEGMENT INFORMATION

The Company has three business segments: U.S./Mexico Pressure Pumping, International Pressure Pumping and Other Oilfield Services. The U.S./Mexico Pressure Pumping Services segment includes cementing services and stimulation services (consisting of fracturing, acidizing, sand control, nitrogen, coiled tubing and downhole tools services) which are provided throughout the United States and Mexico. The International Pressure Pumping Services segment also includes cementing and stimulation services which are provided to over 40 countries in the major international oil and natural gas producing areas of Latin America, Europe, Africa, Southeast Asia, Canada and the Middle East. The Other Oilfield Services segment consists of specialty chemicals, tubular services, and process and pipeline services, both throughout the U.S. and internationally.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's annual financial statement footnotes. The Company evaluates the performance of its operating segments based on operating income excluding goodwill amortization and unusual charges. Intersegment sales and transfers are not significant.

Summarized financial information concerning the Company's segments is shown in the following table. The "Corporate" column includes corporate general and administrative expenses and goodwill amortization.

BUSINESS SEGMENTS

                                      U.S./MEXICO           INTERNATIONAL          OTHER
                                        PRESSURE               PRESSURE          OILFIELD
                                        PUMPING                PUMPING           SERVICES            CORPORATE             TOTAL
                                      -----------           -------------        --------            ---------             -----
                                                                           (in thousands)
THREE MONTHS ENDED DECEMBER 31, 2000

Revenues                                 $253,914              $187,763           $ 47,909            $     92           $  489,678
Operating income (loss)                    75,912                28,659              6,204              (9,714)             101,061
Identifiable assets                       369,669               593,604            118,708             721,727            1,803,708

THREE MONTHS ENDED DECEMBER 31, 1999

Revenues                                 $166,588              $145,410           $ 42,646            $    176           $  354,820
Operating income (loss)                    29,128                13,614              4,051              (9,271)              37,522
Identifiable assets                       316,171               590,185            121,400             756,808            1,784,564

                                          THREE MONTHS ENDED     THREE MONTHS ENDED
                                          DECEMBER 31, 2000       DECEMBER 31, 1999
                                          ------------------     ------------------
                                                       (in thousands)
Total operating profit for reportable
 segments                                       $101,061                $37,522

Interest expense - net                            (3,641)                (6,883)
Other income (expense) - net                      (1,264)                  (549)
                                                --------                -------
Income before income taxes                      $ 96,156                $30,090
                                                ========                =======

NOTE 4 COMPREHENSIVE INCOME

The components of comprehensive net income, net of tax, are as follows (in thousands):

                                                         THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                         ------------------
                                                            2000      1999
                                                          -------   -------
Net income attributable to common stockholders            $63,463   $20,462
Change in cumulative translation adjustment                   102      (325)
                                                          -------   -------
Comprehensive net income                                  $63,565   $20,137
                                                          =======   =======

NOTE 5 NEW ACCOUNTING STANDARDS

Effective October 1, 2000, the Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS 133 did not have a material impact on the Company's financial position or results of operations for the three months ended December 31, 2000.

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

     Due to "aging" oilfields and lower-cost sources of oil internationally, drilling activity in the United States has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986, 1992 and again in early 1999. Despite a recovery in the latter half of fiscal 1999, the U.S. average fiscal 1999 active rig count represented the lowest in history. The recovery in U.S. drilling continued throughout fiscal 2000 and into fiscal 2001
due to exceptionally strong oil and natural gas prices.   For the three-month
period ended December 31, 2000, the active U.S. rig count averaged 1,073 rigs, a 39% increase over the same period in fiscal 2000. This represents the highest average quarterly U.S. rig count since 1990.

     Drilling activity outside North America has historically been less volatile than domestic drilling activity and the downturn and recovery cycles tend to lag those of North America. While Canadian drilling activity began to recover during the latter part of fiscal 1999, activity in most of the other international regions has only recently begun to recover from 1999's record lows. During the first quarter of fiscal 2001, active international drilling rigs (excluding Canada) averaged 711 rigs, a 24% increase over the same quarter of fiscal 2000. The recovery in Canadian drilling activity continued into fiscal 2001 with active rigs averaging 375 rigs during the three-month period ending December 31, 2000, an 11% increase over the same period of the previous fiscal year.

RESULTS OF OPERATIONS

     The following table sets forth selected key operating statistics reflecting industry rig count and the Company's financial results:

                                                                    Three Months Ended December 31,
                                                                    -------------------------------
                                                                          2000            1999
                                                                        ------          ------
Rig Count: (1)
   U.S.........................................................          1,073             774
   International...............................................          1,086             908
Revenue per rig (in thousands).................................         $226.8          $211.0
Revenue per employee (in thousands)............................         $ 52.0          $ 44.6
Percentage of gross profit to revenue (2)......................           29.1%           20.7%
Percentage of research and engineering expense to revenue......            1.6%            1.7%
Percentage of marketing expense to revenue.....................            2.9%            3.6%
Percentage of general and administrative expense to revenue....            3.2%            3.9%

________
(1)  Industry estimate of drilling activity as measured by average active rigs.
(2)  Gross profit represents revenue less cost of sales and services.

     Revenue: The Company's revenue for the quarter ended December 31, 2000 was $489.7 million, an increase of 38% from the previous year's first fiscal quarter and the highest quarterly revenues in the Company's history. The record results were attributed to continued improvements in U.S. drilling activity and pricing, and increased international drilling activity. Management expects the Company's revenues in fiscal 2001 to increase by in excess of 15% over 2000, based on the current strength in the North American drilling market and continued improvements in international markets.

     Operating Income: For the quarter ended December 31, 2000, the Company's operating income was $101.1 million, compared to operating income of $37.5 million in the first quarter of fiscal 2000. The Company's gross profit margins for the quarter increased to 29.1% from 20.7% in the prior year's first fiscal quarter. The margin improvement was primarily a result of improved U.S. pricing, better equipment utilization, and labor and equipment efficiencies. These efficiencies are reflected in the increase in both revenue per rig and revenue
per employee in the first quarter of fiscal 2001.    Partially offsetting the
improved margins were increases in research and engineering, marketing and general and administrative expenses totaling $5.4 million due primarily to higher accruals for incentive plans, which are based upon the Company's earnings and stock price. Each of these operating expenses, however, declined as a percentage of revenues.

     Other: Interest expense decreased by $2.9 million compared with the same three-month period of the previous year due to lower outstanding debt caused by the application of improved free cash flow from operations and from the proceeds of the exercise of warrants in the previous fiscal year. During the quarter, the Company increased bank borrowings in order to repurchase 1.4 million shares at a cost totaling $81.0 million. Despite these share repurchases, interest expense is expected to continue to decrease in 2001 due to reduced outstanding borrowings as a result of expected continued strong cash flow from operations.

     Income Taxes: The Company's quarterly effective tax rate increased to 34% from 32% in prior year's first fiscal quarter primarily as a result of higher profitability in North America.

U.S./Mexico Pressure Pumping Segment

     The Company's U.S./Mexico pressure pumping revenues for the three-month period ended December 31, 2000 were a record $253.9 million, a 52% increase over the same prior year period. The increase is primarily due to increased drilling activity and pricing. U.S. drilling activity increased by 39% to an average of 1,073 active rigs (79% of which were drilling for natural gas) during the quarter. This represents the highest average quarterly rig count since 1990. U.S. workover activity levels also increased, up 14%. Each of the Company's major U.S. service lines, including cementing, stimulation, coiled tubing and downhole tools, showed a revenue increase, and a revenue increase was achieved by most U.S. regions. The stronger activity levels also allowed the Company to capture most of its September 2000 price book increase of 14%. As a result of the price improvement and the expected continuation of strong drilling and workover activity levels, management believes that revenues generated by its U.S./Mexico pressure pumping operations during the remaining quarters of fiscal 2001 will continue to substantially exceed those in comparable periods of fiscal 2000.

     Operating income for the Company's U.S./Mexico pressure pumping operations was $75.9 million in the first quarter of fiscal 2001 compared to $29.1 million in the same period of fiscal 2000. The improvement was due primarily to improved pricing, better equipment utilization, and labor and equipment efficiencies. On a year-over-year basis, pricing improved approximately 19% as a result of price book increases implemented during November 1999 and again in September 2000.

International Pressure Pumping Segment

     Revenue for the Company's international pressure pumping operations for the quarter ended December 31, 2000 was $187.8 million, an increase of 29% compared with the same period of the previous fiscal year. Each of the Company's international regions showed year over year revenue increases with the Russia/China region up 77%, Asia Pacific up 43%, Latin America up 40%, Middle East up 37%, Europe/Africa up 34% and Canada up 8%. As a result of new contracts and improving activity in selected locations, management expects each of its international regions to continue showing revenue increases throughout the remainder of fiscal 2001 compared to fiscal 2000.

     As a result of the improved activity, operating income for the Company's international pressure pumping operations was $28.7 million in the first quarter of fiscal 2001 compared to $13.6 million in the same quarter of fiscal 2000.

Other Services Segment

     Revenue for each of the Company's other service lines, which consist of specialty chemicals, tubular services and process and pipeline services, increased 12% in the first quarter of fiscal 2001 compared to the same period of the prior year due primarily to geographic expansions.

     Operating income for these service lines increased to $6.2 million (12.9% of revenue) in the three-month period ended December 31, 2000 compared to $4.1 million (9.5% of revenue) in the same period of fiscal 2000. Operating income margins in the Company's tubular service and process and pipeline service lines benefited most from the increased revenue as they were better able to cover their relatively high fixed cost base.

Capital Resources and Liquidity

     Net cash provided from operating activities for the first quarter of fiscal 2001 was $81.5 million, an increase of $73.1 million from the comparable period of the prior year, due primarily to higher profitability and non-cash U.S. tax expense due to loss carryforwards. This was partially offset by increases in working capital, particularly accounts receivable and inventories, as a result of the rapid revenue growth in North America.

     Net cash used for investing activities in the first quarter of fiscal 2001 was $21.4 million, compared to net cash provided by investing activities in the first quarter of 2000 of $107.3 million. The prior year's net cash provided was due primarily to proceeds received from a transaction involving the transfer of certain pumping service equipment assets in the first quarter of fiscal 2000. Subsequent to the transfer of equipment, the Company received $120.0 million, which was used to repay outstanding bank debt. Excluding this prior year transaction, net cash used for 2001 investing activities increased by $8.6 million due mostly to increased capital spending. Projected capital expenditures for fiscal 2001 are expected to increase significantly from 2000 and are currently expected to be approximately $150 - 165 million. The 2001 capital program is expected to be used primarily for replacement and enhancement of U.S. fracturing equipment and stimulation expansion internationally. The actual amount of 2001 capital expenditures will be primarily dependent on the availability of external manufacturing capacity and is expected to be funded by cash flows from operating activities and available credit facilities.
Management believes cash flows from operating activities and available lines of credit, if necessary, will be sufficient to fund projected capital expenditures.

     Cash flows used for financing activities for the three months ended December 31, 2000 were $58.7 million, compared to cash flows used for financing activities in the first quarter of fiscal 2000 of $115.9 million. Financing activities in the first quarter of fiscal 2000 included a private placement of
4.0 million shares of common stock in October 1999 that generated proceeds of
$144.0 million, which was used to pay down outstanding debt.   During the first
quarter of fiscal 2001, the Company purchased an additional 1.4 million shares of its common stock at a cost of $81.0 million.

     Management strives to maintain low cash balances while utilizing available credit facilities to meet the Company's capital needs. Any excess cash generated has historically been used to pay down outstanding borrowings or fund the Company's stock repurchase program. The Company has a committed, unsecured bank credit facility (the "Bank Credit Facility") which consists of a six-year term loan of approximately $39.1 million (currently drawn in Canadian dollars under a provision which is renewable annually at the option of the banks), which is repayable in 22 quarterly installments that began in March 1997, and a five year U.S. $225.0 million revolving facility available through June 2001. At December 31, 2000, borrowings outstanding under the Bank Credit Facility totaled $39.1 million, consisting solely of borrowings under the term loan. Principal reductions of term loans under the Bank Credit Facility are due in aggregate annual installments of $22.7 million and $16.4 million in the years ending September 30, 2001 and 2002, respectively.

     In addition to the committed facility, the Company had $150.4 million in various unsecured, discretionary lines of credit at December 31, 2000, which expire at various dates in 2001. There are no requirements for commitment fees or compensating balances in connection with these lines of credit. Interest on borrowings is based on prevailing market rates. At December 31, 2000, there was $27.0 million in outstanding borrowings under these lines of credit.

     The Company's total interest-bearing debt increased to 14.1% of its total capitalization at December 31, 2000, compared to 13.1% at September 30, 2000, due to borrowings to fund the repurchase of the Company's common stock during the first quarter of fiscal 2001. The Bank Credit Facility includes various customary covenants and other provisions including the maintenance of certain profitability and solvency ratios and restrictions on dividend payments under certain circumstances, none of which materially restrict the Company's activities. Management believes that the Bank Credit Facility, combined with other discretionary credit facilities and cash flows from operations, provides the Company with sufficient capital resources and liquidity to manage its routine operations, meet debt service obligations and fund projected capital expenditures. If the discretionary lines of credit are not renewed, or if borrowings under these lines of credit otherwise become unavailable, the Company expects to refinance this debt by arranging additional committed bank facilities or through other long-term borrowing alternatives.

ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS 133 at the beginning of fiscal year 2001 did not have a material impact on the Company's financial position or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates, primarily in the United States and Canada. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. A portion of the Company's borrowings are denominated in foreign currencies which exposes the Company to market risk associated with exchange rate movements. When necessary, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There was one foreign exchange contract outstanding at December 31, 2000 in the amount of $23.9 million. This contract was settled on January 2, 2001 with no gain or loss. All items described are non-trading and are stated in U.S. dollars.

                                                 Expected Maturity Dates                                     Fair Value
                                       2001         2002      2003      2004   Thereafter      Total      December 31, 2000
                                 ----------   ----------   -------   -------   ----------   -----------   -----------------
(in thousands)
SHORT TERM BORROWINGS

Bank borrowings; US$                $ 3,964                                                    $  3,964         $  3,964
 denominated
Average variable interest
 rate - 9.50% at December 31,
 2000

Bank borrowings; Canadian $         $20,838                                                    $ 20,838         $ 20,838
 denominated
Average  variable interest
 rate - 6.45% at December 31,
 2000

Bank borrowings; Deutsche           $   947                                                    $    947         $    947
 mark denominated
Average variable interest
 rate - 5.32% at December 31,
 2000

LONG TERM BORROWINGS

Current term loan; Canadian $       $22,703        7,568                                       $ 30,271         $ 30,271
 denominated
Variable interest rate -
 6.26%  at
December 31, 2000

Current Leases: US $                $   318                                                    $    318         $    318
 denominated
Variable interest rate -
 6.18% at
December 31, 2000

Non-current term loan;                            $8,829                                       $  8,829         $  8,829
 Canadian $ denominated
Variable interest rate -
 6.26%  at
December 31, 2000

Non-current leases; US $                          $  523       350                             $    873         $    873
 denominated
Variable interest rate -
 6.18% at
December 31, 2000

7% Series B Notes - US$                                                          $124,612      $124,612         $124,125
 denominated
Fixed interest rate - 7%

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


              None


         (b)  Reports on Form 8-K.

              None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BJ Services Company
                                            (Registrant)



Date: February 13, 2000                BY \s\ Margaret B. Shannon
                                          ----------------------------------
                                          Margaret B. Shannon
                                          Vice President and General Counsel



Date: February 13, 2000                BY \s\ Matthew D. Fitzgerald
                                          ----------------------------------
                                          Matthew D. Fitzgerald
                                          Vice President and Controller
                                          and Chief Accounting Officer