Form 10-Q
period 2001-03-31
BJ SERVICES CO
filed 2001-05-15
CIK 864328

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period From ______ to ______.


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

       Registrant's telephone number, including areacode: (713) 462-4239


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES   X       NO _____
                                       -----

There were 82,274,048 shares of the registrant's common stock, $.10 par value, outstanding as of May 10, 2001.

--------------------------------------------------------------------------------
================================================================================

                              BJ SERVICES COMPANY



                                     INDEX


PART I - FINANCIAL INFORMATION:

  Item 1. Financial Statements

     Consolidated Condensed Statement of Operations (Unaudited) - Three
          and six months ended March 31, 2001 and 2000                        3

     Consolidated Condensed Statement of Financial Position -
          March 31, 2001 (Unaudited) and September 30, 2000                   4

     Consolidated Statement of Stockholders' Equity (Unaudited) -
          Six months ended March 31, 2001                                     5

     Consolidated Condensed Statement of Cash Flows (Unaudited) -
          Six months ended March 31, 2001 and 2000                            6

     Notes to Unaudited Consolidated Condensed Financial Statements           7

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          12

  Item 3. Quantitative and Qualitative Disclosures About Market Risk         19

PART II - OTHER INFORMATION                                                  20

                                    PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements

                              BJ SERVICES COMPANY
          CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                   (In thousands, except per share amounts)


                                                                Three Months Ended     Six Months Ended
                                                                     March 31              March 31,
                                                                2001       2000        2001        2000
                                                             ---------- ---------- ------------ -----------
Revenue                                                        $549,661   $390,755   $1,039,339  $  745,575
Operating expenses:
     Cost of sales and services                                 377,743    302,997      725,062     584,449
     Research and engineering                                     8,877      7,241       16,770      13,284
     Marketing                                                   15,638     13,411       29,769      26,147
     General and administrative                                  16,903     13,862       32,803      27,560
     Goodwill amortization                                        3,375      3,368        6,749       6,737
                                                             ---------- ---------- ------------ -----------
 Total operating expenses                                       422,536    340,879      811,153     658,177
                                                             ---------- ---------- ------------ -----------
Operating income                                                127,125     49,876      228,186      87,398
Interest expense                                                 (3,773)    (5,015)      (7,817)    (11,984)
Interest income                                                     470        163          873         249
Other income (expense) - net                                     (1,471)      (861)      (2,735)     (1,410)
                                                             ---------- ---------- ------------ -----------
Income before income taxes                                      122,351     44,163      218,507      74,253
Income tax expense                                               41,599     14,839       74,292      24,467
                                                             ---------- ---------- ------------ -----------

Net income                                                     $ 80,752   $ 29,324   $  144,215  $   49,786
                                                             ==========   ========   ==========  ==========

Earnings per share:
     Basic                                                     $    .98   $    .38   $     1.76  $      .66
     Diluted                                                   $    .96   $    .34   $     1.72  $      .60

Weighted average shares outstanding:
     Basic                                                       82,039     76,717       82,044      75,699
     Diluted                                                     83,819     84,933       83,871      83,226

Proforma earnings per share (See Note 2):
     Basic                                                     $   $.49   $    .19   $      .88  $      .33
     Diluted                                                   $   $.48   $    .17   $      .86  $      .30

Proforma weighted average shares outstanding (See Note 2):
     Basic                                                      164,078    153,434      164,088     151,398
     Diluted                                                    167,638    169,866      167,742     166,452

      See Notes to Unaudited Consolidated Condensed Financial Statements

                              BJ SERVICES COMPANY
            CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
                                (In thousands)

                                                  March 31,        September 30,
                                                    2001               2000
                                                 ----------        -------------
                                                 (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                       $    8,376         $    6,472
 Receivables - net                                  445,911            348,106
 Inventories:
  Product                                            64,326             57,988
  Work-in-process                                     2,647              1,408
  Parts                                              61,819             53,399
                                                 ----------         ----------
     Total inventories                              128,792            112,795
 Deferred income taxes                               14,032             15,632
 Other current assets                                26,826             23,373
                                                 ----------         ----------
     Total current assets                           623,937            506,378
Property - net                                      608,941            585,394
Deferred income taxes                               142,345            199,795
Goodwill  - net                                     482,823            476,237
Other assets                                         15,588             17,429
                                                 ----------         ----------
                                                 $1,873,634         $1,785,233
                                                 ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                   167,941         $  147,581
 Short-term borrowings and current
  portion of long-term debt                          34,829             34,100
 Accrued employee compensation and benefits          47,935             48,536
 Income and other taxes                              23,518             22,771
 Accrued insurance                                   12,461             11,557
 Other accrued liabilities                           69,887             72,546
                                                 ----------         ----------
     Total current liabilities                      356,571            337,091
Long-term debt                                      126,631            141,981
Deferred income taxes                                 9,524              7,966
Other long-term liabilities                         128,242            128,424
Stockholders' equity                              1,252,666          1,169,771
                                                 ----------         ----------
                                                 $1,873,634         $1,785,233
                                                 ==========         ==========

      See Notes to Unaudited Consolidated Condensed Financial Statements

                              BJ SERVICES COMPANY
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                         Accumulated
                                                     Capital                                             Other
                                           Common    In Excess    Treasury    Unearned        Retained   Comprehensive
                                           Stock     Of Par       Stock       Compensation    Earnings   Income          Total
                                           -------   ----------   ----------  -------------   ---------  -------------   -------
                                                                     (in thousands)
Balance, September 30, 2000                $ 8,688   $ 948,859    $ (165,154)  $  (3,433)    $ 376,270   $ 4,541        $ 1,169,771
Comprehensive income:
 Net income                                                                                    144,215
 Other comprehensive income, net of tax:
  Cumulative translation adjustments                                                                        (597)
Comprehensive income                                                                                                        143,618
Reissuance of treasury stock for:
 Stock options                                                        33,991                   (22,204)                      11,787
 Stock purchase plan                                                   8,052                    (2,727)                       5,325
 Stock performance awards                               (1,814)        1,397                       419                            2
 Acquisition                                                             267                       171                          438
Treasury stock purchased                                             (81,019)                                               (81,019)
Recognition of unearned compensation                                               2,744                                      2,744
Revaluation of stock performance awards                    677                      (677)
Stock performance grant                                  4,141                    (4,141)
                                           -------   ---------    ----------   ---------     ---------   -------        -----------
Balance, March 31, 2001                    $ 8,688   $ 951,863    $ (202,466)  $  (5,507)    $ 496,144   $ 3,944        $ 1,252,666
                                           =======   =========    ==========   =========     =========   =======        ===========

      See Notes to Unaudited Consolidated Condensed Financial Statements

                              BJ SERVICES COMPANY
          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (In thousands)

                                                                             Six Months Ended
                                                                                 March 31,

                                                                          2001             2000
                                                                        --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $144,215        $  49,786
Adjustments to reconcile net income to cash
  provided by operating activities:
  Minority interest                                                        3,055            1,593
  Amortization of unearned compensation                                    2,744            2,190
  Depreciation and amortization                                           51,493           51,784
  Deferred income taxes                                                   59,299           16,148
Changes in:
     Receivables                                                         (94,379)         (42,471)
     Inventories                                                         (15,510)          (9,476)
     Accounts payable                                                     19,966           12,880
     Other current assets and liabilities                                 (6,131)         (25,590)
     Other - net                                                           2,974           (7,629)
                                                                        --------        ---------
       Net cash provided by operating activities                         167,726           49,215

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                       (74,809)         (32,589)
Proceeds from disposal of assets                                           7,718          123,308
Acquisition of business, net of cash acquired                            (10,996)
                                                                        --------        ---------
       Net cash provided by (used for) investing activities              (78,087)          90,719

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings - net                                            (23,830)        (325,489)
Proceeds from issuance of stock                                           17,114          187,211
Purchase of treasury stock                                               (81,019)
                                                                        --------        ---------
       Net cash used for financing activities                            (87,735)        (138,278)

Increase in cash and cash equivalents                                      1,904            1,656
Cash and cash equivalents at beginning of period                           6,472            3,924
                                                                        --------        ---------
Cash and cash equivalents at end of period                              $  8,376        $   5,580
                                                                        ========        =========


      See Notes to Unaudited Consolidated Condensed Financial Statements

                              BJ SERVICES COMPANY
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 General

In the opinion of management, the unaudited consolidated condensed financial statements for BJ Services Company (the "Company") include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position and statement of stockholders' equity as of March 31, 2001, and the results of operations for each of the three-month and six-month periods ended March 31, 2001 and 2000 and cash flows for each of the six-month periods ended March 31, 2001 and 2000. The consolidated condensed statement of financial position at September 30, 2000 is derived from the September 30, 2000 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the six-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

Certain amounts for fiscal 2000 have been reclassified to conform to the current year presentation.

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

The following table presents information necessary to calculate earnings per share for the periods presented (in thousands except per share amounts):

                                                    Three Months Ended             Six Months Ended
                                                         March 31,                    March 31,
                                                     2001          2000             2001        2000
                                                    -------      -------          --------    --------
Net income                                          $80,752      $29,324          $144,215    $ 49,786

Weighted-average common shares outstanding           82,039       76,717            82,044      75,699
                                                    -------      -------          --------    --------

Basic earnings per share                            $   .98      $   .38          $   1.76    $    .66
                                                    =======      =======          ========    ========

Weighted-average common and dilutive potential
 common shares outstanding:
 Weighted-average common shares
  outstanding                                        82,039       76,717            82,044      75,699
 Assumed exercise of stock options                    1,780        2,054             1,827       1,854
 Assumed exercise of warrants                                      6,162                         5,673
                                                    -------      -------          --------    --------
                                                     83,819       84,933            83,871      83,226
                                                    -------      -------          --------    --------

Diluted earnings per share                          $   .96      $   .34          $   1.72    $    .60
                                                    =======      =======          ========    ========

At a special meeting of stockholders on May 10, 2001, the Company's stockholders approved an amendment to the Company's charter increasing the number of authorized shares of common stock from 160 million to 380 million shares. As a result, a 2 for 1 stock split approved by the Board of Directors on March 22, 2001 (to be effected in the form of a stock dividend) will be distributed on or about May 31, 2001 to stockholders of record as of May 17, 2001. Accordingly, proforma information is provided in the financial statements for all periods presented for shares outstanding and earnings per share amounts to reflect the increased number of common shares to be outstanding resulting from the stock split.

Note 3 Segment Information

The Company has three business segments: U.S./Mexico Pressure Pumping, International Pressure Pumping and Other Oilfield Services. The U.S./Mexico Pressure Pumping Services segment includes cementing services and stimulation services (consisting of fracturing, acidizing, sand control, nitrogen, coiled tubing and downhole tools services) that are provided throughout the United States and Mexico. The International Pressure Pumping Services segment also includes cementing and stimulation services provided in over 40 countries in the major oil and natural gas producing areas of Latin America, Europe, Africa, Southeast Asia, Canada and the Middle East. The Other Oilfield Services segment consists of specialty chemicals, tubular services and process and pipeline services provided in the U.S. and internationally.

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

Business Segments

                                 U.S./Mexico          International           Other
                                   Pressure              Pressure           Oilfield
                                   Pumping               Pumping            Services          Corporate             Total
                             ------------------    ------------------    -------------    ---------------     ----------------
                                                                     (in thousands)
Three months ended March 31, 2001
Revenues                               $290,964              $211,410         $ 46,839           $    448           $  549,661
Operating income (loss)                  95,649                40,153            6,001            (14,678)             127,125

Three months ended March 31, 2000

Revenues                               $173,913              $176,741         $ 39,947           $    154           $  390,755
Operating income (loss)                  28,261                31,861              271            (10,517)              49,876

Six months ended March 31, 2001

Revenues                               $544,878              $399,173         $ 94,748           $    540           $1,039,339
Operating income (loss)                 171,561                68,812           12,205            (24,392)             228,186
Identifiable assets                     432,955               623,972          119,872            696,835            1,873,634

Six months ended March 31, 2000

Revenues                               $340,501              $322,151         $ 82,593           $    330           $  745,575
Operating income (loss)                  57,389                45,475            4,322            (19,788)              87,398
Identifiable assets                     327,673               608,250          112,202            748,668            1,796,793


                                           Three Months Ended                      Six Months Ended
                                               March 31,                               March 31,
                                  ---------------------------------     ------------------------------------
                                      2001                2000                2001                 2000
                                  -------------     ---------------     ---------------     ----------------
Total operating profit for
   reportable segments                 $127,125             $49,876            $228,186             $ 87,398
Interest income (expense) - net          (3,303)             (4,852)             (6,944)             (11,735)
Other income (expense) - net             (1,471)               (861)             (2,735)              (1,410)
                                       --------             -------            --------             --------
Income before income taxes             $122,351             $44,163            $218,507             $ 74,253
                                       ========             =======            ========             ========

Note 4 Comprehensive Income

The components of comprehensive net income, net of tax, are as follows in thousands:

                                                Three Months Ended    Six Months Ended
                                                    March 31,             March 31,
                                                  2001       2000       2001      2000
                                                -------    -------   --------   -------
Net income attributable to common
    stockholders                                $80,752    $29,324   $144,215   $49,786
Change in cumulative translation adjustment        (699)      (302)      (597)     (627)
                                                -------    -------   --------   -------
Comprehensive net income                        $80,053    $29,022   $143,618   $49,159
                                                =======    =======   ========   =======

Note 5 New Accounting Standards

Effective October 1, 2000, the Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. This statement requires recognition of all derivatives as either assets or liabilities in the statement of financial position and their measurement at fair value. The adoption of SFAS 133 did not have a material impact on the Company's financial position or results of operations.

Note 6 Business Acquisition

In February 2001, the Company completed the acquisition of Preeminent Energy Services ("Preeminent") for a total purchase price of $21.4 million (including transaction costs) in cash and Company common stock. The transaction may be summarized as follows:

Cash paid                             $11,614
Stock issued                              438
Debt assumed                            9,311
                                      -------
Total purchase price                   21,363
Fair Value of Net Assets Acquired       8,026
                                      -------
Goodwill                              $13,337
                                      =======

This acquisition was accounted for using the purchase method of accounting. Accordingly, the results of Preeminent's operations are included in the consolidated condensed statement of operations beginning February 1, 2001. The assets and liabilities of Preeminent have been recorded in the Company's consolidated condensed statement of financial position at estimated fair market value as of February 1, 2001 with the remaining purchase price reflected as goodwill, which is being amortized on a straight-line basis over 40 years. The allocation of the purchase price is preliminary, as valuation and other studies have not been finalized. It is not expected that the final allocation of purchase price will produce materially different results from those presented herein. Proforma financial information is not presented as the Company's management does not believe that this acquisition is material to the Company's consolidated financial statements.

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

     Due to "aging" oilfields and lower-cost sources of oil internationally, drilling activity in the United States has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986, 1992 and again in early 1999. Despite a recovery in the latter half of fiscal 1999, the U.S. average fiscal 1999 active rig count represented the lowest in history. The recovery in U.S. drilling continued throughout fiscal 2000 and into fiscal 2001 due to exceptionally strong oil and natural gas prices. For the six-month period ended March 31, 2001, the active U.S. rig count averaged 1,106 rigs, a 43% increase over the same period in fiscal 2000. For the three-month period ended March 31, 2001, the active U.S. rig count averaged 1,139 rigs, which is the highest average quarterly U.S. rig count since 1986.

     Drilling activity outside North America has historically been less volatile than domestic drilling activity and the downturn and recovery cycles tend to lag those of North America. While Canadian drilling activity began to recover during the latter part of fiscal 1999, activity in most of the other international regions has only recently begun to recover from the 1999 record lows. The recovery in Canadian drilling activity continued into fiscal 2001 with active rigs averaging 445 rigs during the six-month period ending March 31, 2001, a 9% increase over the same period of the previous fiscal year. For the quarter ended March 31, 2001, Canadian drilling activity averaged 515 rigs, 7.4% higher than the same period of the prior year. Active international drilling rigs (excluding Canada) averaged 717 rigs during the six-month period ended March 31, 2001, a 25% increase over the comparable period of fiscal 2000. For the three-month period ended March 31, 2001, international drilling rigs (excluding Canada) averaged 724 rigs, a 26% increase over the same period of fiscal 2000.

Results of Operations

The following table sets forth selected key operating statistics reflecting industry rig counts and the Company's financial results:

                                                                Three Months Ended          Six Months Ended
                                                                     March 31,                  March 31,
                                                               2001         2000           2001           2000
                                                            ---------   -----------    -----------  -------------
Rig Count: (1)
  U.S.                                                          1,139           770          1,106            772
  International                                                 1,239         1,056          1,162            982
Revenue per rig (in thousands)                                 $231.1        $214.0         $458.2         $425.1
Revenue per employee (in thousands)                            $ 56.1        $ 46.7         $108.2         $ 91.3
Percentage of gross profit to revenue (2)                        31.3%         22.5%          30.2%          21.6%
Percentage of research and engineering expense to
 revenue                                                          1.6%          1.9%           1.6%           1.8%

Percentage of marketing expense to revenue                        2.8%          3.4%           2.9%           3.5%
Percentage of general and administrative expense to
 revenue                                                          3.1%          3.5%           3.2%           3.7%


(1)  Industry estimate of drilling activity as measured by average active rigs.
(2)  Gross profit represents revenue less cost of sales and services.

     Revenue: The Company's revenue for the quarter ended March 31, 2001 was $549.7 million, an increase of 41% from the previous year's second fiscal quarter and the highest quarterly revenue in the Company's history. For the six-month period ended March 31, 2001, the Company's revenue was $1.0 billion, an increase of 39% from the same period of fiscal 2000. These record results were attributable to continued improvements in U.S. drilling activity and pricing, and gradually increasing international drilling activity. Management expects the Company to continue to achieve revenue improvement in each of the remaining quarters of fiscal 2001 compared with the same quarters of the previous year.

     Operating Income: For the quarter ended March 31, 2001, the Company's operating income was $127.1 million, compared to operating income of $49.9 million in the second quarter of fiscal 2000. For the six months ended March 31, 2001, the Company recorded operating income of $228.2 million compared to $87.4 million in the first half of fiscal 2000. The Company's gross profit margins for the quarter increased to 31.3% from 22.5% in the prior year's second fiscal quarter. For the six months ended March 31, 2001, the Company's gross profit margins increased to 30.2% from 21.6% for the same period of fiscal 2000. The margin improvements were primarily a result of improved U.S. pricing, better equipment utilization, and labor efficiencies and more than offset a $2.6 million impairment write-down of idle operating assets identified for disposal. These efficiencies are reflected in the increase in both revenue per rig and revenue per employee during the first six months of fiscal 2001 compared to the same period of fiscal 2000. Partially offsetting the improved margins were increases in research and engineering, marketing and general and administrative expenses which increased by $6.9 million and $12.4 million compared with the prior year's second quarter and six-month period, respectively, due primarily to higher accruals for incentive plans, which are based upon the Company's earnings and stock price. Each of these operating expenses, however, declined as a percentage of revenue for both the three and six-month periods.

     Other: Interest expense decreased by $1.2 million and $4.2 million, respectively, compared with the same three and six-month periods of the previous year due to lower outstanding debt. This was a result of the application of improved free cash flow from operations. The proceeds of the exercise of warrants reduced outstanding debt in the previous fiscal year. Borrowings and interest expense are expected to continue to decrease in 2001 because of expected continued strong cash flow from operations.

     Income Taxes: The Company's effective tax rate for the six-month period ended March 31, 2001 increased to 34% from 33% in the same period of last year primarily as a result of increased profitability in the higher tax jurisdictions of North America.

U.S./Mexico Pressure Pumping Segment

     The Company's U.S./Mexico pressure pumping revenues for the three and six-month periods ended March 31, 2001increased by 67% and 60%, respectively, from the same prior year periods. Each of the Company's major U.S. service lines, including cementing, stimulation, coiled tubing and downhole tools, showed revenue increases, and all U.S. operating regions realized revenue increases in excess of 50% compared with the prior year's second quarter. These increases are primarily due to increased drilling activity and improved pricing. U.S. drilling activity for the quarter ended March 31, 2001 increased by 48% over the same quarter of fiscal 2000, to an average of 1,139 active rigs (79% of which were drilling for natural gas) during the quarter. This represents the highest average quarterly rig count since 1986. For the six months ended March 31, 2001, the U.S. active rig count averaged 1,106, a 43% increase over the same period of the previous fiscal year. U.S. workover activity levels also increased, up 16% during the first six months of fiscal 2001 compared to the same period of fiscal 2000. The stronger activity levels also allowed the Company to capture most of its September 2000 and a portion of its March 2001 price book increases. Also during the quarter, the Company completed the acquisition of Preeminent Energy Services, a Louisiana based coiled tubing company, which strengthened the Company's existing Gulf Coast and South Texas capabilities. As a result of the price improvement and the expected continuation of strong drilling and workover activity levels, management believes that revenues generated by its U.S./Mexico pressure pumping operations during the remaining two quarters of fiscal 2001 will continue to substantially exceed those in the comparable periods of fiscal 2000.

     Operating income for the Company's U.S./Mexico pressure pumping operations was $95.6 million in the second quarter of fiscal 2001 compared to $28.3 million in the same period of fiscal 2000. For the six-month period ended March 31, 2001, U.S./Mexico pressure pumping operating income was $171.6 million, compared to $57.4 million during the same year earlier period. The improvements were due primarily to improved pricing, better equipment utilization, and labor efficiencies. On a year-over-year basis, pricing improved approximately 24% as a result of price book increases implemented during September 2000 and March 2001. On a sequential basis, pricing improved approximately 6% from the previous quarter.


International Pressure Pumping Segment

     Revenue for the Company's international pressure pumping operations for the quarter and six-month periods ended March 31, 2001 increased 20% and 24%, respectively, compared with the same periods of the previous fiscal year. These were due primarily to an increase in Canadian gas drilling, increased stimulation activity in several international regions and contributions from geographic expansions. For the quarter ended March 31, 2001, each of the Company's international regions except Europe/Africa showed year-over-year revenue increases, with its Russia/China region up 57%, Asia Pacific region up 30%, Latin America region up 43%, Middle East region up 46%, and Canada region up 11%. While the Europe/Africa region recorded a 6% decline in revenue, this was solely due to an abnormally slow quarter for North Sea vessel stimulation work caused by project delays. For the six-month period ended March 31, 2001, all of the Company's international regions showed year-over-year revenue increases. As a result of new contracts and improving activity in selected locations, management expects revenue increases for each of its international regions throughout the remainder of fiscal 2001 when compared to the same quarter of fiscal 2000.

     As a result of the improved activity, operating income for the Company's international pressure pumping operations was $40.2 million in the second quarter of fiscal 2001 compared to $31.9 million in the same quarter of fiscal 2000. For the six months ended March 31, 2001, operating income was $68.8 million, an increase of $23.3 million over the same period of fiscal 2000. In addition to the improved activity, operating margins improved slightly due to startup costs in selected international locations that negatively impacted operating margins in the first six months of the previous year.

Other Services Segment

     Revenue for the Company's other service lines, which consist of specialty chemicals, tubular services and process and pipeline services, increased 17% in the second quarter of fiscal 2001 compared to the same period of the prior year due primarily to increased activity from the process and pipeline inspection service line in Canada and Europe. For the six months ended March 31, 2001, revenue for these combined service lines increased 15% over the same period of fiscal 2000 due primarily to geographic expansions.

     Operating income for these service lines was $6.0 million (12.8% of revenue) in the three-month period ended March 31, 2001 compared to $.3 million (.7% of revenue) in the same period of fiscal 2000. For the six-month period ended March 31, 2001, operating income for the Company's other service lines was $12.2 million, an increase of $7.9 million over the same period of fiscal 2000. Operating income margins in the Company's tubular service and process and pipeline service lines benefited most from the increased revenue as they were better able to cover their relatively high fixed cost base. Also contributing to the percentage increase in margins was the impact of startup costs incurred during the first half of fiscal 2000 for new projects in the process and pipeline services group that were delayed until the prior year's third fiscal quarter.

Capital Resources and Liquidity
-------------------------------

     Net cash provided from operating activities for the first half of fiscal 2001 was $167.7 million, an increase of $118.5 million from the comparable period of the prior year, due primarily to higher profitability and non-cash U.S. tax expense due to loss carryforwards. This was partially offset by increases in working capital, particularly accounts receivable and inventories, caused by the rapid revenue growth in North America.

     Net cash used for investing activities in the first six months of fiscal 2001 was $78.1 million, compared to net cash of $90.7 million provided by investing activities in the comparable period of 2000. The prior year's net cash provided by investing activities was due primarily to proceeds received from a transaction involving the transfer of certain pumping service equipment assets in the first quarter of fiscal 2000. Subsequent to the transfer of equipment, the Company received $120.0 million that was used to repay outstanding bank debt. Excluding this prior year transaction, net cash used for 2001 investing activities increased by $48.8 million due mostly to increased capital spending and the acquisition of Preeminent Energy Services in February 2001 for net cash of $11.0 million. Projected capital expenditures for fiscal 2001 are expected to increase significantly from 2000 and are currently planned to be approximately $150 - 165 million. The 2001 capital program will primarily replace and enhance U.S. fracturing equipment and expand stimulation resources internationally. The actual amount of 2001 capital expenditures will be dependent upon the availability of external manufacturing capacity and is expected to be funded by cash flows from operating activities and available
credit facilities.   Management believes cash flows from operating activities
and available lines of credit, if necessary, will be sufficient to fund projected capital expenditures.

   Cash flows used for financing activities for the six months ended March 31, 2001, were $87.7 million compared to $138.3 million in the comparable period of fiscal 2000. Financing activities in the first half of fiscal 2000 included a private placement of 4.0 million shares of common stock in October 1999 that
generated proceeds of $144.0 million used to pay down outstanding debt.   During
the first six months of fiscal 2001, the Company purchased 1.4 million shares of its common stock at a cost of $81.0 million.

     Management strives to maintain low cash balances while utilizing available credit facilities to meet the Company's capital needs. Any excess cash generated has historically been used to pay down outstanding borrowings or fund the Company's stock repurchase program. The Company has a committed, unsecured bank credit facility (the "Bank Credit Facility") consisting of a six-year term loan of approximately $30.3 million (currently drawn in Canadian dollars under a provision which is renewable annually at the option of the banks), which is repayable in 22 quarterly installments that began in March 1997, and a five year U.S. $225.0 million revolving facility available through June 2001. Presently, the Company is in negotiations to replace the revolving credit facility.

Management expects, subject to final negotiations and the execution of a definitive credit agreement, to have a committed facility in place prior to the expiration of the existing credit facility at June 30, 2001. At March 31, 2001, borrowings outstanding under the Bank Credit Facility totaled $30.3 million, consisting solely of borrowings under the term loan. Principal reductions of term loans under the Bank Credit Facility are due in aggregate annual installments of $14.5 million and $15.8 million in the years ending September 30, 2001 and 2002, respectively.

     In addition to the committed facility, the Company had $146.7 million in various unsecured, discretionary lines of credit at March 31, 2001, which expire at various dates in 2001. There are no requirements for commitment fees or compensating balances in connection with these lines of credit. Interest on borrowings is based on prevailing market rates. At March 31, 2001, there was $6.5 million in outstanding borrowings under these lines of credit.

     Because of improved free cash flows from operations and despite the repurchase of the Company's common stock during the first quarter of fiscal 2001, the Company's total interest-bearing debt decreased to 11.4% of its total capitalization at March 31, 2001, compared to 13.1% at September 30, 2000. The Bank Credit Facility includes various customary covenants and other provisions including the maintenance of certain profitability and solvency ratios and restrictions on dividend payments under certain circumstances, none of which materially restrict the Company's activities. Management believes that the Bank Credit Facility, combined with other discretionary credit facilities and cash flows from operations, provides the Company with sufficient capital resources and liquidity to manage its routine operations, meet debt service obligations and fund projected capital expenditures. If the discretionary lines of credit are not renewed, or if borrowings under these lines of credit otherwise become unavailable, the Company expects to refinance this debt by arranging additional committed bank facilities or through other long-term borrowing alternatives.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates, primarily in the United States and Canada. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. A portion of the Company's borrowings are denominated in foreign currencies which exposes the Company to market risk associated with exchange rate movements. When necessary, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There was one foreign exchange contract outstanding at March 31, 2001 in the amount of $41.9 million. This contract was settled on April 2, 2001 with no gain or loss. All items described are non-trading and are stated in U.S. dollars.

                                                           Expected Maturity Dates                              Fair Value
                                                 2000        2001     2002     2003  Thereafter     Total     March 31, 2001
                                                 ----        ----     ----     ----  ----------     -----     --------------
(in thousands)
SHORT TERM BORROWINGS

Bank borrowings; US$ denominated                $    548                                              $     548       $     548
Average variable interest rate - 6.04% at
March 31, 2001

Bank borrowings:  Canadian $ denominated        $  2,114                                              $   2,114       $   2,114
Average variable interest rate - 6.75% at
March 31, 2001

Bank borrowings; Deutsche mark                  $  2,720                                              $   2,720       $   2,720
denominated Average variable interest
rate - 5.16% at
March 31, 2001

LONG TERM BORROWINGS

Current term loan; Canadian $ denominated       $ 14,563      14,563                                  $  29,126       $  29,126
Variable interest rate - 5.36% at
March 31, 2001

Current Leases: US $ denominated                $    321                                              $     321       $     321
Variable interest rate - 6.18% at
March 31, 2001

Non-current term loan; Canadian $                           $  1,214                                  $   1,214       $   1,214
denominated
Variable interest rate - 5.36%  at
March 31, 2001

Non-current leases; US $ denominated                        $    435       350                        $     785       $     785
Variable interest rate - 6.18% at
March 31, 2001

7% Series B Notes - US$ denominated                                                      $124,632     $ 124,632       $ 127,100
Fixed interest rate - 7%

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings

             None

Item 2.  Changes in Securities

             On March 22, 2001, the Board of Directors of BJ Services Company (the "Company") approved an amendment to the Company's Amended Certificate of Incorporation to increase the number of shares of authorized common stock of the Company, par value $0.10 per share (the "Common Stock"), from 160,000,000 shares to 380,000,000 shares (the "Charter Amendment"). The Charter Amendment was approved by the Company's stockholders at a special meeting of stockholders held on May 10, 2001. On March 22, 2001, the Board of Directors of the Company declared a stock split, which will be effected in the form of a stock dividend (the "Stock Split") on the issued shares of Common Stock. The dividend will be paid on or about May 31, 2001, in newly issued shares to stockholders of record on May 17, 2001. Stockholders of record as of the close of business on May 17, 2001, the record date for the stock split (the "Stock Split Record Date"), will receive one additional share of Common Stock for each share of Common Stock held by such stockholder on the Stock Split Record Date.

             After giving effect to the Stock Split, the Company's preferred share purchase rights associated with the Common Stock (the "Rights"), and certain liquidation, dividend and voting rights associated with the Company's authorized but unissued Series A Junior Participating Preferred Stock issuable upon distribution and exercise of the Rights (the "Preferred Stock") will be proportionately adjusted to reflect the effect of the Stock Split. After giving effect to such adjustments to the Rights, the number of Rights associated with each share of Common Stock has been adjusted to be one-quarter of a Right to purchase a one one-thousandth interest in a share of the Company's authorized Preferred Stock. The Rights are subject to further adjustments pursuant to their terms under certain circumstances.

Item 3.  Defaults upon Senior Securities

             None

Item 4.  Submission of Matters to a Vote of Security Holders

             The Company held its Annual Meeting of Stockholders on January 25, 2001 in Houston, Texas. All nominated directors were elected, and the BJ Services Company 2000 Incentive Plan was approved.

           (i) Directors elected at the Annual Meeting:

                                            Votes in           Votes
                                             Favor            Withheld
                                             -----            --------
           Class II Directors
           ------------------
           Don D. Jordan                   74,593,495         240,624
           Michael McShane                 74,599,969         234,150


           Directors with terms of office continuing after the Annual Meeting:

           Class I Directors
           -----------------

           John R. Huff
           R.A. LeBlanc
           Michael E. Patrick

           Class III Directors
           -------------------

           L. William Heiligbrodt
           James L. Payne
           J.W. Stewart

                                                     Votes in            Votes
      (ii)                                            Favor            Withheld
                                                      -----            ---------
             Adoption of the BJ Services
             Company 2000 Stock Incentive Plan      53,217,181        21,616,936

Item 5. Other Information

             None

Item 6. Exhibits and Reports on Form 8-K.

             (a)  Exhibits.

            *3.5 Certificate of Amendment to Certificate of Incorporation, dated May 10, 2001.

           *10.28   Director's Benefit Plan effective December 7, 2000.

           *10.29   BJ Services Deferred Compensation Plan effective October 1,
                    2000

* Filed herewith

          10.30 Amendment effective May 10, 2001 to BJ Services Company 1995 Incentive Plan (filed as Appendix B to the Company's Proxy Statement dated April 10, 2001 and incorporated herein by reference.)

          10.31 Amendment effective May 10, 2001 to BJ Services Company 1997 Incentive Plan (filed as Appendix C to the Company's Proxy Statement dated April 10, 2001 and incorporated herein by reference.)

          10.32 Second Amendment effective May 10, 2001 to BJ Services Company 2000 Incentive Plan (filed as Appendix D to the Company's Proxy Statement dated April 10, 2001 and incorporated herein by reference.)

               (b)  Reports on Form 8-K.
                       None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BJ Services Company
                                            (Registrant)



Date: May 15, 2001                     BY\s\Michael McShane
                                       -----------------------------------------
                                          Michael McShane
                                          Senior Vice President, Finance, Chief
                                          Financial Officer and Director
                                          (Principal Financial Officer)



Date: May 15, 2001                     BY\s\James Horsch
                                       -----------------------------------------
                                          James Horsch
                                          Controller
                                          (Principal Accounting Officer)