Form 10-Q
period 2001-06-30
BJ SERVICES CO
filed 2001-08-10
CIK 864328

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES   X     NO
                                       _____      _____

There were 163,929,592 shares of the registrant's common stock, $.10 par value, outstanding as of August 8, 2001.

================================================================================

                              BJ SERVICES COMPANY



                                     INDEX


PART I - FINANCIAL INFORMATION:

   Item 1. Financial Statements

     Consolidated Condensed Statement of Operations (Unaudited) - Three
          and nine months ended June 30, 2001 and 2000                                                  3

     Consolidated Condensed Statement of Financial Position -
          June 30, 2001 (Unaudited) and September 30, 2000                                              4

     Consolidated Statement of Stockholders' Equity (Unaudited) -
          Nine months ended June 30, 2001                                                               5

     Consolidated Condensed Statement of Cash Flows (Unaudited) -
          Nine months ended June 30, 2001 and 2000                                                      6

     Notes to Unaudited Consolidated Condensed Financial Statements                                     7

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                                    12

  Item 3. Quantitative and Qualitative Disclosures About Market Risk                                   19

PART II - OTHER INFORMATION                                                                            20

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                       JUNE 30,                   JUNE 30,
                                                                                   2001        2000          2001          2000
                                                                                 --------    --------    ----------    ----------
Revenue                                                                          $579,839    $371,294    $1,619,178    $1,116,869
Operating expenses:
 Cost of sales and services                                                       382,226     292,841     1,107,288       877,290
 Research and engineering                                                           8,530       6,570        25,300        19,854
 Marketing                                                                         16,269      13,025        46,038        39,172
 General and administrative                                                        15,695      13,867        48,498        41,427
 Goodwill amortization                                                              3,376       3,369        10,125        10,106
                                                                                 --------    --------    ----------    ----------
 Total operating expenses                                                         426,096     329,672     1,237,249       987,849
                                                                                 --------    --------    ----------    ----------
Operating income                                                                  153,743      41,622       381,929       129,020
Interest expense                                                                   (4,292)     (3,845)      (12,109)      (15,829)
Interest income                                                                       739         507         1,612           756
Other income (expense) - net                                                        8,611         (75)        5,876        (1,485)
                                                                                 --------    --------    ----------    ----------
Income before income taxes                                                        158,801      38,209       377,308       112,462
Income tax expense                                                                 53,992      12,301       128,284        36,768
                                                                                 --------    --------    ----------    ----------

Net income                                                                       $104,809    $ 25,908    $  249,024    $   75,694
                                                                                 ========    ========    ==========    ==========

Earnings per share:
 Basic                                                                               $.64        $.16         $1.52          $.49
 Diluted                                                                             $.63        $.15         $1.49          $.45

Weighted average shares outstanding:
 Basic                                                                            164,544     165,160       164,240       155,968
 Diluted                                                                          167,585     169,440       167,669       168,176

    SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
            CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
                                (IN THOUSANDS)

                                                                                                          JUNE 30,    SEPTEMBER 30,
                                                                                                            2001          2000
                                                                                                         ----------   -------------
                                                                                                        (UNAUDITED)
ASSETS

Current assets:
 Cash and cash equivalents                                                                               $   60,189    $    6,472
 Receivables - net                                                                                          463,306       348,106
 Inventories:
  Product                                                                                                    65,967        57,988
  Work-in-process                                                                                             2,773         1,408
  Parts                                                                                                      63,454        53,399
                                                                                                         ----------    ----------
   Total inventories                                                                                        132,194       112,795
 Deferred income taxes                                                                                       14,014        15,632
 Other current assets                                                                                        26,038        23,373
                                                                                                         ----------    ----------
   Total current assets                                                                                     695,741       506,378
Property - net                                                                                              642,476       585,394
Deferred income taxes                                                                                        99,222       199,795
Goodwill  - net                                                                                             479,594       476,237
Other assets                                                                                                 16,274        17,429
                                                                                                         ----------    ----------
                                                                                                         $1,933,307    $1,785,233
                                                                                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                                                        $  178,181    $  147,581
 Short-term borrowings and current
  portion of long-term debt                                                                                   6,573        34,100
 Accrued employee compensation and benefits                                                                  54,846        48,536
 Income and other taxes                                                                                      29,846        22,771
 Accrued insurance                                                                                           12,419        11,557
 Other accrued liabilities                                                                                   76,372        72,546
                                                                                                         ----------    ----------
  Total current liabilities                                                                                 358,237       337,091
Long-term debt                                                                                               79,472       141,981
Deferred income taxes                                                                                         9,460         7,966
Other long-term liabilities                                                                                 127,143       128,424
Stockholders' equity                                                                                      1,358,995     1,169,771
                                                                                                         ----------    ----------
                                                                                                         $1,933,307    $1,785,233
                                                                                                         ==========    ==========

      SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                         ACCUMULATED
                                                   CAPITAL                                                 OTHER
                                        COMMON    IN EXCESS     TREASURY      UNEARNED      RETAINED    COMPREHENSIVE
                                         STOCK     OF  PAR       STOCK      COMPENSATION    EARNINGS       INCOME          TOTAL
                                        -------   ----------   ----------   -------------   ---------   -------------   -----------
                                                                               (IN THOUSANDS)
Balance, September 30, 2000             $ 8,688    $948,859    $(165,154)        $(3,433)   $376,270           $4,541   $ 1,169,771
Comprehensive income:
 Net income                                                                                  249,024                        249,024
 Other comprehensive income, net of
  tax:
  Cumulative translation adjustments                                                                              871           871
                                                                                                                        -----------
Comprehensive income                                                                                                        249,895
Issuance of stock for:
 Stock split                              8,688                                               (8,688)
Reissuance of treasury stock for:
 Stock options                                                    35,309                     (23,003)                        12,306
 Stock purchase plan                                               8,052                      (2,727)                         5,325
 Stock performance awards                            (1,815)       1,397                         418
 Acquisition                                                         267                         171                            438
Treasury stock purchased                                         (82,118)                                                   (82,118)
Recognition of unearned compensation                                               3,378                                      3,378
Revaluation of stock performance
 awards                                              (1,245)                       1,245
Stock performance grant                               4,141                       (4,141)
                                        -------    --------    ---------    ------------    --------    -------------   -----------
Balance, June 30, 2001                  $17,376    $949,940    $(202,247)   $     (2,951)   $591,465    $       5,412   $1, 358,995
                                        =======    ========    =========    ============    ========    =============   ===========

      SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)



                                                                           NINE MONTHS ENDED
                                                                                JUNE 30,
                                                                            2001         2000
                                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $ 249,024    $  75,694
Adjustments to reconcile net income to cash
  provided by operating activities:
  Minority interest                                                          4,587        2,470
  Amortization of unearned compensation                                      3,378        2,640
  Depreciation and amortization                                             77,547       76,376
  Deferred income taxes                                                    101,954       22,947
Changes in:
     Receivables                                                          (111,774)     (17,337)
     Inventories                                                           (18,912)     (14,257)
     Accounts payable                                                       30,206        7,997
     Other current assets and liabilities                                   14,637      (21,720)
     Other - net                                                            (3,999)       4,003
                                                                         ---------    ---------
       Net cash provided by operating activities                           346,648      138,813

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                        (128,542)     (53,295)
Proceeds from disposal of assets                                            10,339      125,609
Acquisition of business, net of cash acquired                              (10,996)      (3,240)
                                                                         ---------    ---------
       Net cash provided by (used for) investing activities               (129,199)      69,074

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings - net                                              (99,245)    (381,478)
Proceeds from issuance of stock                                             17,631      179,341
Proceeds from warrant exercise                                                          143,526
Purchase of treasury stock                                                 (82,118)    (148,969)
                                                                         ---------    ---------
       Net cash used for financing activities                             (163,732)    (207,580)

Increase in cash and cash equivalents                                       53,717          307
Cash and cash equivalents at beginning of period                             6,472        3,924
                                                                         ---------    ---------
Cash and cash equivalents at end of period                               $  60,189    $   4,231
                                                                         =========    =========

      SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              BJ SERVICES COMPANY
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 GENERAL

In the opinion of management, the unaudited consolidated condensed financial statements for BJ Services Company (the "Company") include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position and statement of stockholders' equity as of June 30, 2001, and the results of operations for each of the three-month and nine-month periods ended June 30, 2001 and 2000 and cash flows for each of the nine-month periods ended June 30, 2001 and 2000. The consolidated condensed statement of financial position at September 30, 2000 is derived from the September 30, 2000 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and the cash flows for the nine-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Certain amounts for fiscal 2000 have been reclassified to conform to the current year presentation.

NOTE 2 EARNINGS PER SHARE

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of common shares outstanding during each period and the assumed exercise of dilutive stock options and warrants less the number of treasury shares assumed to be purchased with the exercise proceeds using the average market price of the Company's common stock for each of the periods presented.

The following table presents information necessary to calculate earnings per share for the periods presented (in thousands except per share amounts):


                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                      2001       2000       2001       2000
                                                    --------   --------   --------   --------
Net income                                          $104,809   $ 25,908   $249,024   $ 75,694

Weighted-average common shares outstanding           164,544    165,160    164,240    155,968
                                                    --------   --------   --------   --------

Basic earnings per share                            $    .64   $    .16   $   1.52   $    .49
                                                    ========   ========   ========   ========

Weighted-average common and dilutive potential
 common shares outstanding:
 Weighted-average common shares
  outstanding                                        164,544    165,160    164,240    155,968
 Assumed exercise of stock options                     3,041      4,280      3,429      4,421
 Assumed exercise of warrants                                                           7,787
                                                    --------   --------   --------   --------
                                                     167,585    169,440    167,669    168,176
                                                    --------   --------   --------   --------

Diluted earnings per share                          $    .63   $    .15   $   1.49   $    .45
                                                    ========   ========   ========   ========

At a special meeting on May 10, 2001, the Company's stockholders approved an amendment to the Company's charter increasing the number of authorized shares of common stock from 160 million to 380 million shares. As a result, a 2 for 1 stock split (to be effected in the form of a stock dividend) approved by the Board of Directors on March 22, 2001 was distributed on May 31, 2001 to stockholders of record as of May 17, 2001. Accordingly, all references in the financial statements to numbers of shares outstanding and earnings per share amounts have been retroactively restated for all periods presented to reflect the increased number of common shares outstanding resulting from the stock split.

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

BUSINESS SEGMENTS

                                       U.S./MEXICO        INTERNATIONAL          OTHER
                                         PRESSURE            PRESSURE           OILFIELD
                                         PUMPING             PUMPING            SERVICES         CORPORATE           TOTAL
                                      -------------      -------------        ----------       ------------       ------------
                                                                            (IN THOUSANDS)
THREE MONTHS ENDED JUNE 30, 2001

Revenues                                 $343,209            $182,752         $ 53,604          $    274           $  579,839
Operating income (loss)                   134,596              23,739            7,650           (12,242)             153,743

THREE MONTHS ENDED JUNE 30, 2000

Revenues                                 $184,525            $140,363         $ 46,249          $    157           $  371,294
Operating income (loss)                    35,612               6,281            5,835            (6,106)              41,622

NINE MONTHS ENDED JUNE 30, 2001

Revenues                                 $888,087            $581,925         $148,352          $    814           $1,619,178
Operating income (loss)                   306,157              92,551           19,855           (36,634)             381,929
Identifiable assets                       502,918             598,586          125,538           706,265            1,933,307

NINE MONTHS ENDED JUNE 30, 2000

Revenues                                 $525,026            $462,514         $128,842          $    487           $1,116,869
Operating income (loss)                    93,001              51,756           10,157           (25,894)             129,020
Identifiable assets                       321,047             575,816          115,219           740,402            1,752,484


                                             THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                  JUNE 30,                                   JUNE 30,
                                     ---------------------------------           ----------------------------------
                                         2001                  2000                  2001                   2000
                                     -----------           -----------           -----------             ----------
Total operating profit for
   reportable segments                  $153,743               $41,622              $381,929               $129,020
Interest income (expense) - net           (3,553)               (3,338)              (10,497)               (15,073)
Other income (expense) - net               8,611                   (75)                5,876                 (1,485)
                                        --------               -------              --------               --------
Income before income taxes              $158,801               $38,209              $377,308               $112,462
                                        ========               =======              ========               ========

NOTE 4 COMPREHENSIVE INCOME

The components of comprehensive net income, net of tax, are as follows in thousands:


                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 ------------------   ------------------
                                                   2001      2000       2001      2000
                                                 --------   -------   --------   -------
Net income attributable to common
    stockholders                                 $104,809   $25,908   $249,024   $75,694
Change in cumulative translation adjustment         1,468       200        871      (427)
                                                 --------   -------   --------   -------
Comprehensive net income                         $106,277   $26,108   $249,895   $75,267
                                                 ========   =======   ========   =======

NOTE 5 NEW ACCOUNTING STANDARDS

Effective October 1, 2000, the Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS 133"). SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. This statement requires recognition of all derivatives as either assets or liabilities in the statement of financial position and their measurement at fair value. The Company's adoption of SFAS 133 did not have a material impact on its financial position or results of operations.

On July 20, 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS requires all business combinations to be accounted for using the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires the purchase method to be used for business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS 142, which is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001. The Company currently intends to adopt SFAS 142 effective October 1, 2001, the beginning of the Company's next fiscal year. The Company's cessation of goodwill amortization under the guidelines of SFAS 142 will result in (assuming no impairment of goodwill) a reduction in operating expenses of $3.4 million per quarter ($13.5 million annually), as compared to fiscal 2001.

NOTE 6 BUSINESS ACQUISITION

In February 2001, the Company completed the acquisition of Preeminent Energy Services ("Preeminent") for a total purchase price of $21.4 million (including transaction costs) in cash and Company common stock. The transaction may be summarized as follows:

Cash paid                               $11,614
Stock issued                                438
Debt assumed                              9,311
                                        -------
  Total purchase price                   21,363
Fair value of net assets acquired         7,902
                                        -------
Goodwill                                $13,461
                                        =======

This acquisition was accounted for using the purchase method of accounting. Accordingly, the results of Preeminent's operations are included in the consolidated condensed statement of operations beginning February 1, 2001. The assets and liabilities of Preeminent have been recorded in the Company's consolidated condensed statement of financial position at estimated fair market value as of February 1, 2001 with the remaining purchase price reflected as goodwill, which is currently being amortized on a straight-line basis over 40 years (See Note 5 New Accounting Standards). Proforma financial information is not presented as the Company's management does not believe this acquisition is material to the Company's consolidated financial statements.

NOTE 7 LONG-TERM DEBT

In June 2001, the Company replaced its existing credit facility with a new $400 million committed line of credit ("Committed Credit Facility"). In connection with the replacement of the existing credit facility, the Company prepaid the remaining $30.3 million of borrowings which were outstanding under the term loan portion of the credit facility and accelerated recognition of $1.2 million of unamortized debt issuance costs. The new Committed Credit Facility consists of a $200 million, 364-day commitment that renews annually at the option of the lenders, and a $200 million three-year commitment. The Committed Credit Facility includes various customary covenants, including the maintenance of certain financial ratios.

Also in June 2001, the Company repurchased and retired $46 million of its 7% notes maturing in 2006 and recorded debt extinguishment costs of $1.7 million (classified as other expense), consisting mainly of a $1.3 million early payment premium.

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

     Due to "aging" oilfields and lower-cost sources of oil internationally, drilling activity in the United States has declined significantly from its peak in 1981. Record low drilling activity levels were experienced in 1986, 1992 and again in early 1999. Despite a recovery in the latter half of fiscal 1999, the U.S. average fiscal 1999 active rig count represented the lowest in history. The recovery in U.S. drilling continued throughout fiscal 2000 and into fiscal 2001
due to exceptionally strong oil and natural gas prices.   For the nine-month
period ended June 30, 2001, the active U.S. rig count averaged 1,150 rigs, a 45% increase over the same period in fiscal 2000. For the three-month period ended June 30, 2001, the active U.S. rig count averaged 1,237 rigs, which is the highest average quarterly U.S. rig count since 1986. Natural gas prices have lowered over the past few months, however, and Company management believes that U.S. drilling activity may moderate during the next several quarters as a result.

     Drilling activity outside North America has historically been less volatile than domestic drilling activity and the downturn and recovery cycles tend to lag those of North America. While Canadian drilling activity began to recover during the latter part of fiscal 1999, activity in most of the other international regions has only recently begun to recover from the 1999 record lows. The recovery in Canadian drilling activity continued into fiscal 2001 with active rigs averaging 381 rigs during the nine-month period ending June 30, 2001, an 11% increase over the same period of the previous fiscal year. For the quarter ended June 30, 2001, Canadian drilling activity averaged 252 rigs, 21% higher than the same period of the prior year. Active international drilling rigs (excluding Canada) averaged 729 rigs during the nine-month period ended June 30, 2001, a 23% increase over the comparable period of fiscal 2000. For the three-month period ended June 30, 2001, international drilling rigs (excluding Canada) averaged 751 rigs, a 20% increase over the same period of fiscal 2000.

RESULTS OF OPERATIONS

The following table sets forth selected key operating statistics reflecting industry rig counts and the Company's financial results:

                                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                   JUNE 30,                             JUNE 30,
                                                         -----------------------------        ----------------------------
                                                            2001               2000               2001             2000
                                                         ----------        -----------        -----------      -----------
Rig Count: (1)
  U.S.                                                     1,237                842              1,150              795
  International                                            1,004                837              1,109              934
Revenue per rig (in thousands)                            $258.8             $221.1             $716.8           $645.9
Revenue per employee (in thousands)                       $ 54.9             $ 43.1             $163.2           $134.3
Percentage of gross profit to revenue (2)                   34.1%              21.1%              31.6%            21.5%
Percentage of research and engineering
 expense to revenue                                          1.5%               1.8%               1.6%             1.8%

Percentage of marketing expense to revenue                   2.8%               3.5%               2.8%             3.5%
Percentage of general and administrative
 expense to revenue                                          2.7%               3.7%               3.0%             3.7%


(1)  Industry estimate of drilling activity as measured by average active rigs.
(2)  Gross profit represents revenue less cost of sales and services.

     Revenue: The Company's revenue for the quarter ended June 30, 2001 was $579.8 million, an increase of 56% from the previous year's third fiscal quarter and the highest quarterly revenue in the Company's history. For the nine-month period ended June 30, 2001, the Company's revenue was $1.6 billion, an increase of 45% from the same period of fiscal 2000. These record results were attributable to continued improvements in U.S. drilling activity and pricing, and gradually increasing international drilling activity. Although revenue in the U.S. is expected to decrease slightly during the next several quarters, management believes that this should be mostly offset by the continuing recovery occurring in the international market.

     Operating Income: For the quarter ended June 30, 2001, the Company's operating income was $153.7 million, compared to operating income of $41.6 million in the third quarter of fiscal 2000. The Company's gross profit margins for the quarter increased to 34.1% from 21.1% in the prior year's third fiscal quarter. For the nine months ended June 30, 2001, the Company recorded operating income of $381.9 million compared to $129.0 million in the same period of fiscal 2000. For the nine months ended June 30, 2001, the Company's gross profit margins increased to 31.6% from 21.5% for the same period of fiscal 2000. The margin improvements were primarily a result of improved U.S. pricing, better equipment utilization, and labor efficiencies. These efficiencies are reflected in the increases in both revenue per rig and revenue per employee during the first nine months of fiscal 2001 compared to the same period of fiscal 2000. Partially offsetting the improved margins were increases in research and engineering, marketing and general and administrative expenses, which increased $7.0 million and $19.4 million compared with the prior year's third quarter and nine-month period, respectively, due primarily to higher accruals for employee incentive compensations plans that are based upon the Company's earnings and stock price. Each of these operating expenses, however, declined as a percentage of revenue for both the three and nine-month periods.

     Other: Interest expense for the quarter ended June 30, 2001 increased by $.4 million compared with the same three-month period of the previous year due to the accelerated recognition of $1.2 million of unamortized debt issuance costs related to the replacement of the Company's existing credit facility with a new $400.0 million committed line of credit. Recurring interest charges decreased by $.7 million and $4.9 million compared with the same quarter and nine-month periods of the previous year, respectively. This was a result of the application of improved cash flow from operations to reduce outstanding debt. The proceeds of the exercise of warrants reduced outstanding debt in the previous fiscal year. Borrowings and interest expense are expected to continue to decrease throughout calendar 2001 because of expected continued strong cash flow from operations.

     Income Taxes: The Company's effective tax rate for the nine-month period ended June 30, 2001 increased to 34% from 33% in the same period of last year, primarily as a result of increased profitability in the higher tax jurisdictions of North America.

U.S./Mexico Pressure Pumping Segment

     The Company's U.S./Mexico pressure pumping revenues for the three and nine-month periods ended June 30, 2001 increased by 86% and 69%, respectively, from the same prior year periods. Each of the Company's major U.S. service lines, including cementing, stimulation, coiled tubing and downhole tools, showed revenue increases, and all U.S. operating regions realized revenue increases in excess of 50% compared with the prior year's third quarter. These increases are primarily due to increased drilling activity and improved pricing. U.S. drilling activity for the quarter ended June 30, 2001 increased by 47% over the same quarter of fiscal 2000, to an average of 1,237 active rigs (81% of which were drilling for natural gas) during the quarter. This represents the highest average quarterly rig count since 1986. For the nine months ended June 30, 2001, the U.S. active rig count averaged 1,150, a 45% increase over the same period of the previous fiscal year. U.S. workover activity levels also increased, up 16% during the first nine months of fiscal 2001 compared to the same period of fiscal 2000. The stronger activity levels also allowed the Company to capture most of its September 2000 and March 2001 price book increases. The Company's management believes that U.S. drilling activity may moderate somewhat during the next several quarters because of lower natural gas prices. As a result, management expects U.S. revenues during the remainder of calendar 2001 to decline slightly from the levels experienced during the first three quarters of this fiscal year.

     Operating income for the Company's U.S./Mexico pressure pumping operations was $134.6 million in the third quarter of fiscal 2001 compared to $35.6 million in the same period of fiscal 2000. For the nine-month period ended June 30, 2001, U.S./Mexico pressure pumping operating income was $306.2 million, compared to $93.0 million during the same year earlier period. The improvements were due primarily to improved pricing, better equipment utilization, and labor efficiencies. On a year-over-year basis, pricing improved approximately 31% as a result of price book increases implemented during September 2000 and March 2001. On a sequential basis, pricing improved approximately 8% from the previous quarter.

International Pressure Pumping Segment

     Revenue for the Company's international pressure pumping operations for the quarter and nine-month periods ended June 30, 2001 increased 30% and 26%, respectively, compared with the same periods of the previous fiscal year. These were the result of an increase in Canadian gas drilling, increased stimulation activity in several international regions and contributions from geographic expansions. For the quarter ended June 30, 2001, each of the Company's international regions showed year-over-year revenue increases, with its Russia/China region up 69%, Middle East region up 57%, Canada region up 36%, Asia Pacific region up 34%, Europe/Africa region up 22%, and Latin America region up 17%. For the nine-month period ended June 30, 2001, all of the Company's international regions showed year-over-year revenue increases. As a result of new contracts and improving activity in selected locations, management expects revenue to increase for each of its international regions in the fourth quarter of fiscal 2001 when compared to the same quarter of fiscal 2000.

     As a result of the improved activity, operating income for the Company's international pressure pumping operations was $23.7 million in the third quarter of fiscal 2001 compared to $6.3 million in the same quarter of fiscal 2000. For the nine months ended June 30, 2001, operating income was $92.6 million, an increase of $40.8 million over the same period of fiscal 2000. In addition to the increased activity, operating margins improved due to startup costs in selected international locations that negatively impacted operating margins in the first nine months of the previous year.

Other Services Segment

     Revenue for the Company's other service lines, which consist of specialty chemicals, tubular services and process and pipeline services, increased 16% in the third quarter of fiscal 2001 compared to the same period of the prior year with each line having increases of 12% or more. The process and pipeline inspection service line grew by 12% on increased projects in several regions, while tubular services revenues increased 39% through activity improvements and expansions in the Far East and West Africa. For the nine months ended June 30, 2001, revenue for these combined service lines increased 15% over the same period of fiscal 2000, due primarily to geographic expansions.

     Operating income for these service lines was $7.7 million (14.3% of revenue) in the three-month period ended June 30, 2001 compared to $5.8 million (12.6% of revenue) in the same period of fiscal 2000. For the nine-month period ended June 30, 2001, operating income for the Company's other service lines was $19.9 million, an increase of $9.7 million over the same period of fiscal

2000. Operating income margins in the Company's tubular service and process and pipeline service lines benefited most from the increased revenue as they were better able to cover their relatively high fixed cost base. Also contributing to the percentage increase in margins for the nine-month period was the impact of startup costs incurred during the first half of fiscal 2000 for new projects in the process and pipeline services group that were delayed until the prior year's third fiscal quarter.

CAPITAL RESOURCES AND LIQUIDITY

     Net cash provided from operating activities for the first nine months of fiscal 2001 was $346.6 million, an increase of $207.8 million from the comparable period of the prior year, due primarily to higher profitability and non-cash U.S. tax expense due to loss carryforwards. This was partially offset by increases in working capital, particularly accounts receivable, caused by the rapid revenue growth in North America.

     Net cash used for investing activities in the first nine months of fiscal 2001 was $129.2 million, compared to net cash of $69.1 million provided by investing activities in the comparable period of 2000. The prior year's net cash provided by investing activities was due primarily to proceeds received from a transaction involving the transfer of certain pumping service equipment assets in the first quarter of fiscal 2000. Subsequent to the transfer of equipment, the Company received $120.0 million that was used to repay outstanding bank debt. Excluding this prior year transaction, net cash used for 2001 investing activities increased by $78.3 million due mostly to increased capital spending and the acquisition of Preeminent Energy Services in February 2001 for net cash of $11.0 million. Capital expenditures for fiscal 2001 have increased significantly from 2000 and are currently planned to be $160 - 180 million. The 2001 capital program has primarily been spent on replacing and enhancing the U.S. fracturing equipment and expanding stimulation resources internationally. Management believes cash flows from operating activities and available lines of credit, if necessary, will be sufficient to fund projected capital expenditures.

  Cash flows used for financing activities for the nine months ended June 30, 2001, were $163.7 million compared to $207.6 million in the comparable period of fiscal 2000. In connection with the replacement of its existing credit facility in June 2001, the Company prepaid the remaining $30.3 million of borrowings that were outstanding under the term loan portion of the credit facility. Also in June 2001, the Company repurchased and retired $46 million of its 7% notes maturing in 2006 and recorded debt extinguishment costs of $1.7 million (classified as other expense), consisting mainly of a $1.3 million early payment
premium.   In addition to the repayment of debt, the Company purchased 1.4 million shares of its common stock at a cost of $82.1 million during the first nine months of fiscal 2001. Financing activities in the first nine months of fiscal 2000 included a private placement of 4.0 million shares of common stock in October 1999 and the exercise of stock options, which together generated proceeds of $179.3 million. In connection with the private placement, the Company also entered into privately negotiated option agreements pursuant to which it repurchased an equivalent number of shares in April 2000 for a total of $149.0 million. In April 2000, the Company utilized proceeds of $143.5 million from the exercise of outstanding warrants, combined with borrowings under existing credit facilities, to fund the repurchase.

     Management strives to maintain low cash balances while utilizing available credit facilities to meet the Company's capital needs. Any excess cash generated has historically been used to pay down outstanding borrowings or fund the Company's stock repurchase program. In June 2001, the Company replaced its existing credit facility with a new $400 million committed line of credit ("Committed Credit Facility"). The new Committed Credit Facility consists of a $200 million, 364-day commitment that renews annually at the option of the lenders and a $200 million three-year commitment. At June 30, 2001, there were no borrowings outstanding under the Committed Credit Facility.

   The Committed Credit Facility includes various customary covenants and other provisions including the maintenance of certain profitability and solvency ratios.

     In addition to the committed facility, the Company had approximately $150 million in various unsecured, discretionary lines of credit at June 30, 2001, which expire at various dates in 2001. There are no requirements for commitment fees or compensating balances in connection with these lines of credit.
Interest on borrowings is based on prevailing market rates. At June 30, 2001, there was $7.3 million in outstanding borrowings under these lines of credit.

     Because of improved free cash flows from operations and despite the early repayment of long-term debt and the repurchase of the Company's common stock during the first three quarters of fiscal 2001, the Company's total interest-bearing debt decreased to 6.0% of its total capitalization at June 30, 2001, compared to 13.1% at September 30, 2000. Management believes that the Committed Credit Facility, combined with other discretionary credit facilities and cash flows from operations, provides the Company with sufficient capital resources and liquidity to manage its routine operations, meet debt service obligations and fund projected capital expenditures. If the discretionary lines of credit are not renewed, or if borrowings under these lines of credit otherwise become unavailable, the Company expects to refinance this debt by arranging additional committed bank facilities or through other long-term borrowing alternatives.

ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.
The Company's adoption of SFAS 133 at the beginning of fiscal year 2001 did not have a material impact on its financial position or results of operations.

   On July 20, 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires the purchase method to be used for business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS 142, which is effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001. The Company currently intends to adopt SFAS 142 effective October 1, 2001, the beginning of the Company's next fiscal year. The cessation of goodwill amortization under the guidelines of SFAS 142 will result in a reduction in operating expenses of $3.4 million per quarter ($13.5 million annually), as compared to fiscal 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates, primarily in the United States and Canada. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. A portion of the Company's borrowings is denominated in foreign currencies, which exposes the Company to market risk associated with exchange rate movements. When necessary, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There was one such foreign exchange contract outstanding at June 30, 2001 in the amount of $23.0 million. This contract was settled on July 3, 2001 with no gain or loss. On June 26, 2001, the Company entered into a forward contract to purchase $7.6 million of fixed rate foreign currency with a settlement date of July 31, 2001. This contract was designated as a cash flow hedge of a specific transaction expected to be completed during the fourth fiscal quarter. All items described are non-trading and are stated in U.S. dollars.

                                                 EXPECTED MATURITY DATES                                    FAIR VALUE
                                     2001         2002      2003      2004     THEREAFTER      TOTAL      JUNE 30, 2001
                                 ----------   ----------   -------   -------   ----------   -----------   --------------
(in thousands)
SHORT TERM BORROWINGS

Bank borrowings; US$                 $3,006                                                     $ 3,006          $ 3,006
 denominated
Average variable interest
 rate - 7.75% at
June 30, 2001

Bank borrowings:  Italian            $  612                                                     $   612          $   612
 lira  denominated
Average variable interest
 rate - 6.638% at June 30,
 2001

Bank borrowings; Deutsche            $2,637                                                     $ 2,637          $ 2,637
 mark denominated
Average variable interest
 rate - 6.638% at June 30,
 2001

LONG TERM BORROWINGS

Current Leases: US $                 $  318                                                     $   318          $   318
 denominated
Variable interest rate -
 6.18% at
June 30, 2001

Non-current leases; US $                           $ 343       350                              $   693          $   693
 denominated
Variable interest rate -
 6.18% at
June 30, 2001

7% Series B Notes - US$                                                           $78,779       $78,779          $80,525
 denominated
Fixed interest rate - 7%

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings

          None

Item 2.  Changes in Securities

          None

Item 3.  Defaults upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

          On May 10, 2001, the Company held a special meeting of the stockholders to vote on an amendment to its certificate of incorporation to increase the total number of shares of common stock that the Company is authorized to issue from 160,000,000 shares to 380,000,000 shares and amendments to the director stock option provisions of the BJ Services Company 1995, 1997 and 2000 Incentive Plans. All of the proposed amendments were approved.

                                                    VOTES IN      VOTES
                                                     FAVOR       WITHHELD
                                                  -----------   ----------
(i)       Amendment to the Company's
          Certificate of incorporation             69,068,031    7,731,608

(ii)      Amendment to the BJ Services
          Company 1995 Incentive Plan              61,732,855   15,066,784

(iii)     Amendment to the BJ Services
          Company 1997 Incentive Plan              63,385,454   13,414,185

(iv)      Amendment to the BJ Services
          Company 2000 Incentive Plan              63,327,994   13,471,645


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


                                       BJ Services Company
                                            (Registrant)



Date: August 10, 2001                  By /s/ Michael McShane
                                       ----------------------------------------
                                          Michael McShane
                                          Senior Vice President, Finance, Chief
                                          Financial Officer and Director
                                          (Principal Financial Officer)



Date: August 10, 2001                  By /s/ James Horsch
                                       ----------------------------------------
                                          James Horsch
                                          Controller
                                          (Principal Accounting Officer)