Form 10-K405
period 2001-09-30
BJ SERVICES CO
filed 2001-12-18
CIK 864328

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended September 30, 2001
                                      OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Transition Period From   to   .

                               -----------------

                        Commission file number 1-10570

                               -----------------

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

                               -----------------

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   At December 3, 2001, the registrant had outstanding 157,849,759 shares of Common Stock, $.10 par value per share. The aggregate market value of the Common Stock on such date (based on the closing prices in the daily composite list for transactions on the New York Stock Exchange) held by nonaffiliates of the registrant was approximately $4.5 billion.

                     DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held January 24, 2002 are incorporated by reference into
Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                   Page
                                                                                   ----
PART I
   Item 1.   Business.............................................................   3
   Item 2.   Properties...........................................................  14
   Item 3.   Legal Proceedings....................................................  14
   Item 4.   Submission of Matters to a Vote of Security Holders..................  14
PART II
   Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters  15
   Item 6.   Selected Financial Data..............................................  16
   Item 7.   Management's Discussion and Analysis of Financial Condition and and
               Results of Operations..............................................  17
   Item 7A.  Quantitative and Qualitative Disclosures about Market Risk...........  24
   Item 8.   Financial Statements and Supplementary Data..........................  25
   Item 9.   Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure...............................................  51
PART III
   Item 10.  Directors and Executive Officers of the Company......................  51
   Item 11.  Executive Compensation...............................................  51
   Item 12.  Security Ownership of Certain Beneficial Owners and Management.......  51
   Item 13.  Certain Relationships and Related Transactions.......................  51
PART IV
   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K......  52

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

   In April 1995, the Company completed the acquisition of The Western Company of North America ("Western" and the "Western Acquisition"), which provided the Company with a greater critical mass with which to better compete in domestic and international markets and the realization of significant consolidation benefits. The Western Acquisition increased the Company's then existing total revenue base by approximately 75% and more than doubled the Company's domestic revenue base at that time. In addition, in excess of $40 million in annual overhead and redundant operating costs were eliminated by combining the two companies.

   In June 1996, the Company completed the acquisition of Nowsco Well Service Ltd. ("Nowsco" and the "Nowsco Acquisition"). Nowsco's operations were conducted primarily in Canada, the United States, Europe, Southeast Asia and Argentina and included pressure pumping and commissioning and inspection services. The Nowsco Acquisition added approximately 40% to the Company's then existing revenue base.

   During the year ended September 30, 2001, the Company generated approximately 88% of its revenue from pressure pumping services and 12% from product and equipment sales and other oilfield services. Over the same period, the Company generated approximately 57% of its revenue from U.S. operations and 43% from international operations. For geographic and segment revenue details for each of the three years ended September 30, 2001, see Note 9 of the Notes to Consolidated Financial Statements.

Pressure Pumping Services

  Cementing Services

   The Company's cementing services, which accounted for approximately 31% of total revenue during 2001, consist of blending high-grade cement and water with various solid and liquid additives to create a slurry that is pumped into a well between the casing and the wellbore. The additives and the properties of the slurry are designed to achieve the proper cement set up time, compressive strength and fluid loss control, and vary depending upon the well depth, downhole temperatures and pressures, and formation characteristics.

   The Company provides central, regional and district laboratory testing services to evaluate slurry properties, which vary with cement supplier and local water sources. Job design recommendations are developed by the Company's field engineers to achieve desired compressive strength and bonding characteristics.

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

  Stimulation Services

   The Company's stimulation services, which accounted for approximately 57% of total revenue during 2001, consist of fracturing, acidizing, sand control, nitrogen, coiled tubing and downhole tool services. These services are designed to improve the flow of oil and natural gas from producing formations and are summarized as follows:

   Fracturing. Fracturing services are performed to enhance the production of oil and natural gas from formations having such permeability that the natural flow is restricted. The fracturing process consists of pumping a fluid gel into a cased well at sufficient pressure to "fracture" the formation. Sand, bauxite or synthetic proppant that is suspended in the gel is pumped into the fracture to prop it open. The size of a fracturing job is generally expressed in terms of pounds of proppant, which can exceed 200,000 lbs. In some cases, fracturing is performed by an acid solution pumped under pressure without a proppant or with small amounts of proppant. The main pieces of equipment used in the fracturing process are a blender, which blends the proppant and chemicals into the fracturing fluid, multiple pumping units capable of pumping significant volumes at high pressures, and a monitoring van loaded with real time monitoring equipment and computers used to control the fracturing process. The Company's fracturing units are capable of pumping slurries at pressures of up to 15,000 pounds per square inch at rates of up to four barrels per minute. In 1998, the Company embarked on a program to replace its aging fleet with new, more efficient and higher horsepower pressure pumping equipment. The Company has made significant progress with this program, which is now approximately 33% complete. During 2000, the Company introduced and successfully field tested the Gorilla(TM) pumping unit, a 2700 hydraulic horsepower frac unit that provides the highest horsepower pump available in the service industry. During 2001, 26 Rhino fracturing pumps (2000 horsepower units) and 6 Gorilla pumping units were placed into operation in the U.S.

   An important element of fracturing services is the design of the fracturing treatment, which includes determining the proper fracturing fluid, proppants and injection program to maximize results. The Company's field engineering staff provide technical evaluation and job design recommendations as an integral element of its fracturing service for the customer. Technological developments in the industry over the past several years have focused on proppant concentration control (i.e., proppant density), liquid gel concentrate capabilities, computer design and monitoring of jobs and cleanup properties for fracturing fluids. The Company introduced equipment to respond to these technological advances. In 1998, the Company introduced a low polymer fracturing fluid (Vistar(TM)) designed to provide greater fracture length with minimal polymer residue. Vistar(TM) was commercialized in 1999 and is now used in over 50% of the Company's U.S. fracturing treatments.

   Acidizing. Acidizing enhances the flow rate of oil and natural gas from wells with reduced flow caused by formation damage from drilling or completion fluids, or the buildup over time of materials that block the formation. Acidizing entails pumping large volumes of specially formulated acids into reservoirs to dissolve barriers and enlarge crevices in the formation, thereby eliminating obstacles to the flow of oil and natural gas. The Company maintains a fleet of mobile acid transport and pumping units to provide acidizing services for the onshore market, and maintains acid storage and pumping equipment on most of its offshore stimulation vessels.

   Sand Control. Sand control services involve pumping gravel to fill the cavity created around a wellbore during drilling. The gravel provides a filter for the exclusion of formation sand from the producing pathway. Oil and natural gas are then free to move through the gravel into the wellbore. These services are utilized primarily in unconsolidated reservoirs, mostly in the Gulf of Mexico, the North Sea, Venezuela, Trinidad and Indonesia.

   Nitrogen. There are a number of uses for nitrogen, an inert gas, in pressure pumping operations. Used alone, it is effective in displacing fluids in various oilfield applications, including underbalanced drilling. However, nitrogen services are used principally in applications supporting the Company's coiled tubing and fracturing services.

   Coiled Tubing. Coiled tubing services involve injecting coiled tubing into wells to perform various well-servicing operations. The application of coiled tubing to drilling operations has increased in recent years due to improvements in coiled tubing technology. Coiled tubing is a flexible steel pipe with a diameter of less than five inches manufactured in continuous lengths of thousands of feet and wound or coiled along a large reel on a truck or skid-mounted unit. Due to the small diameter of coiled tubing, it can be inserted through existing production tubing and used to perform workovers without using a larger, more costly workover rig. The other principal advantages of employing coiled tubing in a workover include (i) not having to "shut-in" the well during such operations, thereby allowing production to continue and reducing the risk of formation damage to the well, (ii) the ability to reel continuous coiled tubing in and out of a well significantly faster than conventional pipe, which must be jointed and unjointed, (iii) the ability to direct fluids into a wellbore with more precision, allowing for localized stimulation treatments and providing a source of energy to power a downhole motor or manipulate downhole tools and (iv) enhanced access to remote or offshore fields due to the smaller size and mobility of a coiled tubing unit. Recent technological improvements have increased its dependability and durability, expanding coiled tubing's potential uses and markets.

   Downhole Tools. The Company provides downhole tools and technical personnel for gravel pack and frac pack completions, reservoir flow testing, well stimulation and well servicing applications from service bases on the U.S. Gulf Coast. The Company's downhole tool capabilities fall into two categories--completion tools and service tools. Completion tools, which are used after a well is drilled to bring it into production, generally are sold and remain in the well. Service tools, which are used to perform a wide range of downhole operations to maintain or improve a well, generally are rented by customers from the Company. While marketed separately, downhole tool sales and services are usually provided during the course of providing other pressure pumping services.

   The Company participates in the offshore stimulation market through the use of skid-mounted pumping units and operation of several stimulation vessels including one in the North Sea, four in the Gulf of Mexico and five in South America.

   The Company believes that, as production continues to decline in key producing fields of the U.S. and certain international regions, the demand for fracturing and other stimulation services is likely to increase. Consequently, the Company has been increasing its pressure pumping capabilities in certain international markets over the past several years.

Other Services

   The Company's other services, including product and equipment sales for cementing and stimulation services, as well as the following services, accounted for approximately 12% of the Company's total revenue in 2001. Product and equipment sales are generally made in areas where pressure pumping services are mostly provided by local service companies. Other than in its specialty chemical business, the Company generally does not sell proprietary products to other companies involved in well servicing.

   Tubular Services. Tubular services comprise installing (or "running") casing and production tubing into a wellbore. Casing is run to protect the structural integrity of the wellbore and to seal various zones in the well. These services are primarily provided during the drilling and completion phases of a well. Production tubing is run inside the casing. Oil and natural gas are produced through the tubing. These services are provided during the completion and workover phases.

   Process and Pipeline Services. Process and pipeline services involve inspecting and testing the integrity of pipe connections in offshore drilling and production platforms and onshore and offshore pipelines and industrial plants, and are provided during the commissioning, decommissioning, installation or construction stages of these infrastructures, as well as during routine maintenance checks. Historically, hydrocarbon storage and production facilities have been tested for leaks using either water under pressure or a "live" system whereby oil, gas or water was introduced at operating pressure. At remote locations such as offshore facilities, the volume of fresh water required to test a facility made its use impractical and the use of flammable or toxic fluids created a risk of explosion or other health hazards. Commission leak testing, or CLT, uses a nitrogen and helium gas mixture in conjunction with certain specialized equipment to detect very small leaks in joints, instruments and valves that form the components of such facilities. Although the process is safer and more practical than traditional leak detection methods, it may be more expensive. Accordingly its use is restricted to those instances where environmental and safety concerns are particularly acute.

   Pipeline testing and commissioning services include filling, pressure testing, de-watering, purging and vacuum drying of pipelines. Other pipeline services include grouting and insulating pipeline bundles. Recent technical innovations include the development of pipeline gels, both hydrocarbon and aqueous, for pipeline cleaning and transport as well as plugs used for isolation purposes. The Company has also developed high friction pig trains and freezing techniques for the isolation of sections of pipelines.

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

   Specialty Chemical Services. Specialty chemical services are provided to customers in the upstream and downstream oil and natural gas businesses through the BJ Unichem division. These services involve the design of treatments and the sale of products to reduce the negative effects of corrosion, scale, paraffin, bacteria, and other contaminants in the production and processing of oil and natural gas. BJ Unichem's products are used by customers engaged in crude oil production, natural gas processing, raw and finished oil and natural gas product transportation, refining, fuel additizing and petrochemical manufacturing. BJ Unichem's services address two principal priorities: (1) the protection of the customer's capital investment in metal goods, such as downhole casing and tubing, pipelines and process vessels, and (2) the treatment of fluids to allow them to meet the specifications of the particular operation, such as production transferred to a pipeline, water discharged overboard from a platform, or fuel sold at a marketing terminal.

Operations

   Pressure pumping services are provided both on land and offshore on a 24-hour, on-call basis through regional and district facilities in approximately 200 locations worldwide. Services are provided utilizing complex truck or skid-mounted equipment designed and constructed for the particular pressure pumping service furnished. After equipment is moved to a well location it is configured with appropriate connections to perform the services required. The mobility of this equipment permits the Company to provide pressure pumping services to wellsites in virtually all geographic areas. Management believes that the Company's pressure pumping equipment is adequate to service both current and projected levels of market activity in the near term.

   The Company maintains a fleet of mobile cement pumping equipment for onshore operations. Offshore operations are performed with skid-mounted cement pumping units primarily using the Company's patented Recirculating Averaging Mixer ("RAM"). Most cementing units are equipped with computerized systems that allow for real-time monitoring and control of the cementing processes.

   Principal materials utilized in pressure pumping include cement, fracturing proppants, acid and bulk chemical additives. Generally these items are available from several suppliers and the Company uses more than one supplier for each item. The Company also produces certain of its specialized pressure pumping products through company-owned blending facilities in Germany, Singapore and Canada. Sufficient material inventories are maintained to allow the Company to provide on-call services to its customers to whom the materials are sold in the course of providing pressure pumping services. Repair parts and maintenance items for pressure pumping equipment are carried in inventory to ensure continued operations without significant downtime caused by parts shortages. The Company has experienced only intermittent tightness in supply or extended lead times in obtaining necessary supplies of these materials or replacing equipment parts and does not anticipate any chronic shortage of any of these items in the foreseeable future.

   The Company believes that coiled tubing and other materials utilized in performing coiled tubing services are and will continue to be widely available from a number of manufacturers. Although there are only three principal manufacturers of the reels around which the coiled tubing is wrapped, the Company has not experienced any difficulty in obtaining coiled tubing reels in the past and anticipates no such difficulty in the future.

Engineering and Support Services

   The Company maintains two primary research and development centers--one in Tomball, Texas (near Houston) and the other in Calgary, Alberta. The Company's research and development organization is divided into five distinct areas--Petroleum Engineering, Software Applications, Instrumentation Engineering, Mechanical Engineering and Coiled Tubing Engineering.

   Petroleum Engineering. The petroleum engineering laboratory specializes in designing fluids with enhanced performance characteristics in the fracturing, acidizing, sand control and cementing operations (i.e., "frac fluids" and "cement slurries"). As fluids must perform under a wide range of downhole pressures, temperatures and other conditions, this design process is a critical element in developing products to meet customer needs.

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

   Coiled Tubing Engineering. The coiled tubing engineering group is located in Calgary, Alberta. This group provides most of the support and research and development activities for the Company's coiled tubing services. Development work for drilling applications (DUCT) involves using coiled tubing directional drilling technology for completions and directional underbalanced drilling. The Company is also actively involved in the ongoing development of downhole tools that may be run on coiled tubing, including rotary jetting equipment and through-tubing inflatable packer systems.

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

Competition

   Pressure Pumping Services. There are two primary companies with which the Company competes in pressure pumping services, Halliburton Energy Services, a division of Halliburton Company, and Dowell, a division of Schlumberger Ltd. These companies have operations in most areas of the U.S. in which the Company participates and in most international regions. It is estimated that, exclusive of "captive" service companies, these two competitors, along with the Company, provide over 90% of pressure pumping services to the industry. Several smaller companies compete with the Company in certain areas of the U.S. and in certain international locations. The principal methods of competition which apply to the Company's business are its prices, service record and reputation in the industry. While Halliburton Energy Services and Dowell are larger in terms of overall pressure pumping revenues, the Company has the largest market share position in certain areas.

   Other Services. The Company believes that it is one of the largest suppliers of tubular services in the U.K. North Sea and has expanded such services into other international markets in the past several years. The largest provider of tubular services is Weatherford International, Inc. In the U.K., tubular services are typically provided under long-term contracts which limit the opportunities to compete for business until the end of the contract term. In continental Europe, shorter-term contracts are typically available for bid by the provider of tubular services. The Company believes it is the largest provider of commissioning and leak detection services and one of the largest providers of pipeline inspection services. In specialty chemical services, there are several competitors significantly larger than the BJ Unichem division.

Markets and Customers

   Demand for the Company's services and products depends primarily upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity worldwide.

   The Company's principal customers consist of major and independent oil and natural gas producing companies. During 2001, the Company provided oilfield services to several thousand customers, none of which accounted for more than 5% of consolidated revenues. While the loss of certain of the Company's largest customers could have a material adverse effect on Company revenues and operating results in the near term, management believes the Company would be able to obtain other customers for its services in the event of a loss of any of its largest customers.

   United States. The United States represents the largest single oilfield services market in the world. The Company provides its pressure pumping services to its U.S. customers through a network of over 50 locations throughout the U.S., a majority of which offer both cementing and stimulation services. Demand for the Company's pressure pumping services in the U.S. is primarily driven by oil and natural gas drilling activity, which tends to be extremely volatile depending on the current and anticipated prices of oil and natural gas. Due to aging oilfields and lower-cost sources of oil internationally, drilling activity in the U.S. has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986 and 1992 and again in 1999. Despite a recovery in the latter half of fiscal 1999, the U.S. average fiscal 1999 rig count of 601 active rigs represented the lowest in history. The recovery in U.S. drilling, however, continued throughout fiscal 2000 and 2001 due to exceptionally strong oil and natural gas prices. For the 12 months ended September 30, 2001, the active U.S. rig count averaged 1,172 rigs, a 39% increase over fiscal 2000. Much of the increase occurred in the number of rigs drilling for natural gas, which increased 42% over the previous fiscal year, while the average number of rigs drilling for oil increased 30%. Crude oil and natural gas prices have declined over the past several months and North American drilling activity has begun to decline. The Company's management believes that such activity will decline further over the next three to six months.

   International. The Company operates in over 40 countries in the major international oil and natural gas producing areas of Latin America, Europe, Africa, Russia, Southeast Asia, Canada and the Middle East. The Company generally provides services to its international customers through wholly-owned foreign subsidiaries. Additionally, the Company holds certain controlling and minority interests in several joint venture companies, through which it conducts a portion of its international operations. With the acquisition of Fracmaster Ltd. in June 1999, the Company's Canadian operations now represent its largest international operation with approximately 12% of consolidated revenue in fiscal 2001.

   Drilling activity outside North America is somewhat less volatile than the U.S. market. Due to the significant investment and complexity in international projects, management believes drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective with regard to oil and natural gas pricing. Additionally, the international market is dominated by major oil companies and national oil companies which tend to have different objectives and more operating stability than the typical independent producer in the U.S. International activities have been increasingly important to the Company's results of operations since 1992, when the Company implemented a strategy to expand its international presence. During fiscal 2001, the Company completed expansion projects in Saudi Arabia, Kazakhstan and West Africa.

   The Company now operates in most of the major oil and natural gas producing regions of the world. International operations are subject to special risks that can materially affect the sales and profits of the Company, including currency exchange rate fluctuations, the impact of inflation, governmental expropriation, exchange controls, political instability and other risks. The Company mitigates the risk of currency exchange rate fluctuations by invoicing the majority of its international services in U.S. dollars.

Employees

   At September 30, 2001, the Company had a total of 11,057 employees. Approximately 61% of the Company's employees were employed outside the United States. At September 30, 2001, the Company had a sufficient number of trained employees to meet customer requirements, however in times of rapidly expanding activity temporary labor shortages may occur.

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

   The Company has implemented and continues to implement various procedures to further assure its compliance with environmental regulations. Such procedures generally pertain to the operation of underground storage tanks, disposal of empty chemical drums, improvement to acid and wastewater handling facilities and cleaning of certain areas at the Company's facilities. The estimated future cost for such procedures is $5.0 million which will be incurred over a period of several years, and for which the Company has provided appropriate reserves. In addition, the Company maintains insurance for certain environmental liabilities which the Company believes is reasonable based on its knowledge of the industry.

   The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," imposes liability without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. Certain third-party owned disposal facilities used by the Company or its predecessors have been investigated under state and federal Superfund statutes, and the Company is currently named as a potentially responsible party for cleanup at five such sites. Although the Company's level of involvement varies at each site, in general, the Company is one of numerous parties named and will be obligated to pay an allocated share of the cleanup costs. While it is not feasible to predict the outcome of these matters with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on the Company's operations or financial position.

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

   In 1991, the Company introduced a borate-based fracturing fluid, Spectra Frac(R) G, which is being widely used in the U.S. stimulation market and the North Sea. In 1993, this product was complemented with two additional fracturing fluids, Spartan Frac(R) and Medallion Frac(R), which have expanded the Company's services line offering to cover a broader range of economic and downhole design variables. During 1994, the Company commercialized a proprietary enzyme process used in conjunction with the three fracturing fluids. These "enzyme breakers" significantly enhance the production of oil and natural gas in a wide range of wells. During 1998, the Company introduced a low polymer fracturing fluid (Vistar(TM)) designed to provide greater fracture length with minimal polymer residue. This product has been successfully utilized in a wide variety of applications since 1998. During 1999 and 2000, the Company successfully field tested a low and mid stress range deformable particle (FlexSand(TM)) designed to prevent proppant flowback and extend the life of the fracturing treatment. During 2001, the Company commercialized the FlexSand/TM/ additive globally and successfully field tested a high stress range version of the deformable particle.

   During 2000, the Company developed and successfully field tested a continually mixed, crosslinked hydrochloric acid system, XL Acid(R). XL Acid(R) provides deep penetration of live acid to effectively etch large areas of the formation.

   To address the trend towards more deepwater completions, the Company has developed DeepSet(TM), a cementing system designed to handle low sea floor temperatures, and further commercialized automated foam cementing equipment designed to address shallow water flows typically found in deepwater environments.

   During 2000 and 2001, the Company successfully field tested and commercialized the TST-3(TM) service packer. This packer provides the latest in service tool technology and operational efficiency. During 2001, the

Company successfully field tested and commercialized a composite drillable bridge plug, the Python/TM/. The Python/TM / plug performs at temperatures to 350(degrees)F and differential pressures greater than 10,000 pounds per square inch.

   The testing and development of new products is an integral part of the Company's pipeline inspection and coiled tubing businesses. Developments include a MFL corrosion inspection tool; ROTO-JET(R), a tool for use in wellbore scale removal; the SandVac/TM//Well Vac/TM/ treatment tool (a licensed tool incorporating a hydraulic jet pump to effectively remove sand and other particles hindering production from the wellbore); the Tornado/TM/ treatment tool (a patent pending tool employing switchable rearward facing jets that can be used to remove sand from deviated wellbores at much higher efficiencies than previously obtainable); and various downhole tools and other technologies used in directional drilling applications using coiled tubing. During 2001, the Company globally commercialized the LEGS/TM/ (lateral entry guidance system) tool for use with coiled tubing re-entry into vertical and horizontal wells containing lateral wellbores. The LEGS/TM/ tool provides the technology to locate and successfully enter laterals for workover operations in existing wells. Additionally, the Company operates under various license arrangements, generally ranging from 10 to 20 years in duration, relating to certain products or techniques. None of these license arrangements is material.

   The Company intends to continue to devote significant resources to its research and development efforts. For information regarding the amounts of research and development expenses for each of the three fiscal years ended September 30, 2001, see Note 12 of the Notes to Consolidated Financial Statements.

Risk Factors

   This document and our other filings with the Securities and Exchange Commission and our other materials released to the public contain "forward-looking statements," as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements discuss the Company's prospects, expected revenues, expenses and profits, strategies for its operations and other subjects, including conditions in the oilfield service and oil and gas industries and in the United States and international economy in general.

   Our forward-looking statements are based on assumptions that we believe to be reasonable but that may not prove to be accurate. All of the Company's forward-looking information is, therefore, subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors discussed below.

   Business Risks. The Company's results of operations could be adversely affected if its business assumptions do not prove to be accurate or if adverse changes occur in the Company's business environment, including the following areas:

  .  general global economic and business conditions,

  . potential declines or increased volatility in oil and natural gas prices that would adversely affect our customers and the energy industry,

  . potential reductions in spending on exploration and development drilling by customers in the oil and natural gas industry that would reduce demand for our products and services,

  .  the actions of the Organization of the Petroleum Exporting Countries
     (OPEC),

  .  capital and equity market conditions,

  .  business opportunities that may be available to and pursued by the Company,

  . our ability to integrate technological advances and compete on the basis of advanced technology,

  .  competition and consolidation in our businesses and

  .  potential higher prices for products used by the Company in its operations.

   Risks of Economic Downturn. Because of the recent economic downturn in the United States and many foreign economies as well as hostilities following September 11, there may be decreased demand and lower prices for oil and natural gas and therefore for our products and services. Our customers are generally involved in the energy industry, and if these customers experience a business decline, we may be subject to increased exposure to credit risk. If an economic downturn occurs, our results of operations may be adversely affected.

   Risks from Operating Hazards. The Company's operations are subject to hazards present in the oil and natural gas industry, such as fire, explosion, blowouts and oil spills. These incidents as well as accidents or problems in normal operations can cause personal injury or death and damage to property or the environment. The customer's operations can also be interrupted. From time to time, customers seek to recover from the Company for damage to their equipment or property that occurred while the Company was performing work. Damage to the customer's property could be extensive if a major problem occurred. For example, operating hazards could arise:

  . in the pressure pumping business, during work performed on oil and gas wells,

  . in the specialty chemical business, as a result of use of the Company's products in refineries, and

  . in the process and pipeline business, as a result of work performed by the Company at petrochemical plants as well as on pipelines.

   Risks from Unexpected Litigation. The Company has insurance coverage against operating hazards that it believes is customary in the industry. However, the insurance has large deductibles and exclusions from coverage. The Company's insurance premiums can be increased or decreased based on the claims made by the Company under its insurance policies. The insurance does not cover damages from breach of contract by the Company or based on alleged fraud or deceptive trade practices. Whenever possible, the Company obtains agreements from customers that limit the Company's liability. Insurance and customer agreements do not provide complete protection against losses and risks, and the Company's results of operations could be adversely affected by unexpected claims not covered by insurance.

   Risks from International Operations. The Company's international operations are subject to special risks that can materially affect the Company's sales and profits. These risks include:

  .  limits on access to international markets,

  . unsettled political conditions, war, civil unrest, and hostilities in some petroleum-producing and consuming countries and regions where we operate or seek to operate,

  .  fluctuations and changes in currency exchange rates,

  .  the impact of inflation and

  . governmental action such as expropriation of assets, general legislative and regulatory environment, exchange controls, changes in global trade policies such as trade restrictions and embargoes imposed by the United States and other countries, and changes in international business, political and economic conditions.

   Other Risks. Other risk factors that could cause actual results to be different from the results we expect include:

  . weather conditions that affect operating conditions in the oil and natural gas industry,

  .  changes in environmental laws and other governmental regulations and

  . changes in the conduct of business, logistics, supply, transportation and security measures in effect since September 11.

   Many of these risks are beyond the control of the Company. In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries we serve and under current economic and political conditions. We do not assume any responsibility to publicly update any of our forward-looking statements.

Executive Officers of the Registrant

   The current executive officers of the Company and their positions and ages are as follows:

                                                                             Office
                                                                              Held
Name                Age              Position with the Company               Since
----                ---              -------------------------               ------
J. W. Stewart...... 57  Chairman of the Board, President and Chief Executive  1990
                         Officer
Michael McShane.... 47  Senior Vice President--Finance and Chief Financial    1998
                         Officer
David Dunlap....... 40  Vice President and President--International Division  1995
James Horsch....... 49  Controller                                            2001
Thomas H. Koops.... 55  Vice President--Technology and Logistics              1992
Margaret B. Shannon 52  Vice President--General Counsel                       1994
T. M. Whichard..... 43  Vice President and Treasurer                          1998
Kenneth A. Williams 51  Vice President and President--U.S. Division           1991
Stephen A. Wright.. 54  Director of Human Resources                           1987

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

   Mr. Horsch joined the Company as Director of Internal Audit in 1995 and became Controller in 2001. Prior thereto, he spent 16 years in the public accounting profession, primarily with Price Waterhouse.

   Mr. Koops joined the Company as Manager--Products and Technical Services in 1976, prior to being named Vice President--Manufacturing and Logistics of the Company in 1988 and to his current position in 1992.

   Ms. Shannon joined the Company in 1994 as Vice President--General Counsel from the law firm of Andrews & Kurth L.L.P., where she had been a partner since 1984.

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

   As a result of the Western Acquisition and the Nowsco Acquisition, the Company assumed responsibility for certain claims and proceedings made against Western and Nowsco in connection with their businesses. Some, but not all, of such claims and proceedings will continue to be covered under insurance policies of the Company's predecessors that were in place at the time of the acquisitions. Although the outcome of the claims and proceedings against the Company (including Western and Nowsco) cannot be predicted with certainty, management believes that there are no existing claims or proceedings that are likely to have a materially adverse effect on the Company. See Government and Environmental Regulation under Item 1, Business above.

ITEM 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted for stockholders' vote during the fourth quarter of the fiscal year ended September 30, 2001.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The Common Stock of the Company began trading on The New York Stock Exchange in July 1990 under the symbol "BJS". Warrants to purchase common stock ("Warrants") were issued in April 1995 and traded under the symbol "BJSW". The Warrants expired on April 13, 2000. At December 3, 2001 there were approximately 2,631 holders of record of the Company's Common Stock.

   The following table sets forth for the periods indicated the high and low sales prices per share for the Company's Common Stock and Warrants reported on the NYSE composite tape. All amounts prior to the 2 for 1 stock split effective May 31, 2001 have been retroactively restated to reflect the increased number of common shares outstanding resulting from the stock split.

                                           Common Stock  Warrant Price
                                            Price Range      Range
                                           ------------- --------------
                                            High   Low    High    Low
                                           ------ ------ ------- ------
Fiscal 2000
   1st Quarter............................ $21.72 $13.35 $ 57.00 $25.00
   2nd Quarter............................  38.38  19.07  122.69  46.75
   3rd Quarter............................  37.82  26.69  119.00  83.25
   4th Quarter............................  35.38  26.50
Fiscal 2001
   1st Quarter............................  36.50  24.00
   2nd Quarter............................  43.10  30.50
   3rd Quarter............................  41.95  27.75
   4th Quarter............................  28.82  14.55
Fiscal 2002
   1st Quarter (through December 3, 2001).  29.05  16.85

   Since its initial public offering in 1990, BJ Services has not paid any cash dividends to its stockholders. The Company expects that, for the foreseeable future, any earnings will be retained for the development of the Company's business or used for the share repurchase program discussed below and, accordingly, no cash dividends are expected to be declared on the Common Stock. At September 30, 2001, there were 173,755,324 shares of Common Stock issued and 160,484,120 shares outstanding. On March 22, 2001, the Company's Board of Directors approved a 2 for 1 stock split, which was effected on May 31, 2001 in the form of a stock dividend, for holders of record on May 17, 2001. On December 19, 1997, the Company's Board of Directors authorized a stock repurchase program of up to $150 million (subsequently increased to $300 million in May 1998, to $450 million in September 2000 and again to $600 million in July 2001). Subsequent to September 30, 2001, the Board of Directors approved an increase in the authorized amount to $750 million. Repurchases are made at the discretion of the Company's management and the program will remain in effect until terminated by the Company's Board of Directors. Under this program, the Company has repurchased 12,792,800 shares at a cost of $219.4 million through fiscal 2000, and 7,014,200 shares at a cost of $177.5 million during fiscal 2001. Subsequent to the end of fiscal 2001, the Company has purchased an additional 3,741,000 shares at a cost of $83.8 million. In October 1999, the Company reissued 8,055,944 shares of treasury stock through a private placement under Rule 144A with certain financial institutions. The proceeds from the private placement of $144.0 million were used to pay down outstanding debt. The Company also entered into privately negotiated option agreements pursuant to which it repurchased an equivalent number of shares in April 2000 for a total of $149.0 million. The Company utilized proceeds of $143.5 million from the exercise of outstanding warrants, combined with borrowings under existing credit facilities, to fund the repurchase. A total of 4,787,852 warrants, at an exercise price of $15 per share (each warrant represented the right to purchase two shares), were exercised before their expiration date of April 13, 2000. The exercise of warrants resulted in the issuance of 19,151,408 shares of Common Stock.

   The Company has a Stockholder Rights Plan (the "Rights Plan") designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. Under this plan, each outstanding share of the Company's Common Stock includes one-quarter of a preferred share purchase right ("Right") which becomes exercisable under certain circumstances, including when beneficial ownership of the Company's Common Stock by any person, or group, equals or exceeds 15% of the Company's outstanding Common Stock. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $150, subject to adjustment under certain circumstances. Upon the occurrence of certain events specified in the Rights Plan, each holder of a Right (other than an Acquiring Person) will have the right, upon exercise of such Right, to receive that number of shares of common stock of the Company (or the surviving corporation) that, at the time of such transaction, would have a market price of two times the purchase price of the Right. No shares of Series A Junior Participating Preferred Stock have been issued by the Company.

ITEM 6. Selected Financial Data

   The following table sets forth certain selected historical financial data of the Company. The selected operating and financial position data as of and for each of the five years in the period ended September 30, 2001 have been derived from the audited consolidated financial statements of the Company, some of which appear elsewhere in this Annual Report. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto which are included elsewhere herein.

                                                    As of and For the Year Ended September 30,
                                            ----------------------------------------------------------
                                               2001        2000      1999(1)       1998        1997
                                            ----------  ----------  ----------  ----------  ----------
                                                     (in thousands, except per share amounts)
Operating Data:
   Revenue................................. $2,233,520  $1,555,389  $1,131,334  $1,527,468  $1,466,573
   Operating expenses, excluding unusual
     charges and goodwill amortization.....  1,683,561   1,346,667   1,092,879   1,289,295   1,269,731
   Goodwill amortization...................     13,739      13,497      13,525      13,824      14,435
   Unusual charges(2)......................                             39,695      26,586
   Operating income (loss).................    536,220     195,225     (14,765)    197,763     182,407
   Interest expense........................    (13,282)    (19,968)    (31,365)    (25,685)    (30,715)
   Other income (expense), net.............      3,676      (1,550)        613        (772)      1,727
   Income tax expense (benefit)............    179,922      57,307     (15,221)     54,654      46,462
   Net income (loss).......................    349,259     117,976     (29,688)    117,400     107,906
   Earnings (loss) per share(4):...........
       Basic...............................       2.13         .74        (.21)        .79         .70
       Diluted.............................       2.09         .70        (.21)        .72         .65
   Depreciation and amortization...........    104,969     102,018      99,800      91,497      90,376
   Capital expenditures(3).................    183,414      80,518     110,566     167,961     102,198
Financial Position Data (at end of period):
   Property, net........................... $  676,445  $  585,394     659,717  $  602,028  $  540,356
   Total assets............................  1,985,367   1,785,233   1,824,764   1,743,701   1,726,768
   Long-term debt, excluding current
     maturities............................     79,393     141,981     422,764     241,869     298,634
   Stockholders' equity....................  1,370,081   1,169,771     877,089     900,064     960,227

--------
(1) Includes the effect of the acquisition of Fracmaster in 1999, which was accounted for as a purchase in accordance with generally accepted accounting principles. For further details, see Note 3 of the Notes to Consolidated Financial Statements.
(2) Unusual charges represent nonrecurring costs associated with the downturn in oilfield drilling activity in 1999 and 1998. For further details of the 1999 unusual charges, see Note 4 of the Notes to Consolidated Financial Statements.
(3) Excluding acquisitions of businesses.
(4) Earnings per share amounts have been restated for all periods presented to reflect the increased number of common shares outstanding resulting from the 2 for 1 stock splits effective January 30, 1998 and May 31, 2001.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

   The Company's worldwide operations are primarily driven by the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity. Drilling activity, in turn, is largely dependent on the price of crude oil and natural gas. This situation often leads to volatility in the Company's revenues and profitability, especially in the United States and Canada, where the Company historically has generated in excess of 50% of its revenues.

   Due to "aging" oilfields and lower-cost sources of oil internationally, drilling activity in the United States has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986, 1992 and again in early 1999. Despite a recovery in the latter half of fiscal 1999, the U.S. average fiscal 1999 rig count of 601 active rigs represented the lowest in history. The recovery in U.S. drilling continued throughout fiscal 2000 and 2001 due to exceptionally strong oil and natural gas prices. For the 12 months ended September 30, 2001, the active U.S. rig count averaged 1,172 rigs, a 39% increase over fiscal 2000 and a 95% increase over fiscal 1999. Much of the increase occurred in the number of rigs drilling for natural gas, which for fiscal 2001 increased 42% over the previous fiscal year, while the average number of rigs drilling for oil increased 30%. Crude oil and natural gas prices have lowered over the past several months, however, and North American drilling activity has begun to decline. The Company's management believes that such activity will decline further over the next three to six months.

   Drilling activity outside North America has historically been less volatile than domestic drilling activity. International drilling activity also reached record low levels during 1999 due to low oil prices during most of the year. While Canadian drilling activity began to recover during the latter part of fiscal 1999, activity in most of the other international regions did not begin to significantly recover until the latter half of fiscal 2001. Active international drilling rigs (excluding Canada) averaged 736 rigs during fiscal 2001, an increase of 19% over fiscal 2000. Due primarily to strong oil and natural gas prices throughout most of fiscal 2001 Canadian drilling activity continued the recovery begun in late 1999, averaging 365 active drilling rigs during fiscal 2001, up 9% from the previous fiscal year. The Company expects Canadian drilling activity in fiscal 2002 to be moderately lower than fiscal 2001 and expects drilling activity outside North America to be relatively flat year-over-year.

Acquisition

   On June 28, 1999, the Company completed the acquisition of selected assets and subsidiaries of Fracmaster Ltd. ("Fracmaster"), an oilfield services company based in Calgary, Alberta with operations in Canada, the United States, Russia and China. See Note 3 of the Notes to the Consolidated Financial Statements for additional information regarding this acquisition. The acquisition of Fracmaster primarily impacted the Company's operations in Canada and Russia.

Results of Operations

   The following table sets forth selected key operating statistics reflecting industry rig count and the Company's financial results:

                                                            Year Ended September 30,
                                                            -----------------------
                                                             2001     2000    1999
                                                            ------   ------  ------
Rig Count: (1)
   U.S.....................................................  1,172      842     601
   International...........................................  1,100      952     828
Revenue per rig (in thousands)............................. $983.0   $867.0  $791.7
Revenue per employee (in thousands)........................ $213.6   $182.9  $152.7
Percentage of gross profit to revenue (2)..................   32.0%    22.2%   13.9%
Percentage of research and engineering expense to revenue..    1.5%     1.7%    2.1%
Percentage of marketing expense to revenue.................    2.8%     3.4%    4.4%
Percentage of general and administrative expense to revenue    3.0%     3.6%    4.1%

--------
(1) Industry estimate of drilling activity as measured by average active rigs.
(2) Gross profit represents revenue less cost of sales and services.

   Revenue: Due to continued improvement in U.S. drilling activity and pricing, along with gradually increasing international drilling activity, the Company's revenue for fiscal 2001 reached a record level of $2.23 billion, an increase of 44% over fiscal 2000. Revenues for fiscal 2000 were $1.56 billion, an increase of 38% over fiscal 1999 due primarily to increased North American drilling and workover activity, as well as benefits from the acquisition of Fracmaster in June 1999. Management expects the Company's revenues in fiscal 2002 to decrease approximately 10-15% from the record levels in 2001 as the recent relative weakness in natural gas and crude oil prices is expected to negatively impact North American drilling activity.

   Operating Income (Loss): Operating income for fiscal year 2001 was $536.2 million, an increase of $341.0 million over the previous fiscal year. The Company's gross profit margins for fiscal 2001 increased to 32.0% from 22.2% in fiscal 2000. The margin improvement was primarily a result of pricing improvement in the U.S., better equipment utilization and labor efficiencies. These efficiencies are reflected in the increase in both revenue per rig and revenue per employee in fiscal 2001 compared to fiscal 2000. Partially offsetting the improved margins were increases in research and engineering, marketing and general and administrative expenses totaling $27.5 million due to increased costs to support the higher revenue level and higher employee incentive costs, which are based upon the Company's earnings and stock price performance. Each of these operating expenses, however, declined as a percentage of revenues.

   For the year ended September 30, 2000, the Company's operating income was $195.2 million, compared to an operating loss of $14.8 million in fiscal 1999. The Company's gross profit margins for fiscal 2000 increased to 22.2% from 13.9% in fiscal 1999. The margin improvement was primarily a result of increased North American drilling and workover activity, pricing improvement in the U.S. and the impact of cost reduction programs implemented during 1999. The 1999 operating loss was primarily a result of the Company recording a pretax unusual charge of $39.7 million ($.18 per diluted share after-tax), comprised of $12.8 million of severance costs, $23.1 million of asset writedowns and $3.8 million of other costs associated with the downturn in the oilfield services industry. In addition to the unusual charge, the 1999 operating loss also included $16.7 million of costs resulting from the acquisition of Fracmaster and additional severance costs and asset writedowns primarily associated with the Company's international operations, which were included in cost of sales. Research and engineering, marketing and general and administrative expenses in total increased by $17.4 million in 2000 compared to 1999, due primarily to higher employee incentive costs and from overhead resulting from the Fracmaster acquisition.

   Other: Interest expense in 2001 decreased by $6.7 million compared to the previous year due to repayment of $82.7 million of debt with improved cash flow from operations. Interest expense in 2000 decreased by $11.4 million from 1999 due to repayment of debt with improved cash flow from operations combined with proceeds from an equipment refinancing transaction and a private placement of common stock, both of which were completed in the Company's first fiscal quarter of 2000 (see also Capital Resources and Liquidity).

   Interest income in 2001 was $2.6 million compared to $1.6 million in fiscal 2000 and only $.6 million in fiscal 1999. The increase in interest income was due to overnight investing of excess cash from operations.

   Other income, net in 2001 was $3.7 million compared to other expense, net in fiscal 2000 of $1.6 million. Included in other income in 2001 was a non-recurring $12.9 million gain realized on the sale of a joint venture operation in Russia. Partially offsetting this was minority interest expense for the year of $6.8 million and a $1.7 million premium associated with the repurchase and retirement of $46 million of the Company's 7% notes maturing in 2006. Other expense, net in fiscal 2000 consisted primarily of minority interest expense of $3.3 million, which was partially offset by a settlement gain of $1.5 million recognized on the conversion of a pension plan in Canada.

   Income Taxes: The Company's effective tax rate has remained below the U.S. statutory rate during each of the past three years primarily as a result of profitability in international jurisdictions where the statutory tax rate is less than the U.S. rate, the availability of certain nonrecurring tax benefits and the availability of tax benefits from the Company's reorganization pursuant to its initial public offering in 1990. The effective tax rate increased to 34.0% in 2001 from 32.7% in 2000, following a decrease from 33.9% in 1999.

  U.S./Mexico Pressure Pumping Segment

   The Company's U.S./Mexico pressure pumping revenues in fiscal 2001 were a record $1.23 billion, a 65% increase over the previous year. The increase is primarily due to increased drilling and workover activity, which increased 39% and 18%, respectively over the prior year, along with an improvement in U.S. pricing for the Company's products and services of approximately 20%. In addition, revenue in the Company's Mexico operations increased by $16.9 million in fiscal 2001 compared to 2000 as a result of a new contract. Fiscal year 2000 revenues of $743.8 million represented a 64% increase over 1999. This improvement occurred because independent oil companies, with whom the Company has a strong market position, contributed most of the increase in U.S. drilling activity during that year. Also contributing to the increased U.S. revenues in 2000 was an increase in prices of approximately 16%, as the Company implemented new price books in November 1999 and again in September 2000. As a result of recent weakness in natural gas prices and the resulting slowdown in U.S. drilling activity, management believes that fiscal 2002 revenue generated by its U.S./Mexico pressure pumping operations will decline from that of fiscal 2001 by approximately 20-25%.

   Operating income for the Company's U.S./Mexico pressure pumping operations was $430.2 million, an increase of $288.3 million over fiscal 2000. The improvement was due primarily to increased activity, improved pricing, better equipment utilization, and labor efficiencies. Operating income for the Company's U.S./Mexico pressure pumping operations was $141.8 million in fiscal 2000 compared to an operating loss of $3.9 million in fiscal 1999. The improvement was due primarily to increased drilling and workover activity, better utilization of personnel and equipment as a result of cost reduction measures implemented in fiscal 1999 and better pricing for the Company's products and services. The operating loss in fiscal 1999 was primarily caused by decreased revenues resulting from the severe decline in drilling and workover activity and corresponding lower prices for the Company's products and services as the market contracted.

  International Pressure Pumping Segment

   Revenue for the Company's international pressure pumping operations was $794.7 million in fiscal 2001, an increase of 26% compared with the previous fiscal year. This was the result of an increase in Canadian gas drilling, increased stimulation activity in several international regions and contributions from geographic expansions. Each of the Company's international regions showed year-over-year revenues increases in fiscal

2001, with its Russia/China region up 57%, Middle East region up 50%, Asia Pacific region up 38%, Latin America region up 25%, Europe/Africa region up 22% and Canada region up 16%. Revenue for the Company's international pressure pumping operations was $629.2 million in fiscal 2000, an increase of 24% compared with fiscal 1999. This increase was due mostly to the 1999 addition of the former Fracmaster operations in Canada and Russia and a 58% increase in drilling activity in Canada. Excluding Canada, where revenues increased 93%, fiscal 2000 international pressure pumping revenues increased 6% despite average drilling activity being comparable to prior year levels. Increased revenues in the Company's Latin America region were mostly offset by the impact of continued weakness in drilling activity in other international areas, most significantly in the Company's Asia Pacific operations. Revenues for the Company's international pressure pumping operations are expected to decline slightly in fiscal 2002 from 2001 levels due primarily to the effects of an expected slowdown in Canadian drilling activity.

   As a result of the improved activity, operating income for the Company's international pressure pumping operations was $126.8 million for fiscal 2001, an increase of $59.5 million over the previous year. In addition to the increased activity, operating margins as a percentage of revenues improved from 11% in fiscal 2000 to 16% in fiscal 2001 due mostly to startup costs in selected international locations that negatively impacted operating margins in fiscal 2000. Operating income for the Company's international pressure pumping operations was $67.3 million in fiscal 2000 compared to $47.3 million in fiscal 1999. The improvement was primarily due to improved Canadian business and a non-recurring charge relating primarily to asset writedowns that reduced operating margins for the Company's international pressure pumping operations by $9.5 million in the third quarter of fiscal 1999. Operating income in Canada for 2000 increased as a result of efficiencies gained through better equipment and personnel utilization throughout the year, and from having a full year of the former Fracmaster operations. These gains, however, were partially offset by lower pricing outside North America, margin decreases in the Company's Europe/Africa region due to reduced North Sea activity (where the Company's operations have a relatively high fixed cost base), and shutdown costs incurred in closing a facility in Germany in early 2000. Additionally, the operating income margins for the Company's Middle East region were negatively impacted by startup costs incurred for delayed projects.

  Other Services Segment

   Revenue for each of the Company's other service lines, which consist of specialty chemicals, tubular services and process and pipeline services, were $207.2 million in fiscal 2001, a 14% increase over the previous year. The process and pipeline inspection service line grew by 13% on increased projects in several regions, while tubular service revenues increased 33% through activity improvements and expansions in the Far East and West Africa. Revenue for the Company's specialty chemicals service line increased 5% for fiscal 2001 compared to the previous year. Revenues for these other services lines had increased 7% in fiscal 2000 compared to the prior year due primarily to the recovery in drilling activity levels.

   Operating income for the Company's other service lines increased $11.3 million above fiscal 2000 figures to reach $29.3 million (14.1% of related revenue) for the year ended September 30, 2001. Operating income margins in the Company's tubular services and process and pipeline services lines benefited most from the increased revenue as they were better able to cover their relatively high fixed cost base. Operating income for these service lines had declined to $17.9 million (9.8% of related revenue) in fiscal 2000 compared to $19.0 million (11.1% of related revenue) in 1999. During fiscal 2000, operating income margins in the Company's tubular services line suffered from the drop in drilling activity in the North Sea as it was unable to make a corresponding reduction in its fixed cost base. Also contributing to the operating income decline in fiscal 2000 were job delays and higher startup costs in the process and pipeline services group for new projects that began late in the fiscal year.

Capital Resources and Liquidity

   Net cash provided from operating activities for fiscal 2001 was $517.6 million, an increase of $312.8 million from the prior year, due primarily to higher profitability and the $130.0 million cash benefit resulting from utilization of U.S. tax loss carryforwards. This was partially offset by increases in working capital, particularly accounts receivable, as a result of the rapid revenue growth in North America. Net cash provided from operating activities was $204.7 million in 2000, an increase of $140.3 million from 1999, due primarily to higher profitability and non-cash U.S. tax expense.

   Net cash used for investing activities in fiscal 2001 was $188.7 million, compared to net cash provided by investing activities in 2000 of $43.7 million. Fiscal 2001 capital spending of $183.4 million was the largest portion of the net cash used for investing activities. Capital expenditures for fiscal 2001 increased $102.9 million from 2000 and were used to replace and enhance U.S. fracturing equipment and expand stimulation resources internationally. The previous year's net cash provided by investing activities was due primarily to proceeds received from a transaction involving the transfer of certain pumping service equipment assets in the first quarter of fiscal 2000. Subsequent to the transfer of equipment, the Company received $120.0 million, which was used to repay outstanding bank debt. The fiscal 2000 capital spending related primarily to maintenance capital and U.S. offshore and international expansion.

   Capital expenditures for fiscal 2002 are expected to be comparable to fiscal 2001 spending levels at approximately $170 to $185 million. The 2002 capital program is expected to be used primarily for enhancement of U.S. fracturing equipment and stimulation expansion internationally. The actual amount of 2002 capital expenditures will be primarily dependent on the availability of external manufacturing capacity and expansion opportunities and is expected to be funded by cash flows from operating activities and available credit facilities. Management believes cash flows from operating activities and available lines of credit, if necessary, will be sufficient to fund projected capital expenditures.

   Cash flows used for financing activities for fiscal 2001 was $251.2 million, compared to cash flows used for financing activities in fiscal 2000 of $245.9 million. In connection with the June 2001 replacement of its existing credit facility, the Company prepaid the remaining $30.3 million of borrowings that were outstanding under the term loan portion of the credit facility. Also in June 2001, the Company repurchased and retired $46 million of its 7% notes maturing in 2006 and recorded associated debt extinguishment costs of $1.7 million (classified as other expense), consisting mainly of a $1.3 million early payment premium. In addition to the repayment of debt during fiscal 2001, the Company purchased 7.0 million shares of its common stock at a cost of $177.5 million. In September 2000, the Company also repurchased 800,000 shares of its common stock at a cost of $22.8 million under a share repurchase program initially approved by the Company's Board of Directors in December 1997. The share repurchase program, as amended, authorizes purchases up to $600 million, $203.1 million of which was available for future purchase as of September 30, 2001. Subsequent to the end of the fiscal year, the Company has purchased an additional 4.0 million shares at a cost of $91.0 million. Also following the fiscal year end, the Board of Directors approved an increase in the authorized amount for the share repurchase program to $750 million. Financing activities in fiscal 2000 included a private placement of 8.1 million shares of common stock in October 1999 that generated proceeds of $144.0 million, which was used to pay outstanding debt. In connection with the private placement, the Company also entered into privately negotiated option agreements pursuant to which it repurchased an equivalent number of shares in April 2000 for a total of $149.0 million. In April 2000, the Company utilized proceeds of $143.5 million from the exercise of outstanding warrants, combined with borrowings under existing credit facilities, to fund the repurchase. Cash flows provided by financing activities in 1999 were $114.6 million. The 1999 proceeds from borrowings were used to fund the Fracmaster acquisition and the Company's capital spending program.

   Management strives to maintain low cash balances while utilizing available credit facilities to meet the Company's capital needs. Any excess cash generated has historically been used to pay down outstanding borrowings or fund the Company's stock repurchase program. In June 2001, the Company replaced its existing credit facility with a new $400 million committed line of credit ("Committed Credit Facility"). The Committed Credit Facility consists of a $200 million, 364-day commitment that renews annually at the option of the lenders and a $200 million three-year commitment. There were no outstanding borrowings under the Committed Credit Facility at September 30, 2001.

   In addition to the Committed Credit Facility, the Company had $119.8 million in various unsecured, discretionary lines of credit at September 30, 2001, which expire at various dates in 2002. There are no requirements for commitment fees or compensating balances in connection with these lines of credit and interest on borrowings is based on prevailing market rates. At September 30, 2001, there were $14.0 million in outstanding borrowings under these lines of credit.

   Due to repayment of borrowings from cash flows from operations, the Company's total interest-bearing debt decreased to 6.4% of its total capitalization at September 30, 2001 compared to 13.1% at September 30, 2000. The Committed Credit Facility includes various customary covenants and other provisions including the maintenance of certain profitability and solvency ratios, none of which materially restrict the Company's activities. Management believes that the Committed Credit Facility, combined with other discretionary credit facilities and cash flows from operations, provides the Company with sufficient capital resources and liquidity to manage its routine operations, meet debt service obligations and fund projected capital expenditures. If the discretionary lines of credit are not renewed, or if borrowings under these lines of credit otherwise become unavailable, the Company expects to refinance this debt by arranging additional committed bank facilities or through other long-term borrowing alternatives.

Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS 133 at the beginning of fiscal year 2001 did not have a material impact on the Company's financial position or results of operations.

   On July 20, 2001, the FASB issued Statement No. 141, "Business Combinations" ("SFAS 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Use of the pooling-of-interest method is no longer permitted.

   SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for possible impairment. Goodwill amortization ceases upon adoption of SFAS 142, which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001, and the Company currently intends to adopt SFAS 142 effective October 1, 2001, the beginning of its next fiscal year. The Company's cessation of goodwill amortization under the guidelines of SFAS 142 will result in a reduction of approximately $14 million in annual operating expenses, assuming no impairment of goodwill. The Company is still in the process of determining the effects of implementing SFAS 142.

   In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. SFAS 143 requires entities to record a cumulative effect of a change in accounting principle in the income statement in the period of adoption. The Company plans to adopt SFAS 143 on October 1, 2002 and is in the process of determining the effect of adoption on its consolidated financial statements.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, while retaining many of the requirements of these two statements. Under SFAS 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. SFAS 144 is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in future dispositions being reported as discontinued operations to a greater extent than is currently permitted. The Company plans to adopt SFAS 144 on October 1, 2002.

Forward Looking Statements

   This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 concerning, among other things, the Company's prospects, expected revenues, expenses and profits, developments and business strategies for its operations, all of which are subject to certain risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms and phrases such as "expect," "estimate," "project," "believe," "achievable" and similar terms and phrases. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such statements are subject to general economic and business conditions, conditions in the oil and natural gas industry, fluctuating prices of crude oil and natural gas, weather conditions that affect conditions in the oil and natural gas industry, the business opportunities that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the control of the Company. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

   The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is to foreign currency fluctuations internationally and changing interest rates, primarily in the United States and Europe. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. If the floating rates were to increase by 10% from September 30, 2001 rates, the Company's combined interest expense to third parties would increase by a total of $7,000 each month in which such increase continued. At September 30, 2001, the Company had issued fixed-rate debt of $78.8 million. These instruments are fixed-rate and, therefore, do not expose the Company to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by $1.8 million if interest rates were to decline by 10% from their rates at September 30, 2001.

   A portion of the Company's borrowings are denominated in foreign currencies, which exposes the Company to market risk associated with exchange rate movements. When necessary, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There was one foreign exchange contract outstanding at September 30, 2001 in the amount of $13.9 million. This contract was settled on October 1, 2001 with no gain or loss. All items described are non-trading and are stated in U.S. dollars (in thousands).



                                         Expected Maturity Dates                     Fair Value
                                         -----------------------                    September 30,
                                          2002   2003  2004 2005 Thereafter  Total      2001
                                         ------  ----  ---- ---- ---------- ------- -------------
SHORT TERM BORROWINGS
Bank borrowings; US $ denominated....... $6,177                             $ 6,177    $ 6,177
Average variable interest rate--7% at
  September 30, 2001....................
Bank borrowings; Norwegian Krone
  denominated........................... $2,255                             $ 2,255    $ 2,255
Average variable interest rate--7.64% at
  September 30, 2001....................
Bank borrowings; Euro denominated....... $2,278                             $ 2,278    $ 2,278
Average variable interest rate--5.08% at
  September 30, 2001....................
Bank borrowings; British Pounds
  denominated........................... $2,948                             $ 2,948    $ 2,948
Average variable interest rate--5.31% at
  September 30, 2001....................
LONG TERM BORROWINGS
Current leases; US $ denominated........ $  318                             $   318    $   318
Variable interest rate--6.18% at
  September 30, 2001....................
Non-current leases; US $ denominated....         $301  $301                 $   602    $   602
Variable interest rate--6.18% at
  September 30, 2001....................
7% Series B Notes--US $ denominated.....                          $78,791   $78,791    $83,258
Fixed interest rate--7%.................

ITEM 8. Financial Statements and Supplementary Data

                         INDEPENDENT AUDITORS' REPORT

Stockholders of BJ Services Company:

   We have audited the accompanying consolidated statements of financial position of BJ Services Company and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule listed at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BJ Services Company and subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
November 14, 2001

                              BJ SERVICES COMPANY

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                               Year Ended September 30,
                                       ---------------------------------------
                                           2001           2000            1999
                                        ----------     ----------      ----------
                                       (in thousands, except per share amounts)
  Revenue............................. $2,233,520     $1,555,389        $1,131,334
  Operating Expenses:
     Cost of sales and services.......  1,519,722      1,210,299           973,931
     Research and engineering.........     34,268         27,078            23,269
     Marketing........................     63,266         53,011            49,312
     General and administrative.......     66,305         56,279            46,367
     Goodwill amortization............     13,739         13,497            13,525
     Unusual charges..................                                      39,695
                                        ----------     ----------       ----------
         Total operating expenses.....  1,697,300      1,360,164         1,146,099
                                        ----------     ----------       ----------
  Operating income (loss).............    536,220        195,225           (14,765)
  Interest expense....................    (13,282)       (19,968)          (31,365)
  Interest income.....................      2,567          1,576               608
  Other income (expense), net.........      3,676         (1,550)              613
                                        ----------     ----------       ----------
  Income (loss) before income taxes...    529,181        175,283           (44,909)
  Income tax expense (benefit)........    179,922         57,307           (15,221)
                                        ----------     ----------       ----------
  Net income (loss)................... $  349,259     $  117,976        $  (29,688)
                                        ==========     ==========       ==========
  Earnings (Loss) Per Share:
     Basic............................ $      2.13    $           .74   $     (.21)
     Diluted.......................... $      2.09    $           .70   $     (.21)
  Weighted-Average Shares Outstanding:
     Basic............................    163,885        158,508           141,578
     Diluted..........................    167,080        168,700           141,578



                See Notes to Consolidated Financial Statements

                              BJ SERVICES COMPANY

                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                    ASSETS

                                                           September 30,
                                                       ---------------------
                                                          2001       2000
                                                       ---------- ----------
                                                          (in thousands)
   Current Assets:
    Cash and cash equivalents......................... $   84,103 $    6,472
    Receivables, less allowance for doubtful accounts:
      2001, $10,376; 2000, $11,545....................    475,715    348,106
    Inventories:
      Products........................................     67,744     63,621
      Work-in-process.................................      2,850      1,408
      Parts...........................................     64,544     47,766
                                                       ---------- ----------
        Total inventories.............................    135,138    112,795
    Deferred income taxes.............................     15,139     15,632
    Other current assets..............................     22,538     23,373
                                                       ---------- ----------
        Total current assets..........................    732,633    506,378
   Property:
    Land..............................................     12,902     12,619
    Buildings and other...............................    203,266    198,066
    Machinery and equipment...........................  1,005,366    863,214
                                                       ---------- ----------
        Total property................................  1,221,534  1,073,899
    Less accumulated depreciation.....................    545,089    488,505
                                                       ---------- ----------
        Property, net.................................    676,445    585,394
   Goodwill, net of amortization......................    476,795    476,237
   Deferred income taxes..............................     79,526    199,795
   Investments and other assets.......................     19,968     17,429
                                                       ---------- ----------
                                                       $1,985,367 $1,785,233
                                                       ========== ==========



                See Notes to Consolidated Financial Statements

                              BJ SERVICES COMPANY

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       September 30,
                                                                                  ----------------------
                                                                                     2001        2000
                                                                                  ----------  ----------
                                                                                      (in thousands)
Current Liabilities:
   Accounts payable, trade....................................................... $  190,803  $  147,581
   Short-term borrowings.........................................................     13,658       3,449
   Current portion of long-term debt.............................................        318      30,651
   Accrued employee compensation and benefits....................................     67,079      48,536
   Income taxes..................................................................     20,215      15,754
   Taxes other than income.......................................................     11,523       7,017
   Accrued insurance.............................................................     10,593      11,557
   Other accrued liabilities.....................................................     75,409      72,546
                                                                                  ----------  ----------
       Total current liabilities.................................................    389,598     337,091
Long-term debt...................................................................     79,393     141,981
Deferred income taxes............................................................     10,172       7,966
Accrued postretirement benefits..................................................     30,801      30,149
Other long-term liabilities......................................................    105,322      98,275
Commitments and contingencies (Note 11)
Stockholders' Equity:
   Preferred stock (authorized 5,000,000 shares, none issued)
   Common stock, $.10 par value (authorized 380,000,000 shares; 173,755,324 shares issued and160,484,120 shares outstanding in 2001; 173,755,324 shares
     issued and 165,296,428 shares outstanding in 2000)..........................     17,376       8,688
   Capital in excess of par......................................................    966,550     948,859
   Retained earnings.............................................................    690,128     376,270
   Accumulated other comprehensive income........................................     (3,633)      4,541
   Unearned compensation.........................................................     (4,891)     (3,433)
   Treasury stock, at cost (2001--13,271,204 shares; 2000--8,458,896 shares).....   (295,449)   (165,154)
                                                                                  ----------  ----------
       Total stockholders' equity................................................ $1,370,081   1,169,771
                                                                                  ----------  ----------
                                                                                  $1,985,367  $1,785,233
                                                                                  ==========  ==========



                See Notes to Consolidated Financial Statements

                              BJ SERVICES COMPANY

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                     Accumulated
                                                         Capital                                        Other
                                                Common  In Excess Treasury     Unearned   Retained  Comprehensive
                                                Stock    Of Par    Stock     Compensation Earnings     Income       Total
                                                ------- --------- ---------  ------------ --------  ------------- ----------
                                                                               (in thousands)
Balance, September 30, 1998.................... $ 7,638 $765,547  $(193,804)   $   (365)  $313,629     $ 7,419    $  900,064
Comprehensive income:
   Net income..................................                                            (29,688)
   Other comprehensive income, net of tax:
      Cumulative translation adjustments.......                                                         (5,585)
      Minimum pension liability adjustment.....                                                          3,090
Comprehensive income...........................                                                                      (32,183)
Issuance of stock for:
   Warrants surrendered........................               70                                                          70
Reissuance of treasury stock for:
   Stock options...............................                      14,796                 (9,750)                    5,046
   Stock purchase plan.........................                       4,144                 (2,172)                    1,972
   Stock performance awards....................           (2,235)     4,342         115     (2,222)
Recognition of unearned compensation...........                                   1,140                                1,140
Revaluation of stock performance awards........            1,504                (1,504)
Tax benefit from exercise of options...........              980                                                         980
                                                ------- --------  ---------    --------   --------     -------    ----------
Balance, September 30, 1999....................   7,638  765,866   (170,522)       (614)   269,797       4,924       877,089
Comprehensive income:
   Net income..................................                                            117,976
   Other comprehensive income, net of tax:
      Cumulative translation adjustments.......                                                           (888)
      Minimum pension liability adjustment.....                                                            505
Comprehensive income...........................                                                                      117,593
Issuance of stock for:
   Warrants surrendered........................     956  142,570                                                     143,526
   Stock options...............................      94   15,058                                                      15,152
Treasury stock purchased.......................                    (171,796)                                        (171,796)
Reissuance of treasury stock for:
   Stock private placement.....................           12,003    131,997                                          144,000
   Stock options...............................          (12,003)    32,629                 (5,055)                   15,571
   Stock purchase plan.........................                      10,959                 (6,171)                    4,788
   Stock performance awards....................           (1,302)     1,579                   (277)
Recognition of unearned compensation...........                                   3,390                                3,390
Stock performance award........................            3,651                 (3,651)
Revaluation of stock performance awards........            2,557                 (2,558)                                  (1)
Tax benefit from exercise of options...........           20,459                                                      20,459
                                                ------- --------  ---------    --------   --------     -------    ----------
Balance, September 30, 2000....................   8,688  948,859   (165,154)     (3,433)   376,270       4,541     1,169,771
Comprehensive income:
   Net income..................................                                            349,259
   Other comprehensive income, net of tax:
      Cumulative translation adjustments.......                                                         (2,180)
      Minimum pension liability adjustment.....                                                         (5,994)
Comprehensive income...........................                                                                      341,085
Reissuance of treasury stock for:
   Stock options...............................             (589)    37,454                (23,986)                   12,879
   Stock purchase plan.........................                       8,052                 (2,727)                    5,325
   Stock performance awards....................           (1,397)     1,397
   Stock split.................................   8,688                                     (8,688)
   Acquisition.................................              171        267                                              438
Treasury stock purchased.......................                    (177,465)                                        (177,465)
Recognition of unearned compensation...........                                   3,165                                3,165
Stock performance award........................            4,141                 (4,141)
Revaluation of stock performance awards........              482                   (482)
Tax benefit from exercise of options...........           14,883                                                      14,883
                                                ------- --------  ---------    --------   --------     -------    ----------
Balance, September 30, 2001.................... $17,376 $966,550  $(295,449)   $ (4,891)  $690,128     $(3,633)   $1,370,081
                                                ======= ========  =========    ========   ========     =======    ==========

                See Notes to Consolidated Financial Statements

                              BJ SERVICES COMPANY

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        Year Ended September 30,
                                                                    -------------------------------
                                                                      2001       2000       1999
                                                                    ---------  ---------  ---------
                                                                             (in thousands)
Cash flows from operating activities:
Net income (loss).................................................. $ 349,259  $ 117,976  $ (29,688)
Adjustments to reconcile net income to cash provided from operating activities:
   Depreciation and amortization...................................   104,969    102,018     99,800
   Net loss on disposal of assets..................................        41      1,451        147
   Recognition of unearned compensation............................     3,165      3,390      1,140
   Deferred income tax expense (benefit)...........................   143,834     39,037    (32,866)
   Unusual charge (noncash)........................................                          23,051
   Minority interest...............................................     6,803      3,263      2,585
Changes in:
   Receivables.....................................................  (124,183)   (47,808)    19,191
   Accounts payable, trade.........................................    42,828     19,125    (22,444)
   Inventories.....................................................   (21,856)   (16,928)    19,921
   Other current assets and liabilities............................    26,673    (18,028)    (5,837)
   Other, net......................................................   (13,975)     1,213    (10,571)
                                                                    ---------  ---------  ---------
Net cash flows provided from operating activities..................   517,558    204,709     64,429
Cash flows from investing activities:
Property additions.................................................  (183,414)   (80,518)  (110,566)
Proceeds from disposal of assets...................................    13,238    127,492      7,270
Acquisitions of businesses, net of cash acquired...................   (18,569)    (3,240)   (73,442)
                                                                    ---------  ---------  ---------
Net cash provided from (used for) investing activities.............  (188,745)    43,734   (176,738)
Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan....    18,204     35,511      7,997
Proceeds from stock private placement..............................              144,000
Proceeds from warrant exercise.....................................              143,526         70
Purchase of treasury stock.........................................  (177,465)  (171,796)
Proceeds from (repayment of) bank borrowings, net..................   (91,921)  (397,136)   106,541
                                                                    ---------  ---------  ---------
Net cash flows provided from (used for) financing activities.......  (251,182)  (245,895)   114,608
Increase in cash and cash equivalents..............................    77,631      2,548      2,299
Cash and cash equivalents at beginning of year.....................     6,472      3,924      1,625
                                                                    ---------  ---------  ---------
Cash and cash equivalents at end of year........................... $  84,103  $   6,472  $   3,924
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

   All references in these financial statements and footnotes to numbers of shares outstanding, earnings per share amounts and per share data, including stock option and stock purchase plan information, have been restated to reflect the 2 for 1 stock split that occurred on May 31, 2001.

   Certain amounts for 2000 and 1999 have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation.

2. Summary of Significant Accounting Policies

   Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

   Cash and cash equivalents: The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

   Inventories: Inventories, which consist principally of (i) products which are consumed in the Company's services provided to customers, (ii) spare parts for equipment used in providing these services and (iii) manufactured components and attachments for equipment used in providing services, are stated primarily at the lower of weighted-average cost or market.

   Property: Property is stated at cost less amounts provided for permanent impairments and includes capitalized interest of $1.9 million, $1.6 million and $2.3 million for the years ended September 30, 2001, 2000 and 1999, respectively, on funds borrowed to finance the construction of capital additions. Depreciation is generally provided using the straight-line method over the estimated useful lives of individual items. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease terms.

   Intangible assets: Goodwill represents the excess of cost over the fair value of the net assets of companies acquired in purchase transactions. Goodwill is being amortized on a straight-line method over periods ranging from 5 to 40 years. Patents are being amortized on a straight-line basis over their estimated useful lives, not to exceed 17 years. Accumulated amortization of intangible assets at September 30, 2001 and 2000 was $84.5 million and $70.6 million, respectively. The Company utilizes undiscounted estimated cash flows to evaluate any possible impairment of intangible assets. If such cash flows are less than the net carrying value of the intangible assets the Company records an impairment loss equal to the difference in discounted estimated cash flows and the net carrying value. The discount rate utilized is based on market factors at the time the loss is determined.

   See "New Accounting Pronouncements" in this note for information regarding the effects of a new accounting pronouncement on the Company's prospective accounting for goodwill and goodwill amortization.

                              BJ SERVICES COMPANY

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

   Foreign exchange contracts: The Company sometimes enters into forward foreign exchange contracts to hedge the impact of currency fluctuations on certain assets and liabilities denominated in foreign currencies. Changes in market value are offset against foreign exchange gains or losses on the related assets or liabilities and are included in cost of sales and services. There was one foreign exchange contract outstanding at September 30, 2001 in the amount of $13.9 million and another outstanding at September 30, 2000 in the amount of $50.6 million. These contracts were settled on October 1, 2001 and 2000, respectively, with no gain or loss.

   Environmental remediation and compliance: Environmental remediation and compliance costs are accrued based on estimates of known environmental exposures. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the cost can be reasonably estimated.

   Impairment of long-lived assets: Under Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company recognizes impairment losses for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. In the year ended September 30, 1999, the Company recorded an impairment of $23.1 million against certain long-lived assets based on a decrease in the undiscounted cash flows expected to be generated by these assets as a result of reduced oilfield drilling activity. See Note 4.

   Employee stock-based compensation: Under FASB Statement No. 123 "Accounting for Stock-Based Compensation," the Company is permitted to either record expenses for stock options and other stock-based employee compensation plans based on their fair value at the date of grant or to continue to apply Accounting Principles Board Opinion No. 25 ("APB 25") and recognize compensation expense, if any, based on the intrinsic value of the equity instruments at the measurement dates. The Company elected to continue following APB 25; therefore, no compensation expense has been recognized because the exercise prices of employee stock options equal the market prices of the underlying stock on the dates of grant.

   New accounting pronouncements: In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"). SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires recognition of all derivatives as either assets or liabilities and measurement of those instruments at fair value. The Company's adoption of SFAS 133 at the beginning of fiscal 2001 did not have a material impact on its financial position or results of operations.

   On July 20, 2001, the FASB issued Statement No. 141, "Business Combinations" ("SFAS 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Use of the pooling-of-interest method is no longer permitted.

                              BJ SERVICES COMPANY

   SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for possible impairment. Goodwill amortization ceases upon adoption of SFAS 142, which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001, and the Company currently intends to adopt SFAS 142 effective October 1, 2001, the beginning of its next fiscal year. The Company's cessation of goodwill amortization under the guidelines of SFAS 142 will result in a reduction of approximately $14 million in annual operating expenses, assuming no impairment of goodwill. The Company is in the process of determining the effects of the implementation of SFAS 142.

   In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is periodically accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. SFAS 143 requires entities to record a cumulative effect of change in accounting principle in the income statement in the period of adoption. The Company plans to adopt SFAS 143 on October 1, 2002 and is in the process of determining the effect of adoption on its consolidated financial statements.

   In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of discontinued operations are to be measured and presented. SFAS 144 supercedes SFAS 121 and APB Opinion No. 30, while retaining many of the requirements of those statements. Under SFAS 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and it will not have any significant continuing involvement in the operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. SFAS 144 is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in future dispositions being reported as discontinued operations to a greater extent than is currently permitted. The Company plans to adopt SFAS 144 on October 1, 2002.

3. Acquisitions of Businesses

   Effective June 28, 1999, the Company acquired selected assets and subsidiaries of Fracmaster Ltd. for total consideration of $78.4 million. This acquisition was accounted for using the purchase method of accounting. Accordingly, the results of Fracmaster Ltd.'s operations were included in the Company's statement of operations beginning July 1, 1999. The assets and liabilities of Fracmaster Ltd. were recorded in the Company's September 30, 1999 statement of financial position at their estimated fair market value of $78.4 million. The allocation of the purchase price may be summarized as follows (in millions):

Fair value of assets acquired(1). $129.6
Debt assumed.....................   (1.7)
Liabilities assumed..............  (37.1)
Excess of fair value over cost(2)  (12.4)
                                  ------
                                  $ 78.4
                                  ======

--------
(1) Includes cash acquired of $4.9 million.
(2) Reduced the value assigned to noncurrent assets.

                              BJ SERVICES COMPANY

   Pro forma financial information is not presented because the acquisition was not material to the Company's consolidated financial statements.

   The Company made other acquisitions in fiscal 2001 and 2000 for aggregate consideration of $29.0 million and $3.2 million, respectively. These acquisitions were accounted for using the purchase method of accounting and, accordingly, any excess of total consideration over the estimated fair value of net assets acquired was recorded as goodwill and is being amortized over 40 years. These acquisitions are not material to the Company's financial statements and therefore pro forma information is not presented.

4. Unusual Charges

   During fiscal 1999, the Company recorded pretax unusual charges totaling $39.7 million ($26.0 million after tax, or $.18 per diluted share) to reflect changes in its operations as a result of the downturn in oilfield drilling activity. The components of the unusual charge are as follows (in thousands):

                                                1999 Provision
                                                --------------
                 Asset impairments (noncash)...    $23,051
                 Severance and related benefits     12,798
                 Facility closures and other...      3,846
                                                   -------
                                                   $39,695
                                                   =======

   The 1999 asset impairment losses of $23.1 million primarily relate to certain equipment previously utilized in the Company's U.S. operations that were sold or decommissioned and salvaged for spare parts. The severance and related benefits relate to the cost of the involuntary termination of approximately 1,100 employees worldwide. The facility closures and other costs primarily represent remaining lease obligations related to the closure of several locations in the U.S. and one in Latin America, and costs incurred for the relocation of equipment and personnel resulting from closing these facilities. All expenditures for this provision were made as of September 30, 2001.

5. Earnings Per Share

   Basic Earnings Per Share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive stock options and warrants less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock for each of the periods presented.

   At a special meeting on May 10, 2001, the Company's stockholders approved an amendment to the Company's charter increasing the number of authorized shares of common stock from 160 million shares to 380 million shares. As a result, a 2 for 1 stock split (effected in the form of a stock dividend) was distributed on May 31, 2001 to stockholders of record as of May 17, 2001. Accordingly, all references in the financial statements to number of shares outstanding and earnings per share amounts have been retroactively restated for all periods presented to reflect the increased number of common shares outstanding resulting from the stock split.

                              BJ SERVICES COMPANY

   The following table presents information necessary to calculate earnings per share for the three years ended September 30, 2001 (in thousands, except per share amounts):

                                                               2001     2000     1999
                                                             -------- -------- --------
Net income (loss)........................................... $349,259 $117,976 $(29,688)
Weighted-average common shares outstanding..................  163,885  158,508  141,578
                                                             -------- -------- --------
Basic earnings (loss) per share............................. $   2.13 $    .74 $   (.21)
                                                             ======== ======== ========
Weighted-average common and dilutive potential common shares outstanding:
   Weighted-average common shares outstanding...............  163,885  158,508  141,578
   Assumed exercise of stock options........................    3,195    4,352       (1)
   Assumed exercise of warrants(2)..........................             5,840       (1)
                                                             -------- -------- --------
                                                              167,080  168,700  141,578
                                                             -------- -------- --------
Diluted earnings (loss) per share........................... $   2.09 $    .70 $   (.21)
                                                             ======== ======== ========

--------
(1) Antidilutive because the Company incurred a net loss in this period.
(2) Includes dilutive impact of warrants for the periods they were outstanding through April 2000.

6. Debt and Bank Credit Facilities

   Long-term debt at September 30, 2001 and 2000 consisted of the following (in thousands):

                                             2001     2000
                                            ------- --------
Notes payable, banks.......................         $ 46,763
7% Series B Notes due 2006, net of discount $78,791  124,593
Other......................................     920    1,276
                                            ------- --------
                                             79,711  172,632
Less current maturities of long-term debt..     318   30,651
                                            ------- --------
Long-term debt............................. $79,393 $141,981
                                            ======= ========


   In June 2001, the Company replaced its existing credit facility (the "Bank Credit Facility") with a $400 million committed line of credit (the "Committed Credit Facility"). In connection with the replacement of the Bank Credit Facility, the Company prepaid $30.3 million of borrowings that were outstanding under the term loan portion and accelerated recognition of $1.2 million of unamortized debt issuance costs. The Committed Credit Facility consists of a $200 million, 364-day commitment that renews annually at the option of the lenders, and a $200 million, three-year commitment. Interest on outstanding borrowings is charged based on prevailing market rates, which were 3.26% and 6.25% at September 30, 2001 and 2000, respectively. The Company is charged various fees in connection with the Committed Credit Facility, including a commitment fee based on the average daily unused portion of the commitment. Commitment fees were $383,000, $290,000 and $155,000 for 2001, 2000 and 1999,
respectively. There were no outstanding borrowings under the Committed Credit Facility at September 30, 2001.

   In addition to the Committed Credit Facility, the Company had $119.8 million of unsecured, discretionary lines of credit at September 30, 2001, which expire at various dates in 2002. There are no requirements for commitment fees or compensating balances in connection with these lines of credit and interest is at prevailing

                              BJ SERVICES COMPANY
market rates. There were $14.0 million and $3.4 million in outstanding borrowings under these lines of credit at September 30, 2001 and 2000, respectively. The weighted average interest rates on short-term borrowings outstanding as of September 30, 2001 and 2000 were 6.4% and 9.1%, respectively.

   In June 2001, the Company repurchased and retired $46 million of its 7% notes maturing in 2006 and recorded associated debt extinguishment costs of $1.7 million (classified as other expense), consisting mainly of a $1.3 million early payment premium. The remaining $78.8 million of these notes outstanding at September 30, 2001 mature in 2006.

   At September 30, 2001, the Company had outstanding letters of credit and performance related bonds totaling $17.2 million and $51.7 million, respectively. The letters of credit are issued to guarantee various trade activities.

   The Company's debt agreements contain various customary covenants including maintenance of certain profitability and solvency ratios, as defined in the Committed Credit Facility, none of which materially restrict the Company's activities.

7. Financial Instruments

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable.

   Cash and Cash Equivalents, Trade Receivables, Trade Payables and Short-Term
Borrowings: The carrying amount approximates fair value because of the short maturity of those instruments.

   Long-term Debt: Fair value is based on the rates currently available to the Company for debt with similar terms and average maturities. Other long-term debt consists of borrowings under the Committed Credit Facility. The carrying amount of such borrowings approximates fair value because interest on the individual borrowings is at current market rates.

   The fair value of financial instruments that differed from their carrying value at September 30, 2001 and 2000 was as follows (in thousands):

                         2001                2000
-                 ------------------- -------------------
                  Carrying            Carrying
                   Amount  Fair Value  Amount  Fair Value
                  -------- ---------- -------- ----------
7% Series B Notes $78,791   $83,258   $124,593  $120,946


8. Income Taxes

   The geographical sources of income (loss) before income taxes for the three years ended September 30, 2001 were as follows (in thousands):

                                    2001     2000     1999
                                  -------- -------- --------
United States.................... $363,584 $100,576 $(67,887)
Foreign..........................  165,597   74,707   22,978
                                  -------- -------- --------
Income (loss) before income taxes $529,181 $175,283 $(44,909)
                                  ======== ======== ========

                              BJ SERVICES COMPANY

   The provision (benefit) for income taxes for the three years ended September 30, 2001 is summarized below (in thousands):

                               2001    2000     1999
                             -------- ------- --------
Current:
   United States............ $  3,350 $ 1,081
   Foreign..................   32,738  17,189 $ 17,645
                             -------- ------- --------
       Total current........   36,088  18,270   17,645
Deferred:
   United States............  130,047  38,635  (26,501)
   Foreign..................   13,787     402   (6,365)
                             -------- ------- --------
       Total deferred.......  143,834  39,037  (32,866)
                             -------- ------- --------
Income tax expense (benefit) $179,922 $57,307 $(15,221)
                             ======== ======= ========

   The consolidated effective income tax rates (as a percent of income before income taxes) for the three years ended September 30, 2001 varied from the United States statutory income tax rate for the reasons set forth below:

                                           2001  2000  1999
                                           ----  ----  -----
Statutory rate............................ 35.0% 35.0% (35.0)%
Foreign earnings at varying rates......... (2.6) (5.4) (10.4)
State income taxes, net of federal benefit   .6
Foreign income recognized domestically....   .1    .3   (4.8)
Goodwill amortization.....................   .7   2.1   10.5
Nondeductible expenses....................   .3   1.1    5.6
Other, net................................  (.1)  (.4)    .2
                                           ----  ----  -----
                                           34.0% 32.7% (33.9)%
                                           ====  ====  =====

   Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions in which the Company has operations. Generally, deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related assets or liabilities for financial reporting. The estimated deferred tax effect of temporary differences and carryforwards as of September 30, 2001 and 2000 were as follows (in thousands):

                                                                                2001      2000
-                                                                             --------  --------
Assets:
   Expenses accrued for financial reporting purposes, not yet deducted for tax..................................................................... $ 73,281  $ 74,425
   Net operating loss carryforwards..........................................   75,020   195,639
   Valuation allowance.......................................................  (39,140)  (39,140)
                                                                              --------  --------
       Total deferred tax asset..............................................  109,161   230,924
Liabilities:
   Differences in depreciable basis of property..............................  (18,214)  (20,994)
   Income accrued for financial reporting purposes, not yet reported for tax.   (6,454)   (2,469)
                                                                              --------  --------
       Total deferred tax liability..........................................  (24,668)  (23,463)
                                                                              --------  --------
Net deferred tax asset....................................................... $ 84,493  $207,461
                                                                              ========  ========

                              BJ SERVICES COMPANY

   At September 30, 2001, the Company had approximately $105 million of U.S. tax net operating loss carryforwards expiring in varying amounts between 2002 and 2014. The Company also had approximately $41 million of foreign tax net operating loss carryforwards and approximately $11 million of foreign research and development tax credit carryforwards as of September 30, 2001. Of the foreign tax net operating loss carryforwards, approximately $12 million is not subject to annual limitations and will carryforward indefinitely. The foreign research and development tax credit carryforward and the remaining loss carryforward, if not used, will expire in varying amounts beginning in 2002. The potential impact of the expiration of foreign net operating loss and research and development tax credit carryforwards has been reflected in the deferred tax asset valuation allowance balance as of September 30, 2001 and 2000. In 2000, a $4.2 million increase in the deferred tax valuation allowance resulted from $1.1 million of adjustments to the Fracmaster purchase price allocation; $3.9 million increase related to net operating losses recognized in Venezuela, which are expected to expire prior to utilization, and a $.8 million reduction as a result of foreign exchange movements.

   The Company does not provide federal income taxes on the undistributed earnings of its foreign subsidiaries considered to be permanently reinvested in foreign operations. The cumulative amount of such undistributed earnings was approximately $540 million at September 30, 2001. If these earnings were to be remitted to the Company any U.S. income taxes payable would be substantially reduced by foreign tax credits generated by repatriation of the earnings.

9. Segment Information

   The Company has three business segments: U.S./Mexico Pressure Pumping, International Pressure Pumping and Other Oilfield Services. The U.S./Mexico Pressure Pumping segment includes cementing services and stimulation services (consisting of fracturing, acidizing, sand control, nitrogen, coiled tubing and downhole tools services) provided throughout the United States and Mexico. The International Pressure Pumping segment includes cementing and stimulation services provided to customers in over 40 countries in the major international oil and natural gas producing areas of Canada, Latin America, Europe, Africa, Southeast Asia, the Middle East, Russia and China. The Other Oilfield Services segment consists of specialty chemicals, tubular services and process and pipeline services provided in the U.S. and internationally.

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its operating segments based on operating income excluding goodwill amortization and unusual charges. Intersegment sales and transfers are not significant.

                              BJ SERVICES COMPANY

   Summarized financial information concerning the Company's segments for each of the three years ended September 30, 2001 is shown in the following tables (in thousands). The "Corporate" column includes corporate expenses not allocated to the operating segments.

Business Segments

                              U.S./Mexico International  Other
                               Pressure     Pressure    Oilfield
                                Pumping      Pumping    Services Corporate   Total
                              ----------- ------------- -------- --------- ----------
2001
Revenues..................... $1,230,553    $794,687    $207,153 $  1,127  $2,233,520
Operating income (loss)(1)...    430,152     126,828      29,266  (36,287)    549,959
Identifiable assets..........    529,050     604,507     137,817  713,993   1,985,367
Capital expenditures.........    116,703      51,999      12,960    1,752     183,414
Depreciation and amortization     38,817      53,012      10,941    2,199     104,969

2000
Revenues..................... $  743,788    $629,218    $182,354 $     29  $1,555,389
Operating income (loss)(1)...    141,816      67,317      17,940  (18,351)    208,722
Identifiable assets..........    351,269     573,414     119,105  741,445   1,785,233
Capital expenditures.........     31,656      36,150       7,863    4,849      80,518
Depreciation and amortization     38,791      52,258      11,112     (143)    102,018

1999
Revenues..................... $  453,912    $505,613    $171,184 $    625  $1,131,334
Operating income (loss)(1)...     (3,889)     47,308      18,973  (23,937)     38,455
Identifiable assets..........    356,794     584,936     122,121  760,913   1,824,764
Capital expenditures.........     42,460      36,515      12,607   18,984     110,566
Depreciation and amortization     36,532      44,951      10,677    7,640      99,800

--------
(1) Operating income by segment excludes goodwill amortization and unusual charges.

                              BJ SERVICES COMPANY

Geographic Information

                                                    Long-Lived
                                          Revenues    Assets
                                         ---------- ----------
                  2001
                  United States......... $1,274,806 $  794,292
                  Canada................    260,608    100,362
                  Other countries.......    698,106    278,554
                                         ---------- ----------
                     Consolidated total. $2,233,520 $1,173,208
                                         ========== ==========
                  2000
                  United States......... $  801,431 $  693,860
                  Canada................    223,227    105,174
                  Other countries.......    530,731    280,026
                                         ---------- ----------
                     Consolidated total. $1,555,389 $1,079,060
                                         ========== ==========
                  1999
                  United States......... $  488,566 $  769,492
                  Canada................    118,996    114,159
                  Other countries.......    523,772    300,376
                                         ---------- ----------
                     Consolidated total. $1,131,334 $1,184,027
                                         ========== ==========

Revenues by Product Line

                                    2001       2000       1999
                                 ---------- ---------- ----------
               Cementing........ $  693,715 $  492,159 $  356,762
               Stimulation......  1,279,675    846,796    577,077
               Other............    260,130    216,434    197,495
                                 ---------- ---------- ----------
                  Total revenue. $2,233,520 $1,555,389 $1,131,334
                                 ========== ========== ==========

   A reconciliation from the segment information to consolidated income (loss) before income taxes for each of the three years ended September 30, 2001 is set forth below (in thousands):

                                                 2001      2000      1999
                                               --------  --------  --------
Total operating profit for reportable segments $549,959  $208,722  $ 38,455
Goodwill amortization.........................  (13,739)  (13,497)  (13,525)
Unusual charges...............................                      (39,695)
Interest expense, net.........................  (10,715)  (18,392)  (30,757)
Other income (expense), net...................    3,676    (1,550)      613
                                               --------  --------  --------
Income (loss) before income taxes............. $529,181  $175,283  $(44,909)
                                               ========  ========  ========

                              BJ SERVICES COMPANY

10. Employee Benefit Plans

U.S. Benefit Plans

   The Company administers a thrift plan for U.S. based employees whereby eligible employees elect to contribute from 2% to 12% of their base salaries to an employee benefit trust. Employee contributions are matched by the Company at the rate of $.50 per $1.00 up to 6% of the employee's base salary. In addition, the Company contributes between 2% and 5% of each employee's base salary depending on their age as of January 1 each year as a base contribution. Company matching contributions vest immediately while base contributions become fully vested after five years of employment. The Company's contributions to these thrift plans amounted to $8.4 million, $7.6 million, and $7.4 million in 2001, 2000, and 1999, respectively.

   Effective October 1, 2000, the Company established a non-qualified supplemental executive retirement plan. The unfunded defined benefit plan will provide Company executives with supplemental retirement benefits based on the highest consecutive three years compensation out of the final ten years and become vested at age 55. The expense associated with this plan was $3.7 million in 2001. The related accrued benefit obligation was $3.7 million as of September 30, 2001.

   Effective December 7, 2000, the Company established a non-qualified directors' benefit plan. The unfunded defined benefit plan will provide the Company's non-employee directors with benefits upon termination of their service based on the number of years of service and the last annual retainer fee. The expense associated with this plan was $1.3 million for 2001. The related accrued benefit obligation was $1.3 million as of September 30, 2001.

   The Company's U.S. employees formerly employed for at least one year by The Western Company of North America ("Western") are covered under a defined benefit pension plan as a carryover from the Company's acquisition of Western. Pension benefits are based on years of service and average compensation for each employee's five consecutive highest paid years during the last ten years worked. Benefits under the Western plan were frozen effective December 31, 1995, at which time all earned benefits were vested. The funded status of this plan at September 30, 2001 and 2000 was as follows (in thousands):

                                                          2001     2000
                                                        --------  -------
     Vested benefit obligation......................... $ 58,233  $52,221
                                                        ========  =======
     Accumulated benefit obligation.................... $ 58,233  $52,221
     Plan assets at fair value.........................   51,200   51,396
                                                        --------  -------
     Benefit obligation in excess of plan assets.......    7,033      825
     Cumulative unrecognized loss......................  (12,885)  (3,663)
     Adjustment required to recognize minimum liability   12,885    3,663
                                                        --------  -------
     Net pension liability............................. $  7,033  $   825
                                                        ========  =======

                              BJ SERVICES COMPANY

   The following is a reconciliation of the benefit obligation and plan assets:

                                                    2001     2000
                                                   -------  -------
Change in benefit obligation
Defined benefit plan obligation, beginning of year $52,221  $53,383
Interest cost.....................................   3,895    3,756
Actuarial loss (gain).............................   5,196   (1,758)
Benefits paid from plan assets....................  (3,079)  (3,160)
                                                   -------  -------
Defined benefit plan obligation, end of year...... $58,233  $52,221
                                                   =======  =======
Change in plan assets
Fair value of plan assets, beginning of year...... $51,396  $48,970
Company contributions.............................   2,387    2,300
Actual return on plan assets......................     496    3,286
Benefits paid from plan assets....................  (3,079)  (3,160)
                                                   -------  -------
Fair value of plan assets, end of year............ $51,200  $51,396
                                                   =======  =======

   Pursuant to the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," the Company recorded in other noncurrent liabilities minimum pension liability adjustments of $12.9 million and $3.7 million as of September 30, 2001 and 2000, respectively. As there were no previously unrecognized prior service costs at September 30, 2001 and 2000, the full amount of the adjustments, net of related deferred tax benefit, are reflected as a reduction of stockholders' equity. See Note 12 for disclosure of the amounts included in other comprehensive income.

   Assumptions used in accounting for the Company's U.S. defined benefit plan were as follows:

                                                              2001  2000  1999
                                                              ----  ----  ----
 Weighted-average discount rate.............................. 6.87% 7.70% 7.25%
 Weighted-average expected long-term rate of return on assets 9.00% 9.00% 9.00%

   Costs for each of the three years ended September 30, 2001 for the Company's U.S. defined benefit plan were as follows (in thousands):

                                                   2001     2000     1999
                                                  -------  -------  -------
    Interest cost on projected benefit obligation $ 3,895  $ 3,756  $ 3,589
    Expected return on plan assets...............  (4,521)  (4,268)  (4,142)
    Net amortization and deferral................                       520
                                                  -------  -------  -------
    Net pension benefit.......................... $  (626) $  (512) $   (33)
                                                  =======  =======  =======

Foreign Benefit Plans

   The Company sponsors defined benefit plans that cover substantially all employees in Canada and the United Kingdom. Effective July 1, 2000, a defined contribution component was added to the Canadian pension plan and active members were permitted to elect to participate in either the defined benefit or defined contribution component of the plan. The plan conversion resulted in a settlement of the projected benefit obligation for members who elected to transfer their benefits entitlement to the defined contribution component

                              BJ SERVICES COMPANY
of the plan and a settlement gain of $1.5 million was recognized in other income for the year ended September 30, 2000. The Company's contributions to the Canadian defined contribution plan were $1.7 million and $.3 million in 2001 and 2000, respectively. The funded status of the Company's international plans at September 30, 2001 and 2000 was as follows (in thousands):

                                                              2001      2000
                                                             -------  --------
Actuarial present value of:
   Vested benefit obligation................................ $48,404  $ 48,788
                                                             =======  ========
   Accumulated benefit obligation........................... $48,587  $ 48,850
                                                             =======  ========
Projected benefit obligation................................ $56,648  $ 54,622
Plan assets at fair value...................................  51,818    64,776
                                                             -------  --------
Plan assets less (greater) than projected benefit obligation   4,830   (10,154)
Unrecognized (loss) gain....................................  (4,445)   10,198
Unrecognized transition asset, net of amortization..........      17        19
Unrecognized prior service cost.............................    (108)     (130)
                                                             -------  --------
Net pension liability (asset)............................... $   294  $    (67)
                                                             =======  ========

   The following is a reconciliation of the benefit obligation and plan assets of the Company's international defined benefit plans (in thousands):

                                                2001     2000
                                              --------  -------
Change in benefit obligation
Defined benefit obligation, beginning of year $ 54,622  $61,519
Service cost.................................    3,134    3,834
Interest cost................................    3,544    3,844
Actuarial gain...............................   (3,220)  (1,762)
Benefits paid from plan assets...............   (1,921)  (2,039)
Contributions by plan participants...........    1,319    1,712
Settlement on conversion.....................            (8,075)
Foreign currency exchange rate change........     (830)  (4,411)
                                              --------  -------
Defined benefit obligation, end of year...... $ 56,648  $54,622
                                              ========  =======
                                                2001     2000
                                              --------  -------
Change in plan assets
Fair value of plan assets, beginning of year. $ 64,776  $65,311
Actual (loss) return on plan assets..........  (11,992)  10,219
Company contributions........................    2,407    2,552
Contributions by plan participants...........    1,319    1,720
Benefits paid from plan assets...............   (1,921)  (2,039)
Funding of defined contribution plan.........   (1,729)
Settlement of assets on conversion...........            (8,257)
Foreign currency exchange rate change........   (1,042)  (4,730)
                                              --------  -------
Fair value of plan assets, end of year....... $ 51,818  $64,776
                                              ========  =======

                              BJ SERVICES COMPANY

   Assumptions used in accounting for the Company's international defined benefit pension plans were as follows:

       Weighted-average discount rate.............................. 5-7%
       Weighted-average rate of increase in future compensation.... 2-5%
       Weighted-average expected long-term rate of return on assets 2-9%

   Combined costs for the Company's international defined benefit plans for the three years ended September 30, 2001 were as follows (in thousands):

                                                    2001     2000      1999
                                                   -------  -------  --------
 Net periodic pension cost:
    Service cost for benefits earned.............. $ 3,134  $ 3,834  $  5,478
    Interest cost on projected benefit obligation.   3,544    3,844     3,860
    Expected return on plan assets................  (5,716)  (7,459)  (11,387)
    Recognized gain on settlement.................     (10)  (1,454)
    Net amortization and deferral.................     183    3,289     7,309
                                                   -------  -------  --------
 Net pension cost................................. $ 1,135  $ 2,054  $  5,260
                                                   =======  =======  ========

Postretirement Benefit Plans

   The Company sponsors plans that provide certain health care and life insurance benefits for retired employees (primarily U.S.) who meet specified age and service requirements, and their eligible dependents. These plans are unfunded and the Company retains the right, subject to existing agreements, to modify or eliminate them.

   The Company's postretirement medical benefit plan provides credits based on years of service that can be used to purchase coverage under the active employee plans. This plan effectively caps the Company's health care inflation rate at a 4% increase per year. The 1995 reduction in the accumulated postretirement benefit obligation of approximately $5.7 million due to this cap was amortized over the average period of future service to the date of full eligibility for such postretirement benefits of the active employees. The amount was fully amortized as of September 30, 2000.

   Net periodic postretirement benefit costs for the three years ended September 30, 2001 included the following components (in thousands):

                                                                   2001    2000    1999
                                                                  ------  ------  ------
Service cost for benefits attributed to service during the period $1,546  $1,392  $1,786
Interest cost on accumulated postretirement benefit obligation...  1,787   1,615   1,532
Amortization of prior service costs..............................           (599)   (894)
Amortization of cumulative unrecognized net gain.................   (536)   (546)
                                                                  ------  ------  ------
Net periodic postretirement benefit cost......................... $2,797  $1,862  $2,424
                                                                  ======  ======  ======

                              BJ SERVICES COMPANY

   The actuarial and recorded liabilities for these postretirement benefits were as follows at September 30, 2001 and 2000 (in thousands):

                                                         2001    2000
                                                        ------- -------
         Accumulated postretirement benefit obligation:
            Retirees................................... $ 6,299 $ 6,687
            Fully eligible active plan participants....   4,295   2,681
            Other active plan participants.............  18,930  14,345
                                                        ------- -------
                                                         29,524  23,713
         Unrecognized cumulative net gain..............   1,277   6,436
                                                        ------- -------
         Accrued postretirement benefit liability...... $30,801 $30,149
                                                        ======= =======

   The following provides a reconciliation of the benefit obligation and plan assets (in thousands):

                                                           2001     2000
                                                          -------  -------
     Change in benefit obligation
     Postretirement benefit obligation, beginning of year $23,713  $22,822
     Service cost........................................   1,546    1,392
     Interest cost.......................................   1,787    1,615
     Actuarial (gain) loss...............................   4,624     (472)
     Benefits paid.......................................  (2,146)  (1,644)
                                                          -------  -------
     Postretirement benefit obligation, end of year...... $29,524  $23,713
                                                          =======  =======

   The accumulated postretirement benefit obligation at September 30, 2001 and 2000 was determined using a discount rate of 6.87% and 7.70%, respectively, and a health care cost trend rate of 4%, reflecting the cap described above. Increasing the assumed health care cost trend rates by one percentage point would not have a material impact on the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost because these benefits are effectively capped by the Company.

11. Commitments and Contingencies

   The Company, through performance of its service operations, is sometimes named as a defendant in litigation, usually relating to claims for bodily injuries or property damage (including claims for well or reservoir damage). The Company maintains insurance coverage against such claims to the extent deemed prudent by management. The Company believes there are no existing claims of a potentially material adverse nature for which it has not already provided appropriate accruals.
   Federal, state and local laws and regulations govern the Company's operation of underground fuel storage tanks. Rather than incur additional costs to restore and upgrade tanks as required by regulations, management has opted to remove the existing tanks. The Company has completed the removal of these tanks and has remedial cleanups in progress related to the tank removals. In addition, the Company is conducting environmental investigations and remedial actions at current and former company locations and, along with other companies, is currently named as a potentially responsible party at five, third-party owned waste disposal sites. An accrual of approximately $5 million has been established for such environmental matters, which is management's best estimate of the Company's portion of future costs to be incurred. Insurance is also maintained for environmental liabilities in amounts which the Company's management believes are reasonable based on its knowledge of potential exposures.

                              BJ SERVICES COMPANY

   In December 1999, the Company completed a transaction involving the transfer of certain pumping service equipment assets and received $120.0 million that was used to pay outstanding bank debt. The equipment is used to provide services to customers and the Company pays a service fee over a period of at least six, but not more than 13 years. The transaction generated a deferred gain, included in other long-term liabilities, of approximately $63 million, which is being amortized over 13 years. The balance of the deferred gain was $52.6 million and $57.4 million as of September 30, 2001 and 2000, respectively.

   In 1997, the Company completed a transaction involving the transfer of certain pumping service equipment assets. The Company received $100.0 million that was used to pay outstanding bank debt. The equipment is used to provide services to the Company's customers for which the Company pays a service fee over a period of at least eight, but not more than 14 years. The transaction generated a deferred gain of approximately $38 million, which is being amortized over 12 years. The balance of the deferred gain was $21.5 million and $25.4 million as of September 30, 2001 and 2000, respectively.

   Lease and Other Long-Term Commitments: At September 30, 2001, the Company had long-term operating leases and service fee commitments covering certain facilities and equipment, as well as other long-term commitments, with varying expiration dates. Minimum annual commitments for the years ended September 30, 2002, 2003, 2004, 2005 and 2006 are $43.7 million, $37.9 million, $35.9 million, $35.3 million and $32.9 million, respectively and $104.1 million in the aggregate thereafter.

12. Supplemental Financial Information

   Supplemental financial information for the three years ended September 30, 2001 is as follows (in thousands):

                                                      2001    2000      1999
                                                     ------- -------  --------
Consolidated Statement of Operations:
 Research and development expense................... $14,327 $10,943  $ 10,573
 Rent expense.......................................  60,700  56,235    46,871
 Net foreign exchange (gain) loss...................   1,001  (1,625)      (68)
Consolidated Statement of Cash Flows:
 Income taxes paid.................................. $31,359 $23,725  $ 15,571
 Interest paid......................................  11,261  20,368    31,835
 Details of acquisitions:
   Fair value of assets acquired....................  18,907   3,711   112,276
   Liabilities assumed..............................  14,612     471    38,834
   Goodwill.........................................  14,274
   Cash paid for acquisitions, net of cash acquired.  18,569   3,240    73,442

   Other income (expense), net for the three years ended September 30, 2001 is summarized as follows (in thousands):

                                                   2001     2000     1999
                                                  -------  -------  -------
   Rental income................................. $   158  $ 1,395  $   114
   Loss on sales of assets, net..................     (41)  (1,451)    (147)
   Minority interest.............................  (6,803)  (3,263)  (2,585)
   Non-operating net foreign exchange gain (loss)     240      (26)      35
   Dividend income...............................                     2,197
   Gain on pension settlement....................            1,454
   Gain on sale of equity investment.............  12,941
   (Loss)Income from equity method investments...  (2,010)     172      145
   Accelerated recognition of debt issuance costs  (1,693)
   Other, net....................................     884      169      854
                                                  -------  -------  -------
   Other income (expense), net................... $ 3,676  $(1,550) $   613
                                                  =======  =======  =======

                              BJ SERVICES COMPANY

   Accumulated other comprehensive income (loss) consists of the following (in thousands):

                              Minimum Pension          Cumulative
                            Liability Adjustment Translation Adjustment  Total
                            -------------------- ---------------------- -------
Balance, September 30, 1998       $(5,976)              $13,395         $ 7,419
Changes....................         3,090                (5,585)         (2,495)
                                  -------               -------         -------
Balance, September 30, 1999        (2,886)                7,810           4,924
Changes....................           505                  (888)           (383)
                                  -------               -------         -------
Balance, September 30, 2000        (2,381)                6,922           4,541
Changes....................        (5,994)               (2,180)         (8,174)
                                  -------               -------         -------
Balance, September 30, 2001       $(8,375)              $ 4,742         $(3,633)
                                  =======               =======         =======

   The tax effects allocated to each component of other comprehensive income may be summarized as follows (in thousands):

                                                            Tax
                                              Before-Tax (Expense) Net-of-Tax
                                                Amount    Benefit    Amount
                                              ---------- --------- ----------
  Year Ended September 30, 1999:
     Foreign currency translation adjustment.  $ (5,585)            $(5,585)
     Minimum pension liability adjustment....     4,754   $(1,664)    3,090
                                               --------   -------   -------
     Other comprehensive income..............  $   (831)  $(1,664)  $(2,495)
                                               ========   =======   =======
  Year Ended September 30, 2000:
     Foreign currency translation adjustment.  $   (888)            $  (888)
     Minimum pension liability adjustment....       777   $  (272)      505
                                               --------   -------   -------
     Other comprehensive income..............  $   (111)  $  (272)  $  (383)
                                               ========   =======   =======
  Year Ended September 30, 2001:
     Foreign currency translation adjustment.  $ (2,180)            $(2,180)
     Minimum pension liability adjustment....    (9,222)  $ 3,228    (5,994)
                                               --------   -------   -------
     Other comprehensive income..............  $(11,402)  $ 3,228   $(8,174)
                                               ========   =======   =======

13. Employee Stock Plans

   Stock Option Plans: The Company's 1990 Stock Incentive Plan, 1995 Incentive Plan, 1997 Incentive Plan, and 2000 Incentive Plan (the "Plans") provide for the granting of options for the purchase of the Company's common stock ("Common Stock") and other performance based awards to officers, key employees and nonemployee directors. Options vest over three or four-year periods and are exercisable for periods ranging from one to ten years. An aggregate of 23,962,454 shares of Common Stock has been reserved for grants, of which 8,298,882 were available for future grants at September 30, 2001.

                              BJ SERVICES COMPANY

   A summary of the status of the Company's stock option activity and related information for each of the three years ended September 30, 2001 is presented below (in thousands, except per share prices):

                                                2001                   2000                  1999
                                       ---------------------- ---------------------- ---------------------
                                                 Weighted-              Weighted-             Weighted-
                                                  Average                Average               Average
                                       Shares  Exercise Price Shares  Exercise Price Shares Exercise Price
                                       ------  -------------- ------  -------------- ------ --------------
Outstanding at beginning of year......  4,952      $ 8.38      8,776      $ 8.17     5,776      $8.32
Granted...............................  1,341       30.09        152       17.78     4,046       7.37
Exercised............................. (1,738)       7.57     (3,864)       8.26      (936)      5.39
Forfeited.............................   (131)      13.35       (112)       8.79      (110)      9.01
                                       ------                 ------                 -----
Outstanding at end of year............  4,424       15.16      4,952        8.39     8,776       8.18
                                       ======                 ======                 =====
Options exercisable at year-end.......  1,461      $11.82      1,810      $ 8.33     4,286      $7.71
Weighted-average fair value of options
  granted during the year.............             $16.82                 $10.20                $5.58

   The following table summarizes information about stock options outstanding as of September 30, 2001 (in thousands, except per share prices and remaining life):

                                  Options Outstanding              Options Exercisable
                        ---------------------------------------- -----------------------
                               Weighted-Average
                                  Remaining     Weighted-Average        Weighted-Average
Range of Exercise Price Shares Contractual Life  Exercise Price  Shares  Exercise Price
----------------------- ------ ---------------- ---------------- ------ ----------------
    $ 4.50 - 10.78..... 2,416        6.9             $ 7.03        705       $ 6.93
     10.79 - 21.56.....   695        5.8              15.23        660        15.12
     21.57 - 30.60..... 1,313        6.3              30.08         96        25.06
                        -----                                    -----
                        4,424        6.6              15.16      1,461        11.82
                        =====                                    =====

   SFAS 123 encourages, but does not require, companies to record compensation cost for employee stock-based compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes model or the binomial model. Because of the inexact and subjective nature of deriving stock option values using these methods, the Company has adopted the disclosure-only provisions of SFAS 123 and continues to account for stock-based compensation as it has in the past using the intrinsic value method prescribed in APB 25. Accordingly, no compensation expense has been recognized for the Company's employee stock option plans. Had compensation cost for the employee stock option plans been determined based on the fair value at the grant date for awards issued in 2001, 2000 and 1999 consistent with the provisions of SFAS 123, the Company's net earnings and diluted earnings per share would have been reduced by $9.1 million or $.05 per share, $6.4 million or $.04 per share and $6.0 million or $.04 per share in 2001, 2000 and 1999, respectively. As this calculation does not consider the effect of awards issued prior to 1996, it may not be representative of the effects on pro forma net income in future years. The pro forma fair value of options at the date of grant was estimated using the Black-Scholes model and the following assumptions:

                                                        2001    2000   1999
                                                       ------  ------  -----
   Expected life (years)..............................    4.8     5.0    7.9
   Interest rate......................................    3.6%    5.8%   6.2%
   Volatility.........................................   63.0%   64.2%  65.4%
   Dividend yield.....................................      0       0      0
   Weighted-average fair value per share at grant date $16.82  $10.20  $5.58

                              BJ SERVICES COMPANY

   Stock Purchase Plan: The Company's 1990 Employee Stock Purchase Plan and 1999 Employee Stock Purchase Plan (together, the "Purchase Plan") allow all employees to purchase shares of the Company's Common Stock at 85% of market value on the first or last business day of the twelve-month plan period beginning each October, whichever is lower. Purchases are limited to 10% of an employee's regular pay. A maximum aggregate of 8,558,124 shares has been reserved under the Purchase Plan, 5,606,156 of which were available for future purchase at September 30, 2001. In October 2001, 242,960 shares were purchased at $15.12 per share and in October 2000, 393,844 shares were purchased at $13.52 per share. Had compensation cost for the stock purchase plan been determined consistent with the provisions of SFAS 123 the Company's net earnings and diluted earnings per share would have been reduced by $1.0 million or $.01 per share, $1.6 million or $.01 per share and $1.4 million or $.01 per share in 2001, 2000 and 1999, respectively. The pro forma value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions; no dividend yield; an expected life of one year; expected volatility of 63.0% in 2001, 64.2% in 2000 and 65.4% in 1999; and a risk-free interest rate of 1.96% in 2001, 6.16% in 2000 and 4.99% in 1999. The weighted-average fair value per share of these purchase rights granted in 2001, 2000 and 1999 was $6.52, $6.11, and $3.12, respectively.

   Stock Incentive Plan: Pursuant to the terms of the 1990 Stock Incentive Plan and 1997 Stock Incentive Plan, from 1993 through 2000 the Company granted a total of 1,767,814 Performance Units ("Units") to its officers. Each Unit represents the right to receive from the Company at the end of a stipulated period one unrestricted share of Common Stock, contingent upon achievement of certain financial performance goals over the stipulated period. Should the Company fail to achieve the specific financial goals as set by the Executive Compensation Committee of the Board of Directors, the Units are canceled and the related shares revert to the Company for reissuance under the plan. The aggregate fair market value of the underlying shares granted under this plan is considered unearned compensation at the time of grant and is adjusted annually based on the current market price for the Common Stock. Compensation expense is determined based on management's current estimate of the likelihood of meeting the specific financial goals and expensed ratably over the stipulated period. Between April 1995 and November 2000, a total of 1,061,730 Units were converted into Common Stock and issued to officers, 50,990 Units were deferred for later issuance and 371,192 Units were canceled. Of the 50,990 deferred Units, all but 5,074 were converted into Common Stock as of September 30, 2001. As of September 30, 2001, there were 288,976 Units outstanding.

14. Stockholders' Equity

   Stockholder Rights Plan: The Company has a Stockholder Rights Plan (the "Rights Plan") designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of its stockholders. Under this plan, each outstanding share of Common Stock includes one-quarter of a preferred share purchase right ("Right") that becomes exercisable under certain circumstances, including when beneficial ownership of the Common Stock by any person, or group, equals or exceeds 15% of the Company's outstanding Common Stock. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $150, subject to adjustment under certain circumstances. Upon the occurrence of certain events specified in the Rights Plan, each holder of a Right (other than an Acquiring Person) will have the right, upon exercise of such Right, to receive that number of shares of Common Stock of the Company (or the surviving corporation) that, at the time of such transaction, would have a market price of two times the purchase price of the Right. No shares of Series A Junior Participating Preferred Stock have been issued by the Company at September 30, 2001. The Rights were proportionately adjusted to reflect the effects of the February 1998 and May 2001 stock splits.

   Stock Purchase Warrants: In connection with the acquisition of Western in 1995, the Company issued 4,800,037 stock purchase warrants ("Warrants"). The Warrants were issued April 14, 1995 at an initial value of

                              BJ SERVICES COMPANY

$5.00 per Warrant. Subsequent to the February 1998 stock split, each Warrant represented the right to purchase two shares of Common Stock at an exercise price of $15 per share, until the expiration date of April 13, 2000. A total of 4,787,852 Warrants were exercised before their expiration date, leaving 8,224 issued and outstanding Warrants that expired unexercised. Exercise of the Warrants resulted in the issuance of 19,151,408 shares of Common Stock.

   Stock Split: At a special meeting on May 10, 2001, the Company's stockholders approved an amendment to the Company's charter increasing the number of authorized shares of Common Stock from 160 million to 380 million shares. This allowed the Company to effect a 2 for 1 stock split (in the form of a dividend) previously authorized by the Board of Directors on March 22, 2001. The distribution on May 31, 2001 increased the number of shares outstanding from 82,283,861 to 164,567,722. All share and per share data, including stock option and stock purchase plan information have been restated to reflect the stock split.

   Treasury Stock: In December 1997, the Board of Directors approved a share repurchase program authorizing purchases of up to $150 million of Common Stock at the discretion of the Company's management. The Board subsequently increased the authorized amount to $300 million in May 1998, to $450 million in September 2000, and again to $600 million in July 2001. Subsequent to September 30, 2001, the Board of Directors approved an increase in the authorized amount to $750 million. Under this program, the Company repurchased 12,792,800 shares at a cost of $219.4 million through fiscal 2000 and 7,014,200 shares at a cost of $177.5 million during fiscal 2001. In October 1999, the Company reissued 8,055,944 shares of treasury stock through a private placement with certain financial institutions. The proceeds from the private placement of $144.0 million were used to pay down outstanding debt. The Company also entered into privately negotiated option agreements pursuant to which it repurchased an equivalent number of shares in April 2000 for a total of $149.0 million. The Company utilized proceeds of $143.5 million from the exercise of Warrants to fund the purchase.

15. Quarterly Financial Data (Unaudited)

                           First   Second    Third   Fourth   Fiscal Year
                          Quarter  Quarter  Quarter  Quarter     Total
                          -------- -------- -------- -------- -----------
                             (in thousands, except per share amounts)
      Fiscal Year 2001:
      Revenue............ $489,678 $549,661 $579,839 $614,342 $2,233,520
      Gross profit(1)....  134,466  163,041  189,083  192,940    679,530
      Net income.........   63,463   80,752  104,809  100,235    349,259
      Earnings per share:
         Basic...........      .39      .49      .64      .62       2.13
         Diluted.........      .38      .48      .63      .61       2.09

      Fiscal Year 2000:
      Revenue............ $354,820 $390,755 $371,294 $438,520 $1,555,389
      Gross profit(1)....   67,325   80,517   71,883   98,287    318,012
      Net income.........   20,462   29,324   25,908   42,282    117,976
      Earnings per share:
         Basic...........      .14      .19      .16      .25        .74
         Diluted.........      .12      .17      .15      .25        .70

--------
(1) Represents revenue less cost of sales and services and research and engineering expenses.

ITEM 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

   None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

   Information concerning the directors of the Company is set forth in the section entitled "Election of Directors" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 24, 2002, which section is incorporated herein by reference. For information regarding executive officers of the Company, see page 11 hereof. Information concerning compliance with Section 16(a) of the Exchange Act is set forth in the section entitled "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 24, 2002, which section is incorporated herein by reference.

ITEM 11. Executive Compensation

   Information for this item is set forth in the sections entitled "Election of Directors", "Executive Compensation" and "Severance Agreements" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 24, 2002, which sections are incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

   Information for this item is set forth in the sections entitled "Voting Securities" and "Election of Directors" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 24, 2002, which sections are incorporated herein by reference.

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

                                                                                        Page in
                                                                                         this
                                                                                       Form 10-K
                                                                                       ---------
Report of Independent Auditors........................................................    25
Consolidated Statement of Operations for the years ended September 30, 1999, 2000 and
  2001................................................................................    26
Consolidated Statement of Financial Position as of September 30, 2000 and 2001........    27
Consolidated Statement of Stockholders' Equity for the years ended September 30, 1999,
  2000 and 2001.......................................................................    29
Consolidated Statement of Cash Flows for the years ended September 30, 1999, 2000 and
  2001................................................................................    30
Notes to Consolidated Financial Statements............................................    31

      (2) Financial Statement Schedules:

Schedule                                    Page
 Number       Description of Schedule      Number
--------      -----------------------      ------
   II    Valuation and Qualifying Accounts   57

          All other financial statement schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported is included in the consolidated financial statements and notes thereto.

   (b) The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 2001.

      (3) Exhibits:

Exhibit
Number                                         Description of Exhibit
------                                         ----------------------

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

Exhibit
Number                                         Description of Exhibit
------                                         ----------------------

   3.2  Certificate of Amendment to Certificate of Incorporation, dated January 22, 1998 (filed as Exhibit
        3.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 and incorporated herein by reference).

   3.3  Certificate of Amendment to Certificate of Incorporation, dated May 10, 2001 (filed as Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

   3.4  Certificate of Designation of Series A Junior Participating Preferred Stock, as amended (filed as
        Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

   3.5  Amended and Restated Bylaws, as of September 27, 2001 (filed as Exhibit 3.5 to the Company's
        Form 8-A/A with respect to the Company's preferred share purchase rights and incorporated herein by reference)

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

   4.4  Indenture among the Company, BJ Services Company, U.S.A., BJ Services Company Middle East,
        BJ Service International, Inc. and Bank of Montreal Trust Company, Trustee, dated as of February 1,
        1996, which includes the form of 7% Notes due 2006 and Exhibits thereto (filed as Exhibit 4.1 to the
        Company's Registration Statement on Form S-4 (Reg. No. 333-02287) and incorporated herein by reference).

   4.5  First Supplemental Indenture, dated as of July 24, 2001, among the Company, BJ Services Company,
        U.S.A., BJ Services Company Middle East, BJ Service International, Inc. and The Bank of New
        York, as Trustee (filed as Exhibit 4.5 to the Company's Form 8-A/A with respect to the Company's preferred share purchase rights and incorporated herein by reference).

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

 +10.3  1990 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.1 to the Company's
        Registration Statement on Form S-8 (Reg. No. 33-62098) and incorporated herein by reference).

 +10.4  Amendment effective December 12, 1996, to 1990 Stock Incentive Plan, as amended and restated
        (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended September
        30, 1996, and incorporated herein by reference).

 +10.5  Amendment effective July 22, 1999 to 1990 Stock Incentive Plan (filed as Exhibit 10.24 to the
        Company's Annual Report on Form 10-K for the year ended September 30, 1999, and incorporated herein by reference).

Exhibit
Number                                       Description of Exhibit
------                                       ----------------------

  +10.6 Amendment effective January 27, 2000 to 1990 Stock Incentive Plan (filed as Appendix A to the
        Company's Proxy Statement dated December 20, 1999 and incorporated herein by reference).

  +10.7 BJ Services Company 1995 Incentive Plan (filed as Exhibit 4.5 to the Company's Registration
        Statement on Form S-8 (Reg. No. 33-58637) and incorporated herein by reference).

  +10.8 Amendments effective January 25, 1996, and December 12, 1996, to BJ Services Company 1995
        Incentive Plan (filed as Exhibit 10.9 to the Company's Annual Report on form 10-K for the year ended September 30, 1996, and incorporated herein by reference).

  +10.9 Amendment effective July 22, 1999 to BJ Services Company 1995 Incentive Plan (filed as Exhibit
        10.25 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999, and incorporated herein by reference).

 +10.10 Amendment effective January 27, 2000 to BJ Services Company 1995 Incentive Plan (filed as
        Appendix B to the Company's Proxy Statement dated December 20, 1999 and incorporated herein by reference).

 +10.11 Amendment effective May 10, 2001 to BJ Services Company 1995 Incentive Plan (filed as
        Appendix B to the Company's Proxy Statement dated April 10, 2001 and incorporated herein by reference).

+*10.12 Eighth Amendment effective October 15, 2001 to BJ Services Company 1995 Incentive Plan.

 +10.13 1997 Incentive Plan (filed as Appendix B to the Company's Proxy Statement dated December 22,
        1997 and incorporated herein by reference).

 +10.14 Amendment effective July 22, 1999 to 1997 Incentive Plan (filed as Exhibit 10.26 to the Company's
        Annual Report on Form 10-K for the year ended September 30, 1999, and incorporated herein by reference).

 +10.15 Amendment effective January 27, 2000 to 1997 Incentive Plan (filed as Appendix C to the
        Company's Proxy Statement dated December 20, 1999 and incorporated herein by reference).

 +10.16 Amendment effective May 10, 2001 to 1997 Incentive Plan (filed as Appendix C to the Company's
        Proxy Statement dated April 10, 2001 and incorporated herein by reference).

+*10.17 Fifth Amendment effective October 15, 2001 to 1997 Incentive Plan.

 +10.18 1999 Employee Stock Purchase Plan (filed as Appendix A to the Company's Proxy Statement dated
        December 21, 1998 and incorporated herein by reference).

+*10.19 Amendment effective September 23, 1999 to BJ Services Company 1999 Employee Stock Purchase
        Plan.

+*10.20 Second Amendment effective September 1, 2001 to BJ Services Company 1999 Employee Stock
        Purchase Plan.

 +10.21 BJ Services Company 2000 Incentive Plan (filed as Appendix B to the Company's Proxy Statement dated December 20, 2000 and incorporated herein by reference).

 +10.22 First Amendment effective March 22, 2001 to BJ Services Company 2000 Incentive Plan (filed as
        Exhibit 10.2 to the Company's Registration Statement on Form S-8 (Reg. No. 333-73348) and
        incorporated herein by reference).

 +10.23 Second Amendment effective May 10, 2001 to BJ Services Company 2000 Incentive Plan (filed as
        Appendix D to the Company's Proxy Statement dated April 10, 2001 and incorporated herein by reference).

+*10.24 Third Amendment effective October 15, 2001 to BJ Services Company 2000 Incentive Plan.

Exhibit
Number                                       Description of Exhibit
------                                       ----------------------

 +10.25 BJ Services Supplemental Executive Retirement Plan effective October 1, 2000 (filed as Exhibit
        10.15 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 and incorporated herein by reference).

 +10.26 Key Employee Security Option Plan (filed as Exhibit 10.14 to the Company's Annual Report on
        Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

+*10.27 Directors' Benefit Plan, effective December 7, 2000.

 +10.28 BJ Services Deferred Compensation Plan, as amended and restated effective October 1, 2000 (filed as Exhibit 10.29 to the Company's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

 +10.29 Form of Amended and Restated Executive Severance Agreement between BJ Services Company and certain executive officers (filed as Exhibit 10.28 to the Company's Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference).

 *10.30 Credit Agreement, dated as of June 27, 2001 among the Company, the lenders from time to time party thereto, Royal Bank of Canada and The Bank of New York, as Co-Syndication Agents, The
        Royal Bank of Scotland plc and Bank One, N.A., as Co-Documentation Agents, and Bank of
        America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

 *10.31 Form of Revolving Loan Note and Swing Line Note pursuant to the Credit Agreement.

 *10.32 364-Day Credit Agreement, dated as of June 27, 2001 among the Company, the lenders from time to time party thereto, Royal Bank of Canada and The Bank of New York, as Co-Syndication Agents,
        The Royal Bank of Scotland plc and Bank One, N.A. as Co-Documentation Agents, and Bank of
        America, N.A., as Administrative Agent.

 *10.33 Form of Promissory Note pursuant to the 364-Day Credit Agreement.

  10.34 Trust Indenture and Security Agreement dated as of August 7, 1997 among First Security Bank,
        National Association, BJ Services Equipment, L.P. and State Street Bank and Trust Company, as
        Indenture Trustee (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the
        year ended September 30, 1997 and incorporated herein by reference).

  10.35 Indenture Supplement No. 1 dated as of August 8, 1997 between First Security Bank, as
        Nonaffiliated Partner Trustee, and BJ Services Equipment, L.P., and State Street Bank and Trust
        Company, as Indenture Trustee (filed as Exhibit 10.17 to the Company's Annual Report on Form
        10-K for the year ended September 30, 1997 and incorporated herein by reference).

  10.36 Amended and Restated Agreement of Limited Partnership dated as of August 7, 1997 of BJ Services
        Equipment, L.P (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

  10.37 Trust Indenture and Security Agreement dated as of December 15, 1999 among First Security Trust
        Company of Nevada, BJ Services Equipment II, L.P. and State Street Bank and Trust Company, as
        Indenture Trustee (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated
        December 15, 1999 and incorporated herein by reference).

  10.38 Amended and Restated Agreement of Agreement of Limited Partnership dated as of December 15,
        1999 of BJ Services Equipment II, L.P. (filed as Exhibit 10.2 to the Company's Current Report on
        Form 8-K dated December 15, 1999 and incorporated herein by reference).

  *21.1 Subsidiaries of the Company.

  *23.1 Consent of Deloitte & Touche LLP.

--------
* Filed herewith.
+ Management contract or compensatory plan or arrangement.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BJ SERVICES COMPANY

                                         By       /s/ J.W. STEWART
                                           -------------------------------------
                                                      J.W. Stewart
                                           President and Chief Executive Officer

Date: December 18, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                        Title                     Date
         ---------                        -----                     ----

      /S/ J.W. STEWART      Chairman of the Board, President, December 18, 2001
 --------------------------   and Chief Executive Officer
        J.W. Stewart          (Principal Executive Officer)

    /S/ MICHAEL MCSHANE     Senior Vice President--Finance,   December 18, 2001
 --------------------------   Chief Financial Officer and
      Michael McShane         Director (Principal Financial
                              Officer)

      /s/ JAMES HORSCH      Controller (Principal Accounting  December 18, 2001
 --------------------------   Officer)
        James Horsch

 /S/ L. WILLIAM HEILIGBRODT Director                          December 18, 2001
 --------------------------
   L. William Heiligbrodt

      /S/ JOHN R. HUFF      Director                          December 18, 2001
 --------------------------
        John R. Huff

     /S/ DON D. JORDAN      Director                          December 18, 2001
 --------------------------
       Don D. Jordan

      /S/ R.A. LEBLANC      Director                          December 18, 2001
 --------------------------
        R.A. LeBlanc

   /S/ MICHAEL E. PATRICK   Director                          December 18, 2001
 --------------------------
     Michael E. Patrick

     /S/ JAMES L. PAYNE     Director                          December 18, 2001
 --------------------------
       James L. Payne

                              BJ SERVICES COMPANY

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended September 30, 1999, 2000 and 2001
                                (in thousands)


                                                                   Additions
                                                             -------------------
                                                  Balance at            Charged to              Balance at
                                                  Beginning  Charged to   Other                   End of
                                                  of Period   Expense    Accounts   Deductions    Period
                                                  ---------- ---------- ----------  ----------  ----------
YEAR ENDED SEPTEMBER 30, 1999
Allowance for doubtful accounts receivable.......  $ 9,090     $3,301    $10,344(3)  $ 2,163(1)  $20,572
Reserve for inventory obsolescence and adjustment    8,451      1,749      1,831(3)    2,356(2)    9,675

YEAR ENDED SEPTEMBER 30, 2000
Allowance for doubtful accounts receivable.......  $20,572     $4,325    $ 1,154(3)  $14,506(1)  $11,545
Reserve for inventory obsolescence and adjustment    9,675      1,107        215(3)    1,776(2)    9,221

YEAR ENDED SEPTEMBER 30, 2001
Allowance for doubtful accounts receivable.......  $11,545     $6,167    $           $ 7,336(1)  $10,376
Reserve for inventory obsolescence and adjustment    9,221      1,779         38       2,382(2)    8,656

--------
(1) Deductions in the allowance for doubtful accounts principally reflect the write-off of previously reserved accounts.
(2) Deductions in the reserve for inventory obsolescence and adjustment principally reflect the sale or disposal of related inventory.
(3) Additions to the reserve principally resulting from acquisitions of businesses.