Form 10-Q
period 2001-12-31
BJ SERVICES CO
filed 2002-02-14
CIK 864328

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended December 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES  X    NO ___
                                       ---

There were 156,470,712 shares of the registrant's common stock, $.10 par value, outstanding as of February 8, 2002.

--------------------------------------------------------------------------------

                              BJ SERVICES COMPANY



                                     INDEX

PART I - FINANCIAL INFORMATION:

  Item 1. Financial Statements

     Consolidated Condensed Statement of Operations (Unaudited) - Three
          months ended December 31, 2001 and 2000                                                     3

     Consolidated Condensed Statement of Financial Position -
          December 31, 2001 (Unaudited) and September 30, 2001                                        4

     Consolidated Statement of Stockholders' Equity (Unaudited) -
          Three months ended December 31, 2001                                                        5

     Consolidated Condensed Statement of Cash Flows (Unaudited) -
          Three months ended December 31, 2001 and 2000                                               6

     Notes to Unaudited Consolidated Condensed Financial Statements                                   7

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                                  11

  Item 3. Quantitative and Qualitative Disclosures About Market Risk                                 18

PART II - OTHER INFORMATION                                                                          19

                                    PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements

                                 BJ SERVICES COMPANY
          CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                   (In thousands, except per share amounts)



                                                  Three Months Ended
                                                     December 31,
                                                   2001         2000
                                                 --------     --------
Revenue                                          $510,061     $489,678
Operating expenses:
  Cost of sales and services                      364,363      347,319
  Research and engineering                          8,814        7,893
  Marketing                                        15,784       14,131
  General and  administrative                      16,016       15,900
  Goodwill amortization                                          3,374
                                                 --------     --------
  Total operating expenses                        404,977      388,617
                                                 --------     --------
Operating income                                  105,084      101,061
Interest expense                                   (1,896)      (4,044)
Interest income                                       374          403
Other income (expense) - net                         (576)      (1,264)
                                                 --------     --------
Income before income taxes                        102,986       96,156
Income tax expense                                 36,045       32,693
                                                 --------     --------
Net income                                       $ 66,941     $ 63,463
                                                 ========     ========

Earnings per share:
  Basic                                          $    .42     $    .39
  Diluted                                        $    .42     $    .38

Weighted average shares outstanding:
  Basic                                           157,991      164,100
  Diluted                                         160,839      167,874

      See Notes to Unaudited Consolidated Condensed Financial Statements

                              BJ SERVICES COMPANY
            CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
                                (In thousands)

                                               December 31,     September 30,
                                                   2001              2001
                                               ------------     -------------
                                               (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                       $   44,013      $   84,103
 Receivables - net                                  396,673         475,715
 Inventories:
  Products                                           72,115          67,744
  Work in process                                     3,086           2,850
  Parts                                              67,525          64,544
                                                 ----------      ----------
   Total inventories                                142,726         135,138
 Deferred income taxes                               10,840          15,139
 Other current assets                                34,494          22,538
                                                 ----------      ----------
   Total current assets                             628,746         732,633
Property - net                                      704,166         676,445
Deferred income taxes                                52,433          79,526
Goodwill  - net                                     476,765         476,795
Other assets                                         23,439          19,968
                                                 ----------      ----------
                                                 $1,885,549      $1,985,367
                                                 ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                $  160,918      $  190,803
 Short-term borrowings and current
  portion of long-term debt                           4,057          13,976
 Accrued employee compensation and benefits          47,542          67,079
 Income and other taxes                              30,172          31,738
 Accrued insurance                                   10,100          10,593
 Other accrued liabilities                           73,742          75,409
                                                 ----------      ----------
  Total current liabilities                         326,531         389,598
Long-term debt                                       79,314          79,393
Deferred income taxes                                 3,436          10,172
Other long-term liabilities                         136,898         136,123
Stockholders' equity                              1,339,370       1,370,081
                                                 ----------      ----------
                                                 $1,885,549      $1,985,367
                                                 ==========      ==========

      See Notes to Unaudited Consolidated Condensed Financial Statements

                              BJ SERVICES COMPANY
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                      Accumulated
                                                     Capital                                          Other
                                            Common   In Excess  Treasury    Unearned       Retained   Comprehensive
                                            Stock    Of  Par    Stock       Compensation   Earnings   Income          Total
                                            -------  ---------  ---------   ------------   --------   -------------   ----------
                                                                               (in thousands)
Balance, September 30, 2001                 $17,376   $966,550  $(295,449)       $(4,891)  $690,128         $(3,633)  $1,370,081
Comprehensive income:
 Net income                                                                                  66,941
 Other comprehensive income, net of tax:
  Cumulative translation adjustments                                                                           (521)
Comprehensive income                                                                                                      66,420
Reissuance of treasury stock for:
 Stock options                                                      1,655                    (1,058)                         597
 Stock purchase plan                                                5,330                    (1,660)                       3,670
Treasury stock purchased                                         (102,125)                                              (102,125)
Recognition of unearned compensation                                                 727                                     727
                                            -------   --------  ---------   ------------   --------   -------------   ----------
Balance, December 31, 2001                  $17,376   $966,550  $(390,589)       $(4,164)  $754,351         $(4,154)  $1,339,370
                                            =======   ========  =========   ============   ========   =============   ==========

      See Notes to Unaudited Consolidated Condensed Financial Statements

                              BJ SERVICES COMPANY
          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (In thousands)

                                                    Three Months Ended
                                                        December 31,
                                                       2001       2000
                                                    ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $  66,941   $ 63,463
Adjustments to reconcile net income to cash
 provided by operating activities:
  Minority interest                                     1,502      1,599
  Amortization of unearned compensation                   727        870
  Depreciation and amortization                        24,438     25,500
  Deferred income taxes                                27,324     24,760
Changes in:
  Receivables                                          79,042    (39,826)
  Inventories                                          (7,588)    (6,376)
  Accounts payable                                    (29,885)     1,408
  Other current assets and liabilities                (37,887)     9,184
  Other - net                                          (4,326)       941
                                                    ---------   --------
       Net cash provided by operating activities      120,288     81,523

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                    (53,503)   (28,069)
Proceeds from disposal of assets                          981      6,701
                                                    ---------   --------
       Net cash used for investing activities         (52,522)   (21,368)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) borrowings - net          (9,998)    14,571
Proceeds from issuance of stock                         4,267      7,704
Purchase of treasury stock                           (102,125)   (81,019)
                                                    ---------   --------
       Net cash used for financing activities        (107,856)   (58,744)

Increase (decrease) in cash and cash equivalents      (40,090)     1,411
Cash and cash equivalents at beginning of period       84,103      6,472
                                                    ---------   --------
Cash and cash equivalents at end of period          $  44,013   $  7,883
                                                    =========   ========

      See Notes to Unaudited Consolidated Condensed Financial Statements

                              BJ SERVICES COMPANY
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 General

In the opinion of management, the unaudited consolidated condensed financial statements of BJ Services Company (the "Company") include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of its financial position and statement of stockholders' equity as of December 31, 2001, and its results of operations and cash flows for each of the three- month periods ended December 31, 2001 and 2000. The consolidated condensed statement of financial position at September 30, 2001 is derived from the September 30, 2001 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and cash flows for the three-month period ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

The following table presents information necessary to calculate earnings per share for the periods presented (in thousands except per share amounts):

                                                         Three Months Ended
                                                            December 31,
                                                             2001      2000
                                                         --------  --------
Net income                                               $ 66,941  $ 63,463
Weighted-average common shares outstanding                157,991   164,100
                                                         --------  --------
Basic earnings per share                                 $    .42  $    .39
                                                         ========  ========

Weighted-average common and dilutive potential common
 shares outstanding:
  Weighted-average common shares outstanding              157,991   164,100
  Assumed exercise of stock options                         2,848     3,774
                                                         --------  --------
                                                          160,839   167,874
                                                         --------  --------
Diluted earnings per share                               $    .42  $    .38
                                                         ========  ========

Note 3 Segment Information

The Company has three business segments: U.S./Mexico Pressure Pumping, International Pressure Pumping and Other Oilfield Services. The U.S./Mexico Pressure Pumping segment includes cementing services and stimulation services (consisting of fracturing, acidizing, sand control, nitrogen, coiled tubing and downhole tools services) provided throughout the United States and Mexico. The International Pressure Pumping segment also includes cementing and stimulation services provided to customers in over 40 countries in the major international oil and natural gas producing areas of Latin America, Europe, Russia, Africa, Southeast Asia, Canada and the Middle East. The Other Oilfield Services segment consists of specialty chemicals, tubular services, and process and pipeline services provided in the U.S. and internationally.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's annual financial statement footnotes. Operating segment performance is evaluated based on operating income excluding goodwill amortization and unusual charges. Intersegment sales and transfers are not significant.

Summarized financial information concerning the Company's segments is shown in the following table. The "Corporate" column includes corporate expenses not allocated to the operating segments.

Business Segments

                                     U.S./Mexico    International       Other
                                       Pressure       Pressure         Oilfield
                                       Pumping        Pumping          Services     Corporate      Total
                                     -----------    -----------       ---------     ----------   ---------
                                                              (in thousands)
Three Months Ended December 31, 2001
Revenues                               $273,126       $186,928       $ 49,972       $     35     $  510,061
Operating income (loss)                  82,174         24,731          5,619         (7,440)       105,084
Identifiable assets                     500,111        606,922        132,345        646,171      1,885,549

Three Months Ended December 31, 2000

Revenues                               $253,914       $187,763       $ 47,941       $     60     $  489,678
Operating income (loss)                  75,912         28,685          6,188         (6,350)       104,435
Identifiable assets                     369,669        593,604        118,746        721,689      1,803,708

                                            Three Months Ended         Three Months Ended
                                            December 31, 2001           December 31, 2000
                                            -----------------           -----------------
                                                            (in thousands)
Total operating profit for reportable
   segments                                       $105,084                     $104,435
Goodwill amortization                                                            (3,374)
Interest expense - net                              (1,522)                      (3,641)
Other income (expense) - net                          (576)                      (1,264)
                                                  --------                     --------
Income before income taxes                        $102,986                     $ 96,156
                                                  ========                     ========

Note 4 Comprehensive Income

The components of comprehensive net income, net of tax, are as follows (in thousands):

                                                     Three Months Ended
                                                        December 31,
                                                     -----------------
                                                      2001      2000
                                                     -------   -------
Net income attributable to common stockholders       $66,941   $63,463
Change in cumulative translation adjustment             (521)      102
                                                     -------   -------
Comprehensive net income                             $66,420   $63,565
                                                     =======   =======

Note 5 Commitments and Contingencies

The Company recently entered into two long-term vessel charter operating lease agreements. Annual commitments under these agreements for the years ending September 30, 2002, 2003, 2004, 2005 and 2006 are $20.8 million, $6.0 million,
$6.1 million, $6.3 million and $6.0 million, respectively and $30.2 million in the aggregate thereafter.

Note 6 New Accounting Standards

Effective October 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill no longer be amortized to earnings, but instead must be reviewed for possible impairment annually, or more frequently if certain indicators arise. The Company ceased amortizing goodwill on October 1, 2001. The Company is required to complete the initial step of a transitional impairment test within six months of adopting of SFAS 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairments identified in this transitional test will be recorded as a cumulative effect of a change in accounting principle.

Had the Company been accounting for its goodwill under SFAS 142 for all periods presented, the Company's net income (in thousands) and earnings per share would have been as follows:

                                          Three Months Ended
                                             December 31,
                                              2001     2000
                                           -------  -------
Reported net income                        $66,941  $63,463
Add back: Goodwill amortization                       3,374
                                           -------  -------
Adjusted net income                        $66,941  $66,837
                                           =======  =======

Basic earnings per share:
  Reported net income                      $   .42  $   .39
  Goodwill amortization                                 .02
                                           -------  -------
  Adjusted net income                      $   .42  $   .41
                                           =======  =======

Diluted earnings per share:
  Reported net income                      $   .42  $   .38
  Goodwill amortization                                 .02
                                           -------  -------
  Adjusted net income                      $   .42  $   .40
                                           =======  =======

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

     Due to "aging" oilfields and lower-cost sources of oil internationally, drilling activity in the United States has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986, 1992 and again in early 1999. Despite a recovery that began in the latter half of fiscal 1999, the U.S. average fiscal 1999 rig count of 601 active rigs represented the lowest in history. The recovery in U.S. drilling that began in 1999 continued throughout fiscal 2000 and 2001 due to exceptionally strong oil and natural gas prices. Crude oil and natural gas prices have fallen over the past several months, however, and North American drilling activity has begun to decline. For the three-month period ended December 31, 2001, the active U.S. rig count averaged 1,004 rigs, a 6% decrease from the same period in fiscal 2001. The Company's management believes that such activity will decline further over the remainder of this fiscal year.

     Drilling activity outside North America has historically been less volatile than domestic drilling activity. International drilling activity also reached record low levels during 1999 due to low oil prices during most of the year. While Canadian drilling activity began to recover during the latter part of fiscal 1999, activity in most of other international regions did not begin to significantly recover until the latter half of fiscal 2001. Active international drilling rigs (excluding Canada) averaged 736 rigs during fiscal 2001, an increase of 19% over fiscal 2000. Oil and natural gas prices remained strong throughout most of fiscal 2001 and Canadian drilling activity continued the recovery begun in late 1999, averaging 365 active drilling rigs during fiscal 2001, up 9% from the previous fiscal year. During the first quarter of fiscal 2002, active international drilling rigs (excluding Canada) averaged 748 rigs, a 5% increase over the same quarter of fiscal 2001. In Canada during that period, however, lower natural gas prices combined with unseasonably warm weather resulted in a 26% decrease in Canadian drilling activity compared to the same period of the previous year. The Company expects Canadian drilling activity in fiscal 2002 to be remain below activity levels in comparative periods of fiscal 2001 and for drilling activity outside North America to be relatively unchanged year-over-year.

Results of Operations

     The following table sets forth selected key operating statistics reflecting industry rig count and the Company's financial results:

                                                                      Three Months Ended December 31,
                                                                    ---------------------------------
                                                                           2001            2000
                                                                         ------          ------
     Rig Count: /(1)/
       U.S........................................................        1,004           1,073
       International..............................................        1,026           1,086
     Revenue per rig (in thousands)...............................       $  251.3        $  226.8
     Revenue per employee (in thousands)..........................       $   46.6        $   51.0
     Percentage of gross profit to revenue /(2)/..................           28.6%           29.1%
     Percentage of research and engineering expense to revenue....            1.7%            1.6%
     Percentage of marketing expense to revenue...................            3.1%            2.9%
     Percentage of general and administrative expense to revenue..            3.1%            3.2%

________

(1)  Industry estimate of drilling activity as measured by average active rigs.
(2)  Gross profit represents revenue less cost of sales and services.

     Revenue:   The Company's revenue for the quarter ended December 31, 2001 was $510.1 million, a 4.2% increase from the previous year's first fiscal quarter. However, management expects the Company's revenues in fiscal 2002 to decrease approximately 10 - 15% from the record levels in 2001 because of recent declines in natural gas and crude oil prices that have led to reductions in North American drilling activity.

     Operating Income: For the quarter ended December 31, 2001, the Company's operating income was $105.1 million, an increase of $4.0 million over the same period of the previous fiscal year. The Company's gross profit margins declined slightly from 29.1% in the prior year's first quarter to 28.6% in the current year's first quarter. The margin deterioration was the result of reduced drilling and workover activity and a decline in U.S. pricing. The Company also experienced a slight increase in research and engineering and marketing expenses due to increased costs to support fiscal 2001 revenue levels. Management believes pricing may decline further as activity levels decline during the remainder of fiscal 2002, and that the combination of reduced activity and pricing would result in further margin deterioration. The prior year's first quarter operating earnings included $3.4 million of goodwill amortization. The Company ceased amortizing goodwill in the first quarter of the current fiscal year with its adoption of Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" (See Accounting Pronouncements).

     Other: Interest expense in the first quarter of fiscal 2002 decreased by $2.1 million compared to the same period of the previous year. Interest-bearing debt was $83.4 million at December 31, 2001, compared to $190.7 million at December 31, 2000.

     Income Taxes: The Company's effective tax rate increased to 35% from 34% in the prior year's first fiscal quarter primarily as a result of higher profitability in North America where tax rates are somewhat higher than some international jurisdictions.

U.S./Mexico Pressure Pumping Segment

     For the quarter ended December 31, 2001, the Company's U.S./Mexico revenues were $273.1 million, an increase of 8% over the prior year's first fiscal quarter despite a 6% decline in drilling activity. This revenue increase was due primarily to U.S. pricing improvement gained as fiscal 2001 progressed. Because of recent weakness in natural gas prices and the resulting slowdown in U.S. drilling activity, U.S. prices declined approximately 4% during the first fiscal quarter of 2002. Management believes fiscal 2002 U.S./Mexico pressure pumping revenue will decline from that of fiscal 2001 by approximately 20 - 25% because of declining drilling activity and its impact on U.S. pricing.

     U.S./Mexico pressure pumping operating income was $82.2 million in the first quarter of fiscal 2002 compared to $75.9 million in the same period of fiscal 2001. The increase of $6.3 million resulted primarily from pricing improvement of 10% on a year-over-year basis (resulting from price book increases implemented during fiscal 2001) offset by increased labor and equipment costs incurred to meet the rapid activity growth in fiscal 2001. Management believes operating income margins as a percentage of revenue in the U.S./Mexico segment will decline over the remainder of fiscal 2002 because of anticipated price deterioration in the U.S. resulting from reduced drilling activity.

International Pressure Pumping Segment

     Revenue for the Company's international pressure pumping operations was $186.9 million in the first quarter of fiscal 2002, relatively unchanged from the same period of the previous fiscal year despite a 6% decline in the international rig count. Excluding Canada, where revenues decreased 10% due to a 26% reduction in drilling activity, international pressure pumping revenues increased 4% compared to the same quarter of fiscal 2001. The largest year-over-year revenue increases were $3.2 million in Russia (up 59%) and $3.7 million in the Middle East Region (up 21%). The Company's expanded service lines contributed to the growth in Russia workover and stimulation revenues, while a coiled tubing contract in Kazakhstan contributed to the Middle East revenue increase. Partially offsetting these gains was a $4.7 million or 10% revenue decrease in the Company's Latin America Region from the same quarter of fiscal 2001 resulting from reduced drilling activity in Colombia and Venezuela. International pressure pumping revenues are expected to decline slightly from 2001 levels during the remainder of fiscal 2002 due mostly to the effects of the slowing Canadian drilling activity.

     Operating income for the Company's international pressure pumping operations was $24.7 million for the first quarter of fiscal 2002, a decrease of $4.0 million from the same quarter of the previous year primarily because of reduced profits in Canada caused by reduced drilling activity.

Other Services Segment

     Revenue for each of the Company's other service lines, which consist of specialty chemicals, tubular services and process and pipeline services, were $50.0 million in the first quarter of fiscal 2002, a 4% increase over the same period of the previous year. Tubular services revenues increased 20% from activity improvements, particularly in Europe and the Middle East and expansion in West Africa. Revenue of the Unichem specialty chemicals division increased 5%, while revenue for the process and pipeline inspection service line was unchanged from the previous year's first quarter.

     Operating income for the Company's other service lines for the quarter ended December 31, 2001 was $5.6 million, a 10% decrease from the same period of fiscal 2001. The decrease was mostly attributable to slightly reduced profit margins in the process and pipeline services operations.

Capital Resources and Liquidity
-------------------------------

     Net cash provided from operating activities for the first quarter of fiscal 2002 was $120.3 million, an increase of $38.8 million from the comparable period of the prior year, due primarily to a reduction of working capital, particularly accounts receivable.

     Net cash used for investing activities in the first quarter of fiscal 2002 was $52.5 million, an increase of $31.2 million compared to the same period of the previous year, mostly because of increased capital expenditures. Capital expenditures for fiscal 2002 are expected to be comparable to fiscal 2001 spending levels at approximately $170 to $185 million. The 2002 capital program is expected to be used primarily for replacement and enhancement of U.S. fracturing equipment and expansion of stimulation services internationally. The actual amount of 2002 capital expenditures will be somewhat dependent on the availability of external manufacturing capacity and the identification of service expansion opportunities. The capital program is expected to be funded by cash flows from operating activities and available credit facilities, which management believes will be sufficient to fund projected expenditures.

     Cash flows used for financing activities for the three months ended December 31, 2001 were $107.9 million, compared to cash flows used for financing activities in the first quarter of fiscal 2001 of $58.7 million. During the first quarter of fiscal 2002, the Company purchased 4.4 million shares of its common stock at a cost of $102.1 million under a share repurchase program approved by the Company's Board of Directors. The share repurchase program, as amended, authorizes purchases up to $750 million, $251.0 million of which was available for future purchase as of December 31, 2001.

     Management strives to maintain low cash balances while utilizing available credit facilities to meet the Company's capital needs. Any excess cash generated has historically been used to pay down outstanding borrowings or fund the Company's share repurchase program. In June 2001, the Company replaced its existing credit facility with a new $400 million committed line of credit ("Committed Credit Facility"). The Committed Credit Facility consists of a $200 million, 364-day commitment that renews annually at the option of the lenders and a $200 million three-year commitment. There were no outstanding borrowings under the Committed Credit Facility at December 31, 2001.

     In addition to the Committed Credit Facility, the Company had $114.9 million in various unsecured, discretionary lines of credit at December 31, 2001, which expire at various dates in 2002. There are no requirements for commitment fees or compensating balances in connection with these lines of credit and interest on borrowings is based on prevailing market rates. At December 31, 2001, there were $4.6 million in outstanding borrowings under these lines of credit.

     The Company recently entered into two long-term vessel charter operating lease agreements. Annual commitments under these agreements for the years ending September 30, 2002, 2003, 2004, 2005 and 2006 are $20.8 million, $6.0 million,
$6.1 million, $6.3 million and $6.0 million, respectively and $30.2 million in the aggregate thereafter.

     Due to repayment of borrowings from cash flows from operations, the Company's total interest-bearing debt decreased to 5.9% of its total capitalization (total capitalization equals the sum of interest-bearing debt and stockholders' equity)at December 31, 2001, compared to 14.1% at December 31, 2000 and 6.4% at September 30, 2001. The Committed Credit Facility includes various customary covenants and other provisions including the maintenance of certain profitability and solvency ratios, none of which materially restrict the Company's activities. Management believes that the Committed Credit Facility, combined with other discretionary credit facilities and cash flows from operations, provides the Company with sufficient capital resources and liquidity to manage its routine operations, meet debt service obligations and fund projected capital expenditures. If the discretionary lines of credit are not renewed, or if borrowings under these lines of credit otherwise become unavailable, the Company expects to refinance this debt by arranging additional committed bank facilities or through other long-term borrowing alternatives.

Accounting Pronouncements

     Effective October 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill no longer be amortized to earnings, but instead must be reviewed for possible impairment. The Company ceased the amortization of goodwill beginning October 1, 2001. According to the requirements of SFAS 142, the Company is currently assessing the fair value of each of its reporting units to determine if such fair value exceeds the book value of each of these reporting units (after allocation of goodwill).

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. SFAS 143 requires entities to record a cumulative effect of a change in accounting principle in the income statement in the period of adoption. The Company plans to adopt SFAS 143 on October 1, 2002 and is in the process of determining the effect of adoption on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, while retaining many of the requirements of these two statements. Under SFAS 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. SFAS 144 is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in future dispositions being reported as discontinued operations to a greater extent than is currently permitted. The Company plans to adopt SFAS 144 on October 1, 2002.

Forward Looking Statements

     This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 concerning, among other things, the Company's prospects, expected revenues, expenses and profits, developments and business strategies for its operations, all of which are subject to certain risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms and phrases such as "expect," "estimate," "project," "believe," "achievable," "anticipate" and similar terms and phrases. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such statements are subject to general economic and business conditions, conditions in the oil and natural gas industry, fluctuating prices of crude oil and natural gas, weather conditions that affect conditions in the oil and natural gas industry, the business opportunities that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the control of the Company. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is to foreign currency fluctuations internationally and changing interest rates, primarily in the United States and Europe. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. If the floating rates were to increase by 10% from December 31, 2001 rates, the Company's combined interest expense to third parties would increase by a total of $1,000 each month in which such increase continued. At December 31, 2001, the Company had issued fixed-rate debt of $78.8 million. These instruments are fixed-rate and, therefore, do not expose the Company to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by $1.7 million if interest rates were to decline by 10% from their rates at December 31, 2001.

A portion of the Company's borrowings are denominated in foreign currencies, which exposes the Company to market risk associated with exchange rate movements. When necessary, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There was one foreign exchange contract outstanding at December 31, 2001 in the amount of $1.9 million. This contract was settled on January 2, 2002 with no gain or loss. All items described are non-trading and are stated in U.S. dollars (in thousands).

                                                           Expected Maturity Dates                                   Fair Value
                                                      2002       2003     2004     2005  Thereafter    Total      December 31, 2001
                                                      ----       ----     ----     ----  ----------    -----      -----------------
SHORT-TERM BORROWINGS

Bank borrowings; US $ denominated                     $1,529                                           $ 1,529              $ 1,529
Average variable interest rate - 5.75% at
 December 31, 2001

Bank borrowings; Euro denominated                     $2,210                                           $ 2,210              $ 2,210
Average variable interest rate - 5.08% at
 December 31, 2001

LONG-TERM BORROWINGS

Current leases; US $ denominated                      $  318                                           $   318              $   318
Variable interest rate - 6.18% at
 December 31, 2001

Non-current leases; US $ denominated                             $ 301    $ 210                        $   511              $   511
Variable interest rate - 6.18% at
 December 31, 2001

7% Series B Notes - US $ denominated                                                     $78,803       $78,803              $82,034
Fixed interest rate - 7%

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings

               BJ Services Company ("BJ") filed a patent infringement suit against Halliburton Energy Services ("Halliburton") in March of 2000 in connection with BJ's patented method of well fracturing using the Vistar (TM) fracturing fluid. The lawsuit is pending in U.S. District Court in Houston, Texas and is scheduled for trial on March 18, 2002. BJ alleges in the suit that Halliburton's use of a competing fracturing method infringes BJ's patent. The suit alleges that damages adequate to compensate for Halliburton's infringement exceed $100 million. Halliburton is using the competing method widely in the Rocky Mountain area and in South Texas. BJ will also be seeking an injunction to prevent Halliburton from continuing to offer services using the competing method. Halliburton has filed a counterclaim asserting that the patent issued to BJ is not valid or is otherwise unenforceable. Halliburton also claims that its use of the competing method does not infringe the BJ patent.

               As with any litigation, the outcome at trial is not certain. BJ is confident in its legal position, however, no assurances can be made that any recovery will be achieved. BJ does not believe that a negative outcome in this litigation (which could include invalidation of BJ's patent) would have any material effect on its operations.

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


                                       BJ Services Company
                                          (Registrant)



Date: February 13, 2002                BY \s\ Margaret B. Shannon
                                       -----------------------------------------
                                           Margaret B. Shannon
                                           Vice President and General Counsel




Date: February 13, 2002                BY \s\ James Horsch
                                       -----------------------------------------
                                           James Horsch
                                           Controller and Chief Accounting
                                           Officer