Form 10-Q
period 2002-03-31
BJ SERVICES CO
filed 2002-05-14
CIK 864328

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

There were 156,642,483 shares of the registrant's common stock, $.10 par value, outstanding as of May 10, 2002.

================================================================================

                               BJ SERVICES COMPANY

                                      INDEX

PART I - FINANCIAL INFORMATION:

   Item 1. Financial Statements

      Consolidated Condensed Statement of Operations (Unaudited) - Three
         and six months ended March 31, 2002 and 2001                          3

      Consolidated Condensed Statement of Financial Position -
         March 31, 2002 (Unaudited) and September 30, 2001                     4

      Consolidated Statement of Stockholders' Equity (Unaudited) -
         Six months ended March 31, 2002                                       5

      Consolidated Condensed Statement of Cash Flows (Unaudited) -
         Six months ended March 31, 2002 and 2001                              6

      Notes to Unaudited Consolidated Condensed Financial Statements           7

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          13

   Item 3. Quantitative and Qualitative Disclosures About Market Risk         21

PART II - OTHER INFORMATION                                                   22

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                               BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)

                                        Three Months Ended     Six Months Ended
                                             March 31,             March 31,
                                         2002       2001       2002        2001
                                       --------   --------   --------   ----------
Revenue                                $442,388   $549,661   $952,449   $1,039,339
Operating expenses:
   Cost of sales and services           342,232    377,743    706,595      725,062
   Research and engineering               8,784      8,877     17,598       16,770
   Marketing                             14,884     15,638     30,668       29,769
   General and administrative            15,940     16,903     31,956       32,803
   Goodwill amortization                             3,375                   6,749
                                       --------   --------   --------   ----------
   Total operating expenses             381,840    422,536    786,817      811,153
                                       --------   --------   --------   ----------
Operating income                         60,548    127,125    165,632      228,186
Interest expense                           (414)    (3,773)    (2,310)      (7,817)
Interest income                             303        470        677          873
Other income (expense) - net               (508)    (1,471)    (1,084)      (2,735)
                                       --------   --------   --------   ----------
Income before income taxes               59,929    122,351    162,915      218,507
Income tax expense                       20,975     41,599     57,020       74,292
                                       --------   --------   --------   ----------

Net income                             $ 38,954   $ 80,752   $105,895   $  144,215
                                       ========   ========   ========   ==========

Earnings per share:
   Basic                               $    .25   $    .49   $    .67   $      .88
   Diluted                             $    .24   $    .48   $    .66   $      .86

Weighted average shares outstanding:
   Basic                                156,491    164,078    157,249      164,088
   Diluted                              160,125    167,638    160,476      167,742

       See Notes to Unaudited Consolidated Condensed Financial Statements

                               BJ SERVICES COMPANY
             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
                                 (In thousands)

                                                      March 31,    September 30,
                                                        2002           2001
                                                     -----------   -------------
                                                     (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                          $   68,560    $   84,103
   Receivables - net                                     358,396       475,715
   Inventories:
      Products                                            69,956        67,744
      Work in process                                      1,901         2,850
      Parts                                               65,695        64,544
                                                      ----------    ----------
         Total inventories                               137,552       135,138
   Deferred income taxes                                   9,388        15,139
   Other current assets                                   43,066        22,538
                                                      ----------    ----------
         Total current assets                            616,962       732,633
Property - net                                           721,601       676,445
Deferred income taxes                                     58,046        79,526
Goodwill  - net                                          476,771       476,795
Other assets                                              24,349        19,968
                                                      ----------    ----------
                                                      $1,897,729    $1,985,367
                                                      ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $  141,867    $  190,803
   Short-term borrowings and current
      portion of long-term debt                            4,012        13,976
   Accrued employee compensation and benefits             49,153        67,079
   Income and other taxes                                 29,621        31,738
   Accrued insurance                                      10,265        10,593
   Other accrued liabilities                              65,470        75,409
                                                      ----------    ----------
      Total current liabilities                          300,388       389,598
Long-term debt                                            79,234        79,393
Deferred income taxes                                      6,308        10,172
Other long-term liabilities                              136,760       136,123
Stockholders' equity                                   1,375,039     1,370,081
                                                      ----------    ----------
                                                      $1,897,729    $1,985,367
                                                      ==========    ==========

       See Notes to Unaudited Consolidated Condensed Financial Statements

                               BJ SERVICES COMPANY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                        Accumulated
                                                     Capital                                            Other
                                           Common    In Excess   Treasury    Unearned        Retained   Comprehensive
                                           Stock     Of Par      Stock       Compensation    Earnings   Income         Total
                                           -------   ---------   ---------   ------------    --------   -------------  ----------
                                                          (in thousands)                               (in thousands)
Balance, September 30, 2001                $17,376    $966,550   $(295,449)    $(4,891)      $690,128      $(3,633)    $1,370,081
Comprehensive income:
   Net income                                                                                 105,895
   Other comprehensive income, net of tax:
      Cumulative translation adjustments                                                                    (5,659)
Comprehensive income                                                                                                      100,236
Reissuance of treasury stock for:
   Stock options                                                     4,702                     (2,939)                      1,763
   Stock purchase plan                                               5,330                     (1,660)                      3,670
   Stock performance plan                                              114                       (114)
Cancellation of stock issued for
 acquisition                                                           (25)                       (15)                        (40)
Treasury stock purchased                                          (102,125)                                              (102,125)
Recognition of unearned compensation                                             1,454                                      1,454
                                           -------    --------   ---------     -------       --------      -------     ----------
Balance, March 31, 2002                    $17,376    $966,550   $(387,453)    $(3,437)      $791,295      $(9,292)    $1,375,039
                                           =======    ========   =========     =======       ========      =======     ==========


       See Notes to Unaudited Consolidated Condensed Financial Statements

                               BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                           Six Months Ended
                                                               March 31,
                                                           2002         2001
                                                         ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $ 105,895    $144,215
Adjustments to reconcile net income to cash
   provided by operating activities:
      Minority interest                                      2,234       3,055
      Amortization of unearned compensation                  1,454       2,744
      Depreciation and amortization                         49,612      51,493
      Deferred income taxes                                 36,793      59,299
Changes in:
      Receivables                                          117,319     (94,379)
      Inventories                                           (2,414)    (15,510)
      Accounts payable                                     (48,936)     19,966
      Other current assets and liabilities                 (64,264)     (6,131)
      Other - net                                          (11,198)      2,974
                                                         ---------    --------
         Net cash provided by operating activities         186,495     167,726

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                         (96,063)    (74,809)
Proceeds from disposal of assets                               880       7,718
Acquisition of business, net of cash acquired                          (10,996)
                                                         ---------    --------
         Net cash used for investing activities            (95,183)    (78,087)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) borrowings - net              (10,123)    (23,830)
Proceeds from issuance of stock                              5,393      17,114
Purchase of treasury stock                                (102,125)    (81,019)
                                                         ---------    --------
         Net cash used for financing activities           (106,855)    (87,735)

Increase (decrease) in cash and cash equivalents           (15,543)      1,904
Cash and cash equivalents at beginning of period            84,103       6,472
                                                         ---------    --------
Cash and cash equivalents at end of period               $  68,560    $  8,376
                                                         =========    ========

       See Notes to Unaudited Consolidated Condensed Financial Statements

                               BJ SERVICES COMPANY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 General

In the opinion of management, the unaudited consolidated condensed financial statements of BJ Services Company (the "Company") include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of its financial position and statement of stockholders' equity as of March 31, 2002, its results of operations for each of the three-month and six-month periods ended March 31, 2002 and 2001 and its cash flows for each of the six-month periods ended March 31, 2002 and 2001. The consolidated condensed statement of financial position at September 30, 2001 is derived from the September 30, 2001 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and cash flows for the six-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

The following table presents information necessary to calculate earnings per share for the periods presented (in thousands except per share amounts):

                                                  Three Months Ended     Six Months Ended
                                                      March 31,             March 31,
                                                   2002       2001       2002       2001
                                                 --------   --------   --------   --------
Net income                                       $ 38,954   $ 80,752   $105,895   $144,215

Weighted-average common shares outstanding        156,491    164,078    157,249    164,088
                                                 --------   --------   --------   --------

Basic earnings per share                         $    .25   $    .49   $    .67   $    .88
                                                 ========   ========   ========   ========

Weighted-average common and dilutive potential
   common shares outstanding:
   Weighted-average common shares
      outstanding                                 156,491    164,078    157,249    164,088
   Assumed exercise of stock options                3,634      3,560      3,227      3,654
                                                 --------   --------   --------   --------
                                                  160,125    167,638    160,476    167,742
                                                 --------   --------   --------   --------

Diluted earnings per share                       $    .24   $    .48   $    .66   $    .86
                                                 ========   ========   ========   ========

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

Business Segments

                                    U.S./Mexico   International    Other
                                      Pressure       Pressure     Oilfield
                                      Pumping        Pumping      Services   Corporate     Total
                                    -----------   -------------   --------   ---------   ----------
                                                           (in thousands)
Three Months Ended March 31, 2002

Revenues                              $207,300       $186,493     $ 47,347   $  1,248    $  442,388
Operating income (loss)                 40,145         21,382        4,568     (5,547)       60,548

Three Months Ended March 31, 2001

Revenues                              $290,964       $211,410     $ 46,839   $    448    $  549,661
Operating income (loss)                 95,649         40,179        6,001    (11,329)      130,500

Six Months Ended March 31, 2002

Revenues                              $480,426       $373,421     $ 97,065   $  1,537    $  952,449
Operating income (loss)                122,319         46,113       10,147    (12,947)      165,632
Identifiable assets                    468,271        624,823      129,154    675,481     1,897,729

Six Months Ended March 31, 2001

Revenues                              $544,878       $399,173     $ 94,748   $    540    $1,039,339
Operating income (loss)                171,561         68,864       12,205    (17,695)      234,935
Identifiable assets                    432,955        623,972      119,872    696,835     1,873,634

                                   Three Months Ended    Six Months Ended
                                        March 31,            March 31,
                                  -------------------   -------------------
                                    2002       2001       2002       2001
                                  -------    --------   --------   --------
Total operating profit for
   reportable segments            $60,548    $130,500   $165,632   $234,935
Goodwill amortization                          (3,375)               (6,749)
Interest income (expense) - net      (111)     (3,303)    (1,633)    (6,944)
Other income (expense) - net         (508)     (1,471)    (1,084)    (2,735)
                                  -------    --------   --------   --------
Income before income taxes        $59,929    $122,351   $162,915   $218,507
                                  =======    ========   ========   ========

Note 4 Comprehensive Income

The components of comprehensive net income, net of tax, are as follows (in thousands):

                                              Three Months Ended    Six Months Ended
                                                   March 31,           March 31,
                                               2002       2001       2002       2001
                                              -------   --------   --------   --------
Net income attributable to common
   stockholders                               $38,954   $80,752    $105,895   $144,215
Change in cumulative translation adjustment    (5,138)     (699)     (5,659)      (597)
                                              -------   -------    --------   --------
Comprehensive net income                      $33,816   $80,053    $100,236   $143,618
                                              =======   =======    ========   ========

Note 5 Acquisition

On February 20, 2002, the Company announced that it had entered into a definitive merger agreement to acquire OSCA, Inc. ("OSCA") for approximately $450 million (including debt to be assumed). OSCA, based in Lafayette, Louisiana, is a major provider of oil and gas well completion fluids, completion services and downhole completion tools in the United States and select international markets.

Under the terms of the agreement, OSCA shareholders will receive $28.00 in cash per share in a merger with a subsidiary of the Company. Great Lakes Chemical Corporation, which owns approximately 53% of OSCA's common stock, has delivered its written stockholder consent approving the transaction. The Great Lakes consent constitutes sufficient action by OSCA stockholders to approve the transaction. The transaction received early termination of the Hart-Scott-Rodino antitrust waiting period on March 8, 2002, and is currently expected to close on May 31, 2002. The Company will fund the cash purchase price of the transaction substantially with the net proceeds received from the sale of senior convertible notes that occurred on April 24, 2002.

Note 6 Commitments and Contingencies

The Company recently entered into two long-term vessel charter operating lease agreements. Annual commitments under these agreements for the years ending September 30, 2002, 2003, 2004, 2005 and 2006 are $20.8 million, $6.0 million,
$6.1 million, $6.3 million and $6.0 million, respectively, and $30.2 million in the aggregate thereafter.

Note 7 New Accounting Standards

Effective October 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill no longer be amortized to earnings, but instead must be reviewed for possible impairment annually, or more frequently if certain indicators arise. The Company ceased amortizing goodwill on October 1, 2001. The Company is required to complete the initial step of a transitional impairment test within six months of adopting of SFAS 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. The Company has performed a transitional fair value based impairment test on its goodwill and determined that the fair value exceeded the recorded value at October 1, 2001. Therefore, no impairment loss has been recorded.

Had the Company been accounting for its goodwill under SFAS 142 for all periods presented, the Company's net income (in thousands) and earnings per share would have been as follows:

                              Three Months Ended    Six Months Ended
                                  March 31,             March 31,
                               2002       2001       2002       2001
                              -------   --------   --------   --------
Reported net income           $38,954    $80,752   $105,895   $144,215
Goodwill amortization                      3,375                 6,749
                              -------    -------   --------   --------
Adjusted net income           $38,954    $84,127   $105,895   $150,964
                              =======    =======   ========   ========

Basic earnings per share:
   Reported net income        $   .25    $   .49   $    .67   $    .88
   Goodwill amortization                     .02                   .04
                              -------    -------   --------   --------
   Adjusted net income        $   .25    $   .51   $    .67   $    .92
                              =======    =======   ========   ========

Diluted earnings per share:
   Reported net income        $   .24    $   .48   $    .66   $    .86
   Goodwill amortization                     .02                   .04
                              -------    -------   --------   --------
   Adjusted net income        $   .24    $   .50   $    .66   $    .90
                              =======    =======   ========   ========

Note 8 Subsequent Event

On April 24, 2002 the Company sold convertible senior notes with a face value at maturity of $449.0 million (gross proceeds of $355.1 million). The Company also granted an over-allotment option of 15%, which was exercised in full for an additional face value at maturity of $67.4 million (gross proceeds of $53.3 million). The notes are unsecured senior obligations that rank equally in right of payment with all of the Company's existing and future senior unsecured indebtedness. The Company intends to use the aggregate net proceeds of $400.1 million to fund a substantial portion of its proposed acquisition of OSCA, Inc. (expected to close on May 31, 2002) and for general corporate purposes.

The notes will mature in 20 years and cannot be called by the Company for three years after issuance. The redemption price must be paid in cash if the notes are called. Holders of the notes can require the Company to repurchase the notes on the third, fifth, tenth and fifteenth anniversaries of the issuance. The Company has the option to pay the repurchase price in cash or stock. The issue price of the notes was $790.76 for each $1,000 in face value, which represents a yield to maturity of 1.625%. Of this 1.625% yield to maturity, 50 basis points of the issue price will be paid in cash interest for the life of the security.

     The notes are convertible into BJ Services common stock at an initial rate of 14.9616 shares for each $1,000 note. This rate results in an initial conversion price of $52.85 per share and represents a premium of 45% over the closing sale price of the Company's common stock on the New York Stock Exchange of $36.45 per share on April 18, 2002. The Company has the option to settle notes that are surrendered for conversion using cash. Generally, except upon the occurrence of specified events, holders of the notes are not entitled to exercise their conversion rights until the Company's stock price is greater than a specified percentage (beginning at 120% and declining to 110% at the maturity of the notes) of the accreted conversion price per share.

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

     Due to "aging" oilfields and lower-cost sources of oil internationally, drilling activity in the United States has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986, 1992 and again in early 1999. Despite a recovery that began in the latter half of fiscal 1999, the U.S. average fiscal 1999 count of 601 active rigs represented the lowest in history. The recovery in U.S. drilling that began in 1999 continued throughout fiscal 2000 and into fiscal 2001 due to exceptionally strong oil and natural gas prices. Crude oil and natural gas prices began dropping early in fiscal 2002. Rig counts began falling in the summer of 2001 and continued to fall through March 31, 2002. For the three-month period ended March 31, 2002, the active U.S. rig count averaged 818, a 28% decrease in activity compared to the same period in fiscal 2001. For the six-month period ended March 31, 2002, the active U.S. rig count averaged 911 , an 18% decrease from the same period in fiscal 2001. The Company's management expects such activity levels to stabilize or decline slightly over the remainder of this fiscal year.

     Drilling activity outside North America has historically been less volatile than domestic drilling activity. International drilling activity also reached record low levels during 1999 due to low oil prices. While Canadian drilling activity began to recover during the latter part of fiscal 1999, activity in most of other international regions did not begin to significantly recover until the latter half of fiscal 2001. Active international drilling rigs (excluding Canada) averaged 736 during fiscal 2001, an increase of 19% over fiscal 2000. Oil and natural gas prices remained strong throughout most of fiscal 2001 and Canadian drilling activity continued the recovery begun in late 1999, averaging 365 active drilling rigs during fiscal 2001, up 9% from the previous fiscal year. For the three-month period ended March 31, 2002, international drilling rigs (excluding Canada) averaged 731, relatively unchanged from the same period of the prior year and Canadian drilling activity averaged 383 rigs, 26% lower than the same period of the prior year. During the six-month period ended March 31, 2002, active international drilling rigs averaged 1,070, a decline of 8% from the same period of fiscal 2001. Such decrease was due primarily to a 26% decrease in activity in Canada, which averaged 331 active rigs during the first six-months of fiscal 2002 compared to 445 during the comparable year earlier period. The sharp decline in Canadian drilling activity was caused by decreased natural gas prices. The Company expects Canadian drilling activity in fiscal 2002 to remain below comparative periods of fiscal 2001 and for drilling activity outside North America to be relatively unchanged year-over-year.

Acquisition

     On February 20, 2002, the Company announced that it had entered into a definitive merger agreement to acquire OSCA, Inc. ("OSCA") for approximately $450 million including the assumption of approximately $27 million in debt. OSCA, based in Lafayette, Louisiana, is a major provider of oil and gas well completion fluids, completion services and downhole completion tools in the United States and select international markets.

     Under the terms of the agreement, OSCA shareholders will receive $28.00 in cash per share in a merger with a subsidiary of the Company. Great Lakes Chemical Corporation, which owns approximately 53% of OSCA's common stock, has delivered its written stockholder consent approving the transaction. The Great Lakes consent constitutes sufficient action by OSCA stockholders to approve the transaction. The transaction received early termination of the Hart-Scott-Rodino antitrust waiting period on March 8, 2002, and is currently expected to close on May 31, 2002. The Company will fund the cash purchase price of the transaction substantially with the net proceeds received from the sale of senior convertible notes that occurred on April 24, 2002. Based on the information currently available, the Company believes it can achieve $15 to $20 million in operating cost synergies in the combination and it is expected to be earnings accretive in fiscal 2003.

Results of Operations

     The following table sets forth-selected key operating statistics reflecting industry rig counts and the Company's financial results:

                                              Three Months Ended   Six Months Ended
                                                    March 31,           March 31,
                                              ------------------   ----------------
                                                 2002     2001       2002     2001
                                                ------   ------     ------   ------
Rig Count: /(1)/
   U.S.                                            818    1,139        911    1,106
   International                                 1,114    1,239      1,070    1,162
Revenue per rig (in thousands)                  $228.9   $231.1     $480.8   $458.2
Revenue per employee (in thousands)             $ 41.7   $ 55.7     $ 88.4   $111.9
Percentage of gross profit to revenue /(2)/       22.6%    31.3%      25.8%    30.2%
Percentage of research and engineering
   expense to revenue                              2.0%     1.6%       1.8%     1.6%
Percentage of marketing expense to revenue         3.4%     2.8%       3.2%     2.9%
Percentage of general and administrative
   expense to revenue                              3.6%     3.1%       3.4%     3.2%

/(1)/ Industry estimate of drilling activity as measured by average active rigs. /(2)/ Gross profit represents revenue less cost of sales and services.

     Revenue: The Company's revenue for the quarter ended March 31, 2002 was $442.4 million, a decrease of 19.5% from the previous year's second fiscal quarter. For the six-month period ended March 31, 2002, revenue was $952.4 million, an 8.4% decrease from the same period of fiscal 2001. The year-over-year revenue decrease is attributable to reductions in North American drilling activity resulting from declines in natural gas and crude oil prices compared to prior year prices. Management expects the Company's revenues in fiscal 2002 to decrease approximately 15% from the record levels of 2001.

     Operating Income: For the quarter ended March 31, 2002, the Company's operating income was $60.5 million compared to operating income of $127.1 million in the second quarter of fiscal 2001. For the six months ended March 31, 2002, the Company recorded operating income of $165.6 million compared to $228.2 million in the first half of fiscal 2001. Gross profit margins declined from 31.3% in the prior year's second quarter to 22.6% in the current year's comparable quarter. For the six months ended March 31, 2002, the Company's gross profit margins declined to 25.8% from 30.2% for the same period of the prior year. The margin deterioration was primarily the result of revenue declines caused by reduced drilling and workover activity and a decline in U.S. pricing. Management believes pricing may decline further as activity levels remain unchanged or decline further during the remainder of fiscal 2002, and that the combination of reduced activity and pricing may result in further margin deterioration. Other operating expenses for the first six months of fiscal 2002 increased slightly in total over the comparable period in the prior year due to increased research and engineering and marketing department costs that were expanded to support the higher fiscal 2001 revenue levels. This was partially offset by reduced general and administrative expenses resulting from lower accruals for incentive plans that are based upon the Company's earnings and stock price. The prior year's operating earnings included goodwill amortization of $3.4 million and $6.7 million, respectively, for the three and six-month periods ended March 31, 2001. The Company ceased amortizing goodwill at the beginning of the current fiscal year with its adoption of Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" (See Accounting Pronouncements).

     Other: Interest expense decreased by $3.4 million and $5.5 million, respectively, compared with the same three and six-month periods of the previous year due to lower outstanding debt. Interest-bearing debt was $83.2 million at March 31, 2002, compared to $161.5 million at March 31, 2001.

     Income Taxes: The Company's effective tax rate increased to 35% from 34% in the first half of the prior fiscal year, primarily as a result of higher profitability in North America where tax rates are somewhat higher than some international jurisdictions.

U.S./Mexico Pressure Pumping Segment

     The Company's U.S./Mexico pressure pumping revenues for the three and six-month periods ended March 31, 2002 decreased by 29% and 12%, respectively, from the same prior year periods. This revenue decrease was due primarily to corresponding declines in U.S. drilling activity that fell 28% and 17%, respectively, compared to the same three and six-month periods of fiscal 2001. In addition to the decline in drilling activity, U.S. workover activity also fell, decreasing 8% during the first six months of fiscal 2002 compared to the same period of fiscal 2001. Because of recent weakness in natural gas prices and the resulting slowdown in U.S. drilling activity, the Company's U.S. prices have declined approximately 10% during the first half of 2002 compared to September 30, 2001. Management believes fiscal 2002 U.S./Mexico pressure pumping revenue will decline from fiscal 2001 revenue by approximately 25% because of declining drilling activity and its impact on U.S. pricing.

     U.S./Mexico pressure pumping operating income was $40.1 million in the second quarter of fiscal 2002 compared to $95.6 million in the same period of fiscal 2001. For the six-month period ended March 31, 2002, U.S./Mexico pressure pumping operating income was $122.3 million, compared to $171.6 million during the same year earlier period. The decrease in operating income resulted primarily from pricing deterioration because of reduced activity combined with increased labor and equipment costs incurred to meet the rapid activity growth in fiscal 2001. U.S. pricing in the second quarter of fiscal 2002 declined approximately 6% from the previous quarter and approximately 3% compared to that of the same quarter of fiscal 2001. Management believes operating income margins as a percentage of revenue in the U.S./Mexico segment will remain below prior year levels over the remainder of fiscal 2002 because of reduced drilling activity and pricing.

International Pressure Pumping Segment

     Revenue for the Company's international pressure pumping operations for the quarter ended March 31, 2002 decreased 12% from the previous year's second quarter as the international rig count decreased 10%. Excluding Canada, where revenues decreased 27% due to a 26% reduction in drilling activity, international pressure pumping revenues declined 2% compared to the same quarter of fiscal 2001. Latin America revenue was down 17%, with the largest declines occurring in Argentina and Venezuela. Year-over-year revenue increases achieved for the quarter were $5.6 million in the Middle East (up 30%) and $1.7 million in Asia-Pacific (up 8%). The Middle East growth was spurred by increased activity in India and expansion into Kazakhstan. The largest contributor to revenue growth in Asia-Pacific was Thailand due to recent activity increases there. For the six-month period ended March 31, 2002, international pressure pumping revenue declined 6% from the same period of the previous year, corresponding to a 8% decrease in the international rig count. Canada was the largest contributor to the revenue decline with a 20% decrease in revenue resulting from a 26% drop in drilling activity for the six months ended March 31, 2002, compared to the same period of the prior year. International pressure pumping revenues are expected to decline slightly from 2001 levels during the remainder of fiscal 2002, due mostly to the effects of the slowing Canadian drilling activity.

     Operating income for the Company's international pressure pumping operations was $21.4 million for the second quarter of fiscal 2002, a decrease of $18.8 million from the same quarter of the previous year. For the six months ended March 31, 2002, operating income was $46.1 million, a decrease of $22.8 million from the same period of fiscal 2001. The decrease was due primarily to reduced activity combined with approximately $4 million of combined costs from the devaluation of Argentina's currency and severance costs incurred in Canada and Latin America during the second quarter of fiscal 2002.

Other Services Segment

     Revenue for the Company's other service lines, which consist of specialty chemicals, tubular services and process and pipeline services, was $47.3 million in the second quarter of fiscal 2002, relatively unchanged from that of the same period of the previous year. For the six months ended March 31, 2002, revenue for these combined service lines increased 2% over the comparable period of the previous year. Tubular services revenues increased $3.4 million (or 21%) for the first half of fiscal 2002 over the same period of fiscal 2001 due to activity improvements, particularly in Europe and the Middle East and expansion in West Africa. Reduced revenues from the pipeline inspection service line offset this increase while revenue from the Unichem specialty chemicals division was essentially unchanged.

     Operating income for the Company's other service lines for the quarter ended March 31, 2002 was $4.6 million, a 24% decrease from the same period of fiscal 2001. For the six-month period ended March 31, 2002, operating income for the Company's other service lines was $10.1 million, a 17% decrease from the same period of fiscal 2001. These decreases were mostly attributable to slightly reduced profit margins in the process and pipeline services operations.

Capital Resources and Liquidity
-------------------------------

     Net cash provided from operating activities for the first half of fiscal 2002 was $186.5 million, an increase of $18.8 million from the comparable period of the prior year due primarily to a reduction of working capital, particularly accounts receivable.

     Net cash used for investing activities in the first six months of fiscal 2002 was $95.2 million, an increase of $17.1 million compared to the same period of the previous year, mostly because of increased capital expenditures. Capital expenditures for fiscal 2002 are expected to be approximately $195 million compared to fiscal 2001 spending of $183.4 million. The 2002 capital program is being used primarily for replacement and enhancement of U.S. fracturing equipment and expansion of stimulation services internationally. The actual amount of 2002 capital expenditures will be somewhat dependent on the identification of service expansion opportunities. The capital program is expected to be funded by cash flows from operating activities and available credit facilities, which management believes will be sufficient to fund projected expenditures.

     Cash flows used for financing activities for the six months ended March 31, 2002 were $106.9 million, compared to $87.7 million in the first half of fiscal 2001. During the first quarter of fiscal 2002, the Company purchased 4.4 million shares of its common stock at a cost of $102.1 million under a share repurchase program approved by the Company's Board of Directors. The Company did not purchase any additional shares in the quarter ended March 31, 2002. The share repurchase program, as amended, authorizes purchases up to $750 million, $251.0 million of which was available for future purchases as of March 31, 2002.

     Management strives to maintain low cash balances while utilizing available credit facilities to meet the Company's capital needs. Any excess cash generated has historically been used to pay down outstanding borrowings or fund the Company's share repurchase program. In June 2001, the Company replaced its existing credit facility with a new $400 million committed line of credit ("Committed Credit Facility"). The Committed Credit Facility consists of a $200 million, 364-day commitment that renews annually at the option of the lenders and a $200 million three-year commitment. There were no outstanding borrowings under the Committed Credit Facility at March 31, 2002.

     In addition to the Committed Credit Facility, the Company had $115.9 million in various unsecured, discretionary lines of credit at March 31, 2002, which expire at various dates in 2002. There are no requirements for commitment fees or compensating balances in connection with these lines of credit and interest on borrowings is based on prevailing market rates. At March 31, 2002, there were $4.4 million in outstanding borrowings under these lines of credit.

     In fiscal 2002, the Company entered into two long-term vessel charter operating lease agreements. Annual commitments under these agreements for the years ending September 30, 2002, 2003, 2004, 2005 and 2006 are $20.8 million, $6.0 million, $6.1 million, $6.3 million and $6.0 million, respectively, and $30.2 million in the aggregate thereafter.

     Due to repayment of borrowings from cash flows from operations, the Company's total interest-bearing debt decreased to 5.7% of its total capitalization (total capitalization equals the sum of interest-bearing debt and stockholders' equity) at March 31, 2002, compared to 11.4% at March 31, 2001 and 6.4% at September 30, 2001. The Committed Credit Facility includes various customary covenants and other provisions including the maintenance of certain profitability and solvency ratios, none of which materially restrict the Company's activities. Management believes that the Committed Credit Facility, combined with other discretionary credit facilities and cash flows from operations, provides the Company with sufficient capital resources and liquidity to manage its routine operations, meet debt service obligations and fund projected capital expenditures. If the discretionary lines of credit are not renewed, or if borrowings under these lines of credit otherwise become unavailable, the Company expects to refinance this debt by arranging additional committed bank facilities or through other long-term borrowing alternatives.

     On April 24, 2002 the Company sold convertible senior notes with a face value at maturity of $449.0 million (gross proceeds of $355.1 million). The Company also granted an over-allotment option of 15%, which was exercised in full for an additional face value at maturity of $67.4 million (gross proceeds of $53.3 million). The notes are unsecured senior obligations that rank equally in right of payment with all of the Company's existing and future senior unsecured indebtedness. The Company intends to use the aggregate net proceeds of $400.1 million to fund the cash purchase price of its proposed acquisition of OSCA, Inc. (expected to close on May 31, 2002) and for general corporate purposes.

     The notes will mature in 20 years and cannot be called by the Company for three years after issuance. The redemption price must be paid in cash if the notes are called. Holders of the notes can require the Company to repurchase the notes on the third, fifth, tenth and fifteenth anniversaries of the issuance. The Company has the option to pay the repurchase price in cash or stock. The issue price of the notes was $790.76 for each $1,000 in face value, which represents a yield to maturity of 1.625%. Of this 1.625% yield to maturity, 50 basis points of the issue price will be paid in cash for the life of the security.

The notes are convertible into BJ Services common stock at an initial rate of
14.9616 shares for each $1,000 note. This rate results in an initial conversion price of $52.85 per share and represents a premium of 45% over the closing sale price of the Company's common stock on the New York Stock Exchange of $36.45 per share on April 18, 2002. The Company has the option to settle notes that are surrendered for conversion using cash. Generally, except upon the occurrence of specified events, including a credit rating downgrade to below investment grade, holders of the notes are not entitled to exercise their conversion rights until the Company's stock price is greater than a specified percentage (beginning at 120% and declining to 110% at the maturity of the notes) of the accreted conversion price per share.

Accounting Pronouncements

     Effective October 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill no longer be amortized to earnings, but instead must be reviewed for possible impairment. The Company ceased the amortization of goodwill beginning October 1, 2001. According to the requirements of SFAS 142, the Company has performed a transitional fair value based impairment test on its goodwill and determined that the fair value exceeded the recorded value at October 1, 2001, therefore no impairment loss has been recorded.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, while retaining many of the requirements of these two statements. Under SFAS 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from ongoing operations and the reporting entity will not have any significant continuing involvement in the discontinued operations prospectively. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. SFAS 144 is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in future dispositions being reported as discontinued operations to a greater extent than is currently permitted. The Company plans to adopt SFAS 144 on October 1, 2002.

Forward Looking Statements

     This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 concerning, among other things, the Company's prospects, expected revenues, expenses and profits, developments and business strategies for its operations, all of which are subject to certain risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms and phrases such as "expect," "estimate," "project," "believe," "achievable," "anticipate" and similar terms and phrases. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such statements are subject to general economic and business conditions, conditions in the oil and natural gas industry, fluctuating prices of crude oil and natural gas, weather conditions that affect conditions in the oil and natural gas industry, the business opportunities that may be presented to and pursued by the Company, the Company's ability to consummate the merger with OSCA and to integrate its business, to realize the costs synergies it expects to realize in the merger with OSCA and changes in law or regulations and other factors, many of which are beyond the control of the Company. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is to foreign currency fluctuations internationally and changing interest rates, primarily in the United States and Europe. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. If the floating rates were to increase by 10% from March 31, 2002 rates, the Company's combined interest expense to third parties would increase by a total of $1,770 each month in which such increase continued. At March 31, 2002, the Company had issued fixed-rate debt of $78.8 million. These instruments are fixed-rate and, therefore, do not expose the Company to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by $1.7 million if interest rates were to decline by 10% from their rates at March 31, 2002.

A portion of the Company's borrowings are denominated in foreign currencies, which exposes the Company to market risk associated with exchange rate movements. When the Company believes it to be prudent, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no foreign exchange contracts outstanding at March 31, 2002. All items described are non-trading and are stated in U.S. dollars (in thousands).

                                              Expected Maturity Dates                              Fair Value
                                             2002    2003   2004   2005   Thereafter    Total    March 31, 2002
                                            ------   ----   ----   ----   ----------   -------   --------------
SHORT-TERM BORROWINGS

Bank borrowings; US $ denominated           $3,694                                     $ 3,694      $ 3,694
Average variable interest rate - 5.75% at
   March 31, 2002

LONG-TERM BORROWINGS

Current leases; US $ denominated            $  318                                     $   318      $   318
Variable interest rate - 6.18% at
   March 31, 2002

Non-current leases; US $ denominated                 $209   $210                       $   419      $   419
Variable interest rate - 6.18% at
   March 31, 2002

7% Series B Notes - US $ denominated                                       $78,815     $78,815      $80,983
Fixed interest rate - 7%

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

          BJ Services Company ("BJ") filed a patent infringement suit against Halliburton Energy Services ("Halliburton") in March of 2000 in connection with BJ's patented method of well fracturing using the Vistar(TM) fracturing fluid. BJ alleged in the suit that Halliburton's use of a competing fracturing method infringes BJ's patent. The suit alleged that damages adequate to compensate for Halliburton's infringement exceed $100 million. On April 12, 2002, a Federal Court jury in Houston, Texas rendered a verdict in the Company's favor. The jury found that Halliburton's competing system, known as Phoenix, infringed the Company's patent and that the patent is valid. The jury awarded the Company the sum of $98.1 million in damages, plus prejudgment interest in the amount of $3.0 million and the Court issued a permanent injunction prohibiting Halliburton from continuing to sell or offer for sale its Phoenix system. Halliburton has filed a motion for a new trial and has stated it plans to appeal the award.

Item 2. Changes in Securities

          On April 24, 2002 the Company sold convertible senior notes with a face value at maturity of $516.4 million (gross proceeds of $408.4 million). The notes are unsecured senior obligations that rank equally in right of payment with all of the Company's existing and future senior unsecured indebtedness. The Company intends to use the aggregate net proceeds of $400.1 million to fund its proposed acquisition of OSCA, Inc. (expected to close on May 31, 2002) and for general corporate purposes. The notes were initially sold in a private placement in reliance upon the exemption from registration in
          Section 4(2) of the Securities Act of 1933.

          The notes will mature in 20 years and cannot be called by the Company for three years after issuance. The redemption price must be paid in cash if the notes are called. Holders of the notes can require the Company to repurchase the notes on the third, fifth, tenth and fifteenth anniversaries of the issuance. The Company has the option to pay the repurchase price in cash or stock. The issue price of the notes was $790.76 for each $1,000 in face value, which represents a yield to maturity of 1.625%. Of this 1.625% yield to maturity, 50 basis points of the issue price will be paid in cash for the life of the security.

          The notes are convertible into BJ Services common stock at an initial rate of 14.9616 shares for each $1,000 note. This rate results in an initial conversion price of $52.85 per share and represents a premium of 45% over the closing sale price of the Company's common stock on the New York Stock Exchange of $36.45 per share on April 18, 2002. The Company has the option to settle notes that are surrendered for conversion using cash. Generally, except upon the occurrence of specified events, including a credit downgrade to below investment grade, holders of the notes are not entitled to exercise their conversion rights until the Company's stock price is greater than a specified percentage (beginning at 120% and declining to 110% at the maturity of the notes) of the accreted conversion price per share.

Item 3. Defaults upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Stockholders on January 24, 2002 in Houston, Texas. All nominated directors were elected. .

          (i)  Directors elected at the Annual Meeting:

                                    Votes in       Votes
                                      Favor      Withheld
                                   -----------   --------
          Class III Directors
          -------------------

          L. William Heiligbrodt   144,628,320    287,801
          ----------------------   -----------    -------
          James L. Payne           144,643,003    273,118
          --------------           -----------    -------
          J. W. Stewart            144,655,936    260,185
          -------------            -----------    -------

          Directors with terms of office continuing after the Annual Meeting:

          Class I Directors
          -----------------

          John R. Huff
          R. A. LeBlanc
          Michael E. Patrick

          Class II Directors
          ------------------

          Don D. Jordan
          Michael McShane

Item 5. Other Information

          None

Item 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

         *3.4  Bylaws of the Company, as amended as of March 28, 2002.

        *10.28 Indenture dated as of April 24, 2002, by and between BJ
               Services Company and The Bank of New York, as Trustee, with respect to the Convertible Senior Notes due 2022.

* Filed herewith

          (b)  Reports on Form 8-K.

               On February 20, 2002, the Company filed a Form 8-K attaching a press release announcing that the Company had signed a definitive merger agreement to acquire OSCA, Inc. for $28.00 per share.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BJ Services Company
                                              (Registrant)


Date: May 14, 2002                       By \s\ Margaret B. Shannon
                                         ---------------------------------------
                                              Margaret B. Shannon
                                              Vice President and General Counsel


Date: May 14, 2002                       By \s\ James Horsch
                                         ---------------------------------------
                                              James Horsch
                                              Controller and
                                              Chief Accounting Officer