Form 10-Q
period 2002-06-30
BJ SERVICES CO
filed 2002-08-14
CIK 864328

================================================================================

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Transition Period From___ to___.


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

There were 156,750,751 shares of the registrant's common stock, $.10 par value, outstanding as of August 9, 2002.


--------------------------------------------------------------------------------

================================================================================

                               BJ SERVICES COMPANY


                                      INDEX

PART I - FINANCIAL INFORMATION:

     Item 1. Financial Statements

         Consolidated Condensed Statement of Operations (Unaudited) - Three
                  and nine months ended June 30, 2002 and 2001                                  3

         Consolidated Condensed Statement of Financial Position (Unaudited) -
                  June 30, 2002 and September 30, 2001                                          4

         Consolidated Statement of Stockholders' Equity (Unaudited) -
                  Nine months ended June 30, 2002                                               5

         Consolidated Condensed Statement of Cash Flows (Unaudited) -
                  Nine months ended June 30, 2002 and 2001                                      6

         Notes to Unaudited Consolidated Condensed Financial Statements                         7

     Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                    15

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                        28

PART II - OTHER INFORMATION                                                                    29

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                               BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)

                                                            Three Months Ended             Nine Months Ended
                                                                 June 30,                       June 30,
                                                           2002            2001           2002            2001
                                                       ------------    -----------    ------------   -------------
Revenue                                                $   439,646     $   579,839    $  1,392,095   $   1,619,178
Operating expenses:
     Cost of sales and services                            352,430         382,226       1,059,025       1,107,288
     Research and engineering                                9,439           8,530          27,037          25,300
     Marketing                                              16,280          16,269          46,948          46,038
     General and administrative                             17,188          15,695          49,144          48,498
     Goodwill amortization                                                   3,376                          10,125
                                                       -----------     -----------    ------------   -------------
     Total operating expenses                              395,337         426,096       1,182,154       1,237,249
                                                       -----------     -----------    ------------   -------------
Operating income                                            44,309         153,743         209,941         381,929
Interest expense                                            (2,695)         (4,292)         (5,005)        (12,109)
Interest income                                              1,047             739           1,724           1,612
Other (expense) income - net                                (1,631)          8,611          (2,715)          5,876
                                                       ------------    -----------    -------------  -------------
Income before income taxes                                  41,030         158,801         203,945         377,308
Income tax expense                                          13,341          53,992          70,361         128,284
                                                       -----------     -----------    ------------   -------------

Net income                                             $    27,689     $   104,809    $    133,584   $     249,024
                                                       ===========     ===========    ============   =============

Earnings per share:
     Basic                                             $       .18     $       .64    $        .85   $        1.52
     Diluted                                           $       .17     $       .63    $        .83   $        1.49

Weighted average shares outstanding:
     Basic                                                 156,671         164,544         157,056         164,240
     Diluted                                               160,817         167,585         160,590         167,669

       See Notes to Unaudited Consolidated Condensed Financial Statements

                               BJ SERVICES COMPANY
             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
                                   (UNAUDITED)
                                 (In thousands)

                                                                                    June 30,        September 30,
                                                                                      2002              2001
                                                                                ---------------    --------------
ASSETS

Current assets:
     Cash and cash equivalents                                                  $      66,486      $      84,103
     Receivables - net                                                                377,392            475,715
     Inventories:
         Products                                                                      69,527             67,744
         Work in process                                                                1,174              2,850
         Parts                                                                         93,713             64,544
                                                                                -------------      -------------
              Total inventories                                                       164,414            135,138
     Deferred income taxes                                                             10,654             15,139
     Other current assets                                                              42,709             22,538
                                                                                -------------      -------------
              Total current assets                                                    661,655            732,633
Property - net                                                                        794,580            676,445
Deferred income taxes                                                                  72,086             79,526
Goodwill  - net                                                                       862,894            476,795
Other assets                                                                           40,272             19,968
                                                                                -------------      -------------
                                                                                $   2,431,487      $   1,985,367
                                                                                =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $     158,811      $     190,803
     Short-term borrowings and current
         portion of long-term debt                                                     36,412             13,976
     Accrued employee compensation and benefits                                        56,398             67,079
     Income and other taxes                                                            40,163             31,738
     Accrued insurance                                                                 12,181             10,593
     Other accrued liabilities                                                         81,286             75,409
                                                                                -------------      -------------
         Total current liabilities                                                    385,251            389,598
Long-term debt                                                                        488,231             79,393
Deferred income taxes                                                                   7,918             10,172
Other long-term liabilities                                                           137,772            136,123
Stockholders' equity                                                                1,412,315          1,370,081
                                                                                -------------      -------------
                                                                                $   2,431,487      $   1,985,367
                                                                                =============      =============

       See Notes to Unaudited Consolidated Condensed Financial Statements

                               BJ SERVICES COMPANY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                 (In thousands)

                                                                                                      Accumulated
                                                   Capital                                            Other
                                       Common      In Excess   Treasury     Unearned      Retained    Comprehensive
                                       Stock       Of Par      Stock        Compensation  Earnings    Income          Total
                                       ----------  ----------  ----------   ------------  ----------  -------------   ----------
Balance, September 30, 2001            $   17,376  $  966,550  $ (295,449)  $     (4,891) $  690,128  $      (3,633)  $1,370,081
Comprehensive income:
  Net income                                                                                 133,584
  Other comprehensive income, net of
   tax:
   Cumulative translation adjustments                                                                         1,742
Comprehensive income                                                                                                     135,326
Reissuance of treasury stock for:
  Stock options                                                     8,541                     (5,146)                      3,395
  Stock purchase plan                                               5,330                     (1,660)                      3,670
  Stock performance plan                                              114                       (114)
Cancellation of stock issued for
   acquisition                                                        (25)                       (15)                        (40)
Treasury stock purchased                                         (102,125)                                              (102,125)
Recognition of unearned compensation                                               2,008                                   2,008
Revaluation of stock performance
   awards                                                (895)                       895
                                       ----------  ----------  ----------   ------------  ----------  -------------   ----------
Balance, June 30, 2002                 $   17,376  $  965,655  $ (383,614)  $     (1,988) $  816,777  $      (1,891)  $1,412,315
                                       ==========  ==========  ==========   ============  ==========  =============   ==========

       See Notes to Unaudited Consolidated Condensed Financial Statements

                               BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                         Nine Months Ended
                                                                             June 30,
                                                                        2002           2001
                                                                     ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $ 133,584       $ 249,024
Adjustments to reconcile net income to cash
   provided by operating activities:
     Minority interest                                                   3,560           4,587
     Amortization of unearned compensation                               2,008           3,378
     Depreciation and amortization                                      76,588          77,547
     Deferred income taxes                                              41,893         101,954
Changes in:
     Receivables                                                       121,137        (111,774)
     Inventories                                                         1,504         (18,912)
     Accounts payable                                                  (57,574)         30,206
     Other current assets and liabilities                              (57,837)         14,637
     Other - net                                                       (16,382)         (3,999)
                                                                     ---------       ---------
         Net cash provided by operating activities                     248,481         346,648

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                    (132,903)       (128,542)
Proceeds from disposal of assets                                         5,350          10,339
Acquisition of businesses, net of cash acquired                       (474,279)        (10,996)
                                                                     ---------       ---------
         Net cash used for investing activities                       (601,832)       (129,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) borrowings - net                          430,834         (99,245)
Proceeds from issuance of stock                                          7,025          17,631
Purchase of treasury stock                                            (102,125)        (82,118)
                                                                     ---------       ---------
         Net cash provided by (used for) financing activities          335,734        (163,732)

(Decrease) increase in cash and cash equivalents                       (17,617)         53,717
Cash and cash equivalents at beginning of period                        84,103           6,472
                                                                     ---------       ---------
Cash and cash equivalents at end of period                           $  66,486       $  60,189
                                                                     =========       =========

       See Notes to Unaudited Consolidated Condensed Financial Statements

                               BJ SERVICES COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 General

In the opinion of management, the unaudited consolidated condensed financial statements of BJ Services Company (the "Company") include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of its financial position and statement of stockholders' equity as of June 30, 2002, its results of operations for each of the three-month and nine-month periods ended June 30, 2002 and 2001 and its cash flows for each of the nine-month periods ended June 30, 2002 and 2001. The consolidated condensed statement of financial position at September 30, 2001 is derived from the September 30, 2001 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and cash flows for the nine-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

The following table presents information necessary to calculate earnings per share for the periods presented (in thousands, except per share amounts):

                                                            Three Months Ended             Nine Months Ended
                                                                 June 30,                      June 30,
                                                           2002           2001            2002           2001
                                                       -----------     -----------    -----------    -----------
Net income                                             $    27,689     $   104,809    $   133,584    $   249,024

Weighted-average common shares outstanding                 156,671         164,544        157,056        164,240
                                                       -----------     -----------    -----------    -----------

Basic earnings per share                               $       .18     $       .64    $       .85    $      1.52
                                                       ===========     ===========    ===========    ===========

Weighted-average common and dilutive potential
     common shares outstanding:
     Weighted-average common shares
         outstanding                                       156,671         164,544        157,056        164,240
     Assumed exercise of stock options                       4,146           3,041          3,534          3,429
                                                       -----------     -----------    -----------    -----------
                                                           160,817         167,585        160,590        167,669
                                                       -----------     -----------    -----------    -----------

Diluted earnings per share                             $       .17     $       .63    $       .83    $      1.49
                                                       ===========     ===========    ===========    ===========

Note 3 Segment Information

The Company has three business segments: U.S./Mexico Pressure Pumping, International Pressure Pumping and Other Oilfield Services. The U.S./Mexico Pressure Pumping segment includes cementing services and stimulation services (consisting of fracturing, acidizing, sand control, nitrogen, coiled tubing and downhole tools services) provided throughout the United States and Mexico. The International Pressure Pumping segment also includes cementing and stimulation services provided to customers in over 40 countries in the major international oil and natural gas producing areas of Latin America, Europe, Russia, Africa, Southeast Asia, Canada and the Middle East. The Other Oilfield Services segment consists of specialty chemicals, completion tools, completion fluids, tubular services, and process and pipeline services provided in the U.S. and internationally. The completion tools and completion fluids business operations were added to the Other Oilfield Services Segment beginning in June 2002 as a result of the acquisition of OSCA, Inc.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of the Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K. Operating segment performance is evaluated based on operating income excluding goodwill amortization and unusual charges. Intersegment sales and transfers are not significant.

Summarized financial information concerning the Company's segments is shown in the following table. The "Corporate" column includes corporate expenses not allocated to the operating segments.

Business Segments

                                        U.S./Mexico          International          Other
                                          Pressure              Pressure           Oilfield
                                          Pumping               Pumping            Services         Corporate            Total
                                      -----------------     -----------------     ------------    --------------     --------------
                                                                        (in thousands)
Three Months Ended June 30, 2002

Revenues                                 $   213,103         $   158,519          $    68,020       $         4       $   439,646
Operating income (loss)                       36,541               7,086                9,130            (8,448)           44,309

Three Months Ended June 30, 2001

Revenues                                 $   343,209         $   182,752          $    53,776       $       102       $   579,839
Operating income (loss)                      134,596              23,765                7,669            (8,911)          157,119

Nine Months Ended June 30, 2002

Revenues                                 $   693,529         $   531,940          $   165,809       $       817       $ 1,392,095
Operating income (loss)                      158,860              53,199               19,398           (21,516)          209,941
Identifiable assets                          460,574             625,349              246,383         1,099,181         2,431,487

Nine Months Ended June 30, 2001

Revenues                                 $   888,087         $   581,925          $   148,807       $       359       $ 1,619,178
Operating income (loss)                      306,157              92,629               19,894           (26,626)          392,054
Identifiable assets                          502,918             598,586              125,538           706,265         1,933,307

                                                 Three Months Ended                   Nine Months Ended
                                                      June 30,                            June 30,
                                          -------------------------------    ----------------------------------
                                              2002              2001               2002               2001
                                          ------------     --------------    ---------------    ---------------
                                                                     (in thousands)
Total operating profit for
   reportable segments                      $ 44,309         $ 157,119            209,941           $ 392,054
Goodwill amortization                                           (3,376)                               (10,125)
Interest expense - net                        (1,648)           (3,553)            (3,281)            (10,497)
Other (expense) income- net                   (1,631)            8,611             (2,715)              5,876
                                          ----------       -----------       ------------       -------------
Income before income taxes                  $ 41,030         $ 158,801          $ 203,945           $ 377,308
                                          ==========       ===========       ============       =============

Note 4 Comprehensive Income

The components of comprehensive net income, net of tax, are as follows (in thousands):

                                                             Three Months Ended             Nine Months Ended
                                                                 June 30,                         June 30,
                                                            2002             2001           2002          2001
                                                       ------------     -----------     -----------    -----------
Net income                                             $     27,689     $   104,809     $   133,584    $   249,024
Change in cumulative translation adjustment                   7,401           1,468           1,742            871
                                                       ------------     -----------     -----------    -----------
Comprehensive net income                               $     35,090     $   106,277     $   135,326    $   249,895
                                                       ============     ===========     ===========    ===========

Note 5 Business Acquisitions

OSCA: On May 31, 2002, the Company completed the acquisition of OSCA, Inc. ("OSCA") for a total purchase price of $470.3 million (including transaction costs). This acquisition was accounted for using the purchase method of accounting. Accordingly, the results of OSCA's operations are included in the consolidated condensed statement of operations beginning June 1, 2002. The assets and liabilities of OSCA have been recorded in the Company's consolidated condensed statement of financial position at estimated fair market value as of May 31, 2002 with the remaining purchase price reflected as goodwill.

The following table reflects (in thousands, except per share amounts) the results of operations on a pro forma basis as if the acquisition had been completed on October 1, 2000. This unaudited pro forma information excludes the effects of cost elimination and reduction initiatives directly related to the acquisition.

                                                             Three Months Ended              Nine Months Ended
                                                                  June 30,                        June 30,
                                                            2002             2001            2002          2001
                                                       ------------     -----------     -----------    -----------
Revenues                                               $    462,101     $   621,721     $ 1,491,965    $ 1,747,259
Net income                                             $     23,579     $   105,412     $   116,498    $   258,945
Earnings per share:
   Basic                                               $        .15     $       .64     $       .74    $      1.53
   Diluted                                             $        .15     $       .63     $       .73    $      1.50

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of October 1, 2000, nor are they necessarily indicative of future operating results.

The preliminary allocation of the purchase price and estimated goodwill are summarized as follows (in thousands):

Consideration paid:
    Cash to OSCA stockholders                        $      416,252
    Settlement of options                                     8,000
    Debt assumed                                             35,000
    Transaction costs                                        11,000
                                                     --------------
Total consideration                                  $      470,252

Allocation of consideration paid:
    Cash and cash equivalents                        $        5,073
    Accounts receivable                                      22,814
    Inventory                                                30,780
    Prepaid expenses                                          1,283
    Current deferred income taxes                             2,463
    Property, plant and equipment                            57,452
    Other assets                                              8,785
    Short-term debt                                            (440)
    Accounts payable                                        (25,582)
    Other accrued liabilities                               (16,827)
    Accrued income and other taxes                            7,456
    Long-term deferred taxes                                 (5,028)
                                                     --------------
Goodwill                                             $      382,023
                                                     ==============

The Company expects to complete its review and determination of the fair values of the assets acquired and liabilities assumed in its fiscal quarter ending September 30, 2002. Accordingly, allocation of the purchase price is subject to revision based on final determination of appraised and other fair values. Upon completion of the valuation of assets purchased, certain finite lived tangible and/or intangible assets may be identified or revalued. For each $25 million of additional fair value allocated to such assets, the effect on related annual amortization (assuming an average useful life of 10 years) would result in a reduction of net income of approximately $1.6 million or $.01 per diluted share.

Other: On June 24, 2002, the Company completed a $9.1 million acquisition of the coiled tubing assets and business of Maritima Petroleo E Engenharia, LTDA ("Maritima"), a leading provider of coiled tubing services in Brazil. This acquisition was accounted for using the purchase method of accounting.

Note 6 Commitments and Contingencies

In fiscal 2002, the Company entered into two long-term vessel charter operating lease agreements. Annual commitments under these agreements for the years ending September 30, 2002, 2003, 2004, 2005 and 2006 are $20.8 million, $6.0 million,
$6.1 million, $6.3 million and $6.0 million, respectively, and $30.2 million in the aggregate thereafter.

Note 7 Goodwill and Intangibles

Effective October 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill no longer be amortized to earnings but instead must be reviewed for possible impairment annually, or more frequently if certain indicators arise. The Company ceased amortizing goodwill on October 1, 2001. The Company is required to complete the initial step of a transitional impairment test within six months of adopting SFAS 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. The Company has performed a transitional fair value based impairment test on its goodwill and determined that fair value exceeded the recorded value at October 1, 2001. Therefore, no impairment loss has been recorded.

Had the Company been accounting for its goodwill under SFAS 142 for all periods presented, the Company's net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                           Three Months Ended             Nine Months Ended
                                                 June 30,                      June 30,
                                           2002           2001            2002           2001
                                       -----------     -----------    -----------    -----------
Reported net income                    $    27,689     $   104,809    $   133,584    $   249,024
Goodwill amortization                                        3,376                        10,125
                                       -----------     -----------    -----------    -----------
Adjusted net income                    $    27,689     $   108,185    $   133,584    $   259,149
                                       ===========     ===========    ===========    ===========

Basic earnings per share:
     Reported net income               $       .18     $      .64     $       .85    $      1.52
     Goodwill amortization                                    .02                            .06
                                       -----------     ----------     -----------    -----------
     Adjusted net income               $       .18     $      .66     $       .85    $      1.58
                                       ===========     ==========     ===========    ===========

Diluted earnings per share:
     Reported net income               $       .17     $      .63     $       .83    $      1.49
     Goodwill amortization                                    .02                            .06
                                       -----------     ----------     -----------    -----------
     Adjusted net income               $       .17     $      .65     $       .83    $      1.55
                                       ===========     ==========     ===========    ===========

Note 8 Long-Term Debt

Long-term debt at June 30, 2002 and September 30, 2001 consisted of the following (in thousands):

                                              June 30, 2002   September 30, 2001
                                            ---------------   ------------------

Convertible Senior Notes due 2002                $ 409,074
7% Notes due 2006, net of discount                  78,826          $   78,791
Notes payable to banks
Other                                                  649                 920
                                            --------------      --------------
                                                   488,549              79,711
Less current maturities of long-term debt              318                 318
                                            --------------      --------------
Long-term debt                                   $ 488,231          $   79,393
                                            ==============      ==============

On April 24, 2002 the Company sold convertible senior notes with a face value at maturity of $449.0 million (gross proceeds of $355.1 million). The Company also granted an over-allotment option of 15%, which was exercised in full for an additional face value at maturity of $67.4 million (gross proceeds of $53.3 million). The notes are unsecured senior obligations that rank equally in right of payment with all of the Company's existing and future senior unsecured indebtedness. The Company used the aggregate net proceeds of $400.1 million to fund a substantial portion of its acquisition of OSCA and for general corporate purposes.

The notes will mature in 20 years and cannot be called by the Company for three years after issuance. The redemption price must be paid in cash if the notes are called. Holders of the notes can require the Company to repurchase the notes on the third, fifth, tenth and fifteenth anniversaries of the issuance. The Company has the option to pay the repurchase price in cash or stock. The issue price of the notes was $790.76 for each $1,000 in face value, which represents a yield to maturity of 1.625%. Of this 1.625% yield to maturity, 0.50% per year on the issue price will be paid in cash for the life of the security.

The notes are convertible into BJ Services common stock at an initial rate of
14.9616 shares for each $1,000 face amount note. This rate results in an initial conversion price of $52.85 per share (based on purchaser's original issue discount) and represents a premium of 45% over the April 18, 2002 closing sale price of the Company's common stock on the New York Stock Exchange of $36.45 per share. The Company has the option to settle notes that are surrendered for conversion using cash. Generally, except upon the occurrence of specified events, including a credit rating downgrade to below investment grade, holders of the notes are not entitled to exercise their conversion rights until the Company's stock price is greater than a specified percentage (beginning at 120% and declining to 110% at the maturity of the notes) of the accreted conversion price per share. At June 30, 2002, the accreted conversion price per share would have been $52.96.

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

         Due to "aging" oilfields and lower-cost sources of oil internationally, drilling activity in the United States has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986, 1992 and again in early 1999. Despite a recovery that began in the latter half of fiscal 1999, the U.S. average fiscal 1999 count of 601 active rigs represented the lowest in history. The recovery in U.S. drilling that began in 1999 continued throughout fiscal 2000 and into fiscal 2001 due to exceptionally strong oil and natural gas prices. Crude oil and natural gas prices began dropping early in fiscal 2002. Rig counts began falling in the summer of 2001 and continued to fall through June 30, 2002. For the three-month period ended June 30, 2002, the active U.S. rig count averaged 806, a 35% decrease in activity compared to the same period in fiscal 2001. For the nine-month period ended June 30, 2002, the active U.S. rig count averaged 876, a 24% decrease from the same period in fiscal 2001. The Company's management expects such activity levels to stabilize from current levels over the remainder of this calendar year.

         Drilling activity outside North America has historically been less volatile than domestic drilling activity. International drilling activity also reached record low levels during 1999 due to low oil prices. While Canadian drilling activity began to recover during the latter part of fiscal 1999, activity in most of other international regions did not begin to significantly recover until the latter half of fiscal 2001. Active international drilling rigs (excluding Canada) averaged 736 during fiscal 2001, an increase of 19% over fiscal 2000. During most of fiscal 2001, oil and natural gas prices remained strong and Canadian drilling activity continued the recovery begun in late 1999, averaging 365 active drilling rigs during fiscal 2001, up 9% from the previous fiscal year. For the three-month period ended June 30, 2002, international drilling rigs (excluding Canada) averaged 725, down 4% from the same period of the prior year and Canadian drilling activity averaged 147 rigs, 42% lower than the same period of the prior year. During the nine-month period ended June 30, 2002, active international drilling rigs averaged 1,004, a decline of 10% from the same period of fiscal 2001. Such decrease was due primarily to a 29% decrease in activity in Canada, which averaged 269 active rigs during the first nine months of fiscal 2002 compared to 381 during the comparable year earlier period. The sharp decline in Canadian drilling activity was caused by decreased natural gas prices. The Company expects Canadian drilling activity in the last quarter of fiscal 2002 to remain below comparative periods of fiscal 2001 and for drilling activity outside North America to be relatively unchanged year-over-year.

Critical Accounting Policies

         The Company has defined a critical accounting policy as one that is both important to the portrayal of the Company's financial condition and results of operations and requires the management of the Company to make difficult, subjective or complex judgments. Estimates and assumptions about future events and their effects cannot be perceived with certainty. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. The Company believes the following are the most critical accounting policies used in the preparation of the Company's consolidated financial statements and the significant judgments and uncertainties affecting the application of these policies. For information concerning the Company's other significant account policies, see Note 2 of the Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K.

         Accounts Receivable: We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated uncollectible accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot give any assurances that we will continue to experience the same credit loss rates that we have in the past. The cyclical nature of our industry may affect our customers' operating performance and cash flows, which could impact our ability to collect on these obligations. In addition, many of our customers are located in certain international areas that are inherently subject to risks of economic, political and civil instabilities, which may impact our ability to collect these accounts receivables.

         Inventory: The Company records inventory at the lower of cost or market. The Company regularly reviews inventory quantities on hand and records provisions for excess or obsolete inventory based primarily on its estimated forecast of product demand, market conditions, production requirements and technological developments. Significant or unanticipated changes to the Company's forecasts could require additional provisions for excess or obsolete inventory.

         Income Taxes: We provide for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. This calculation requires us to make certain estimates about our future operations. Changes in state, federal and foreign tax laws as well as changes in our financial condition could affect these estimates.

         Valuation Allowance for Deferred Tax Assets: We record a valuation allowance to reduce our deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future.

         Impairment of Long-Lived Assets: Long-lived assets, which include property, plant and equipment, goodwill and other intangibles, and other assets comprise a significant amount of the Company's total assets. The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, the carrying values of these assets are periodically reviewed for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for the Company's products and services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.

         Self Insurance Accruals: The Company is self-insured for certain losses relating to workers' compensation, general liability, property damage and employee medical benefits. As such, the Company makes judgements based on historical experience and current events to estimate our liability for such claims. Significant and unanticipated changes in future actual payouts could result in additional increases or decreases to the recorded accruals. We have purchased stop-loss coverage in order to limit, to the extent feasible, our aggregate exposure to certain claims. There is no assurance that such coverage will adequately protect the Company against liability from all potential consequences.

         Contingencies: Contingencies are accounted for in accordance with the Financial Accounting Standards Board's SFAS No. 5, "Accounting for Contingencies" ("SFAS"). SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to the issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as environmental, legal, and income tax matters requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, our results of operations may be over or understated.

Acquisition

         On May 31, 2002, the Company completed its acquisition of OSCA, Inc. ("OSCA") for total consideration of $470.3 million (including transaction costs). OSCA, based in Lafayette, Louisiana, is a major provider of oil and gas well completion fluids, completion services and downhole completion tools in the United States and select international markets.

         Under the terms of the agreement, OSCA shareholders received $28.00 in cash per share in a merger with a subsidiary of the Company. The Company funded the majority of the cash purchase price of the transaction with net proceeds received from the sale of senior convertible notes that occurred on April 24, 2002. The Company has identified and implemented approximately $21 million in operating cost reductions in the combination. In connection with its cost reduction efforts, the Company recorded in June 2002 a $1.2 million restructuring charge related to the consolidation of OSCA's pressure pumping operations into those of the Company. The acquisition is expected to be earnings accretive in fiscal 2003. This estimate is subject to numerous uncertainties, and actual amounts could differ materially from this estimate.

Results of Operations

         The following table sets forth selected key operating statistics reflecting industry rig counts and the Company's financial results:

                                                                  Three Months Ended                  Nine Months Ended
                                                                       June 30,                            June 30,
                                                                2002            2001               2002              2001
                                                            ------------    ------------       ------------      ------------
Rig Count: /1)/
  U.S.                                                           806            1,237              876             1,150
  International                                                  871            1,004            1,004             1,109
Revenue per rig (in thousands)                              $    262.1      $     258.8        $   740.5         $   716.8
Revenue per employee (in thousands)                               40.8             55.0            129.1             161.8
Percentage of gross profit to revenue /(2)/                       19.8%            34.1%            23.9%             31.6%
Percentage of research and engineering expense to
   revenue                                                         2.1%             1.5%             1.9%              1.6%
Percentage of marketing expense to revenue                         3.7%             2.9%             3.4%              2.8%
Percentage of general and administrative expense to
   revenue                                                         3.9%             2.7%             3.5%              3.0%


/(1)/ Industry estimate of drilling activity as measured by average active rigs.
/(2)/  Gross profit represents revenue less cost of sales and services.

         Revenue: The Company's revenue for the quarter ended June 30, 2002 was $439.6 million, a decrease of 24.2% from the previous year's third fiscal quarter. For the nine-month period ended June 30, 2002, revenue was $1.4 billion, a 14.0% decrease from the same period of fiscal 2001. The year-over-year revenue decrease is attributable to reductions in North American drilling activity resulting from declines in natural gas and crude oil prices compared to prior year prices.

         Operating Income: For the quarter ended June 30, 2002, the Company's operating income was $44.3 million, compared to operating income of $153.7 million in the comparable quarter of fiscal 2001. For the nine months ended June 30, 2002, the Company recorded operating income of $209.9 million compared to $381.9 million in the same period of fiscal 2001. Gross profit margins declined from 34.1% in the prior year's third quarter to 19.8% in the current year's comparable quarter. For the nine months ended June 30, 2002, the Company's gross profit margins declined to 23.9% from 31.6% for the same period of the prior year. The margin deterioration was primarily the result of revenue declines caused by reduced drilling and workover activity in North America and a decline in U.S. pricing. Also contributing to the decline in gross margins was a $1.2 million restructuring charge recorded in cost of sales in June 2002 relating to the consolidation of OSCA's pressure pumping operations into those of the Company. Management believes U.S. pricing will stabilize over the remainder of calendar 2002. Other operating expenses for the first nine months of fiscal 2002 increased over the comparable period in the prior year due to the addition of operating costs incurred by the former OSCA operations in June. In addition, research and engineering and marketing department costs had been expanded to support the higher fiscal 2001 revenue levels and have not been reduced to reflect lower activity levels experienced in 2002. The Company's management will continue to assess the need to reduce overhead costs based on expected future activity levels. Also, general and administrative expenses increased over the same time period as a result of legal costs associated with the Company's patent infringement lawsuit against Halliburton (See Part II Other Information -Item 1. Legal Proceedings). The prior year's operating earnings included goodwill amortization of $3.4 million and $10.1 million, respectively, for the three and nine-month periods ended June 30, 2001. The Company ceased amortizing goodwill at the beginning of the current fiscal year with its adoption of Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" (See Accounting Pronouncements).

         Other: Interest expense decreased by $1.6 million and $7.1 million, respectively, compared with the same three and nine-month periods of the previous year due to lower outstanding debt during the majority of the period. Due primarily to the April 2002 issuance of convertible senior notes, however, interest-bearing debt was $524.6 million at June 30, 2002, compared to $83.0 million at June 30, 2001.

         Income Taxes: The Company's effective tax rate increased to 34.5% from 34.0% in the first nine months of the previous fiscal year, primarily because a larger portion of the Company's profitability is generated in North America where tax rates are somewhat higher than some international jurisdictions.

U.S./Mexico Pressure Pumping Segment

         The Company's U.S./Mexico pressure pumping revenues for the three and nine-month periods ended June 30, 2002 decreased by 38% and 22%, respectively, from the same prior year periods. This revenue decrease was due primarily to corresponding declines in U.S. drilling activity, which fell 35% and 24%, respectively, compared to the same three and nine-month periods of fiscal 2001. In addition to the decline in drilling activity, U.S. workover activity also fell, decreasing 12% during the first nine months of fiscal 2002 compared to the same period of fiscal 2001. Because of weakness in natural gas prices and the resulting slowdown in U.S. drilling activity, the Company's U.S. prices have declined approximately 17% from September 30, 2001 to June 30, 2002. Management believes fiscal 2002 U.S./Mexico pressure pumping revenue will decline from fiscal 2001 revenue by approximately 25% because of declining drilling activity and its impact on U.S. pricing.

     U.S./Mexico pressure pumping operating income was $36.5 million in the third quarter of fiscal 2002 compared to $134.6 million in the same period of fiscal 2001. For the nine-month period ended June 30, 2002, U.S./Mexico pressure pumping operating income was $158.9 million, compared to $306.2 million during the same year earlier period. The decrease in operating income resulted primarily from pricing deterioration because of reduced activity combined with increased labor and equipment costs incurred to meet the rapid activity growth in fiscal 2001. U.S. pricing in the third quarter of fiscal 2002 declined approximately 7% from the previous quarter and approximately 17% compared to that of the same quarter of fiscal 2001 (the quarter in which the U.S. pricing reached its peak level for the year). Also contributing to the margin decline was a restructuring charge of $1.2 million recorded in cost of sales in June 2002 related to the consolidation of OSCA's pressure pumping operations into those of the Company. Management believes operating income margins as a percentage of revenue in the U.S./Mexico segment will remain below prior year levels during the remainder of fiscal 2002 because of reduced drilling activity and pricing.

International Pressure Pumping Segment

     Revenue for the Company's international pressure pumping operations for the quarter ended June 30, 2002 decreased 13% from the previous year's third quarter as the international rig count decreased 13%. Excluding Canada, where revenues decreased 45% due to a 42% reduction in drilling activity, international pressure pumping revenues declined 4% compared to the same quarter of fiscal 2001. Revenue from operations in the Eastern Hemisphere increased 9% in the third quarter of fiscal 2002 compared to the same year earlier period led by increases in the Middle East and Asia-Pacific. Increased activity in India and stimulation activity in Saudi Arabia contributed to the Middle East growth. The largest contributor to revenue growth in Asia-Pacific was Thailand due to recent activity increases there. Offsetting the revenue gains in the Eastern Hemisphere was a year-over-year revenue decline in the Latin America operations due primarily to activity declines in Argentina and Venezuela as a result of political uncertainties and economic declines. For the nine-month period ended June 30, 2002, international pressure pumping revenue declined 9% from the same period of the previous year, corresponding to a 10% decrease in the international rig count. Canada was the largest contributor to the revenue decline with a 26% decrease in revenue corresponding to a 29% drop in drilling activity for the nine months ended June 30, 2002, compared to the same period of the prior year. International pressure pumping revenues are expected to decline slightly from 2001 levels during the remainder of fiscal 2002, due mostly to the effects of the slowing Canadian drilling activity.

     Operating income for the Company's international pressure pumping operations was $7.1 million for the third quarter of fiscal 2002, a decrease of $16.7 million from the same quarter of the previous year. For the nine months ended June 30, 2002, operating income was $53.2 million, a decrease of $39.4 million from the same period of fiscal 2001. The decrease was due primarily to reduced activity levels due to a prolonged spring break-up period in Canada and political and economic declines and uncertainty in Argentina and Venezuela, combined with approximately $4 million of combined costs from the devaluation of Argentina's currency and severance costs incurred in connection with reductions in personnel in Canada and Latin America during the second quarter of fiscal 2002.

Other Oilfield Services Segment

     Revenue for the Company's other service lines, which consist of specialty chemicals, tubular services, completion fluids, completion tools and process and pipeline services, was $68.0 million in the third quarter of fiscal 2002, an increase of $14.2 million over the comparable year earlier period. Such increase was due primarily to the completion fluids and completion tools operations acquired with OSCA that contributed revenues in the month of June 2002 of $4.4 million and $4.2 million, respectively. In addition, revenue from the Company's process and pipeline services operations increased 14% in the third quarter of fiscal 2002 compared to the same period of fiscal 2001. For the nine months ended June 30, 2002, revenue for these combined service lines increased $17.0 million over the comparable period of the previous year. In addition to the impact from the quarterly revenue increases above, the Company's tubular services revenues increased 18% for the nine-month period ended June 30, 2002 over the same period of fiscal 2001 due to activity improvements, particularly in Europe and the Middle East and expansion in West Africa. Revenues from the Unichem specialty chemicals division were essentially unchanged.

     Operating income for the Company's other service lines for the quarter ended June 30, 2002 was $9.1 million, a $1.5 million increase over the same period of fiscal 2001 due primarily to the increased revenue in the process and pipeline services operations. For the nine-month period ended June 30, 2002, operating income for the Company's other service lines was $19.4 million, relatively unchanged from the same period of the prior year despite the year-over-year revenue increase due to slightly reduced profit margins in the process and pipeline services operations.

Capital Resources and Liquidity

     Net cash provided from operating activities for the first nine months of fiscal 2002 was $248.5 million, a decrease of $98.2 million from the comparable period of the prior year due primarily to reduced profitability.

     Net cash used for investing activities in the first nine months of fiscal 2002 was $601.8 million, an increase of $472.6 million compared to the same period of the previous year, due primarily to the acquisition of OSCA. Capital expenditures for fiscal 2002 are expected to be approximately $175 million compared to fiscal 2001 spending of $183.4 million. The 2002 capital program is being used primarily for replacement and enhancement of U.S. fracturing equipment and expansion of stimulation services internationally. The capital program is expected to be funded by cash flows from operating activities and available credit facilities, which management believes will be sufficient to fund projected expenditures.

     Cash flows provided by financing activities for the nine months ended June 30, 2002 were $335.7 million, compared to $163.7 million in net cash used for financing activities in the same year earlier period. The Company generated proceeds of $400.1 million, net of transaction costs, through the issuance of convertible senior notes on April 24, 2002. Other financing activities in the first nine months of fiscal 2002, include the purchase of 4.4 million shares of its common stock at a cost of $102.1 million under a share repurchase program approved by the Company's Board of Directors.

The share repurchase program, as amended, authorizes purchases up to $750 million, $251.0 million of which remained available for future purchases as of June 30, 2002.

     Management strives to maintain low cash balances while utilizing available credit facilities to meet the Company's capital needs. Any excess cash generated has historically been used to pay down outstanding borrowings or fund the Company's share repurchase program. In June 2001, the Company replaced its existing credit facility with a new $400 million committed line of credit ("Committed Credit Facility"). The Committed Credit Facility consists of a $200 million, 364-day commitment that renews annually at the option of the lenders and a $200 million three-year commitment. The 364-day commitment that expired in June 2002 was renewed for an additional 364 days. Interest on outstanding borrowings is charged based on prevailing market rates, which at June 30, 2002 was 2.47%. The Company is charged various fees in connection with the Committed Credit Facility, including a commitment fee based on the average daily unused portion of the commitment. There were $35.0 million in outstanding borrowings under the Committed Credit Facility at June 30, 2002.

     In addition to the Committed Credit Facility, the Company had $130.6 million in various unsecured, discretionary lines of credit at June 30, 2002, which expire at various dates in 2002. There are no requirements for commitment fees or compensating balances in connection with these lines of credit and interest on borrowings is based on prevailing market rates. At June 30, 2002, there were no outstanding borrowings under these lines of credit.

     In fiscal 2002, the Company entered into two long-term vessel charter operating lease agreements. Annual commitments under these agreements for the years ending September 30, 2002, 2003, 2004, 2005 and 2006 are $20.8 million, $6.0 million, $6.1 million, $6.3 million and $6.0 million, respectively, and $30.2 million in the aggregate thereafter.

     In December 1999, the Company completed a transaction involving the transfer of certain pumping service equipment assets and received $120.0 million that was used to pay outstanding bank debt. The equipment is used to provide services to customers for which the Company pays a service fee over a period of at least six, but not more than 13 years. The transaction generated a deferred gain, included in other long-term liabilities, of approximately $63 million, which is being amortized over 13 years.

     In 1997, the Company completed a transaction involving the transfer of certain pumping service equipment assets and received $100.0 million that was used to pay outstanding bank debt. The equipment is used to provide services to the Company's customers for which the Company pays a service fee over a period of at least eight, but not more than 14 years. The transaction generated a deferred gain, included in other long-term liabilities, of approximately $38 million, which is being amortized over 12 years.

     On April 24, 2002 the Company sold convertible senior notes with a face value at maturity of $516.4 million (gross proceeds of $408.4 million). The notes are unsecured senior obligations that rank equally in right of payment with all of the Company's existing and future senior unsecured indebtedness. The Company used the aggregate net proceeds of $400.1 million to fund a substantial portion of the purchase price of its acquisition of OSCA, Inc. which closed on May 31, 2002 and for general corporate purposes.

     The notes will mature in 20 years and cannot be called by the Company for three years after issuance. The redemption price must be paid in cash if the notes are called. Holders of the notes can require the Company to repurchase the notes on the third, fifth, tenth and fifteenth anniversaries of the issuance. The Company has the option to pay the repurchase price in cash or stock. The issue price of the notes was $790.76 for each $1,000 in face value, which represents a yield to maturity of 1.625%. Of this 1.625% annual yield to maturity, 0.50 % per year on the issue price will be paid semi-annually in cash for the life of the security.

     The notes are convertible into BJ Services common stock at an initial rate of 14.9616 shares for each $1,000 face amount note. This rate results in an initial conversion price of $52.85 per share (based on purchaser's original issue discount) and represents a premium of 45% over the April 18, 2002 closing sale price of the Company's common stock on the New York Stock Exchange of $36.45 per share. The Company has the option to settle notes that are surrendered for conversion using cash. Generally, except upon the occurrence of specified events, including a credit rating downgrade to below investment grade, holders of the notes are not entitled to exercise their conversion rights until the Company's stock price is greater than a specified percentage (beginning at 120% and declining to 110% at the maturity of the notes) of the accreted conversion price per share. At June 30, 2002, the accreted conversion price per share would have been $52.96.

     Due primarily to the April 2002 issuance of convertible senior notes, the Company's total interest-bearing debt increased to 27.1% of its total capitalization (total capitalization equals the sum of interest-bearing debt and stockholders' equity) at June 30, 2002, compared to 6.4% at September 30, 2001. The Committed Credit Facility includes various customary covenants and other provisions including the maintenance of certain profitability and solvency ratios, none of which materially restrict the Company's activities. Management believes that the Committed Credit Facility, combined with other discretionary credit facilities and cash flows from operations, provides the Company with sufficient capital resources and liquidity to manage its routine operations, meet debt service obligations and fund projected capital expenditures. If the discretionary lines of credit are not renewed, or if borrowings under these lines of credit otherwise become unavailable, the Company expects to refinance this debt by arranging additional committed bank facilities or through other long-term borrowing alternatives.

The following table summarizes the Company's contractual cash obligations and other commercial commitments as of June 30, 2002 (in thousands):

                                                                                 Payments Due by Period
                                                                                 ----------------------
                                                                 Less than       1-3           4-5          After 5
Contractual Cash Obligations                         Total         1 year       Years         Years          Years
                                                     -----         ------       -----         -----          -----
Long term debt                                   $    487,900                              $   78,826     $  409,074
Capital lease obligations                                 649    $     318    $     331
Operating leases                                      143,465       31,901       61,580        22,704         27,280
Obligations under equipment financing
arrangements                                          190,216       22,160       71,400        48,513         48,143
                                                 ------------    ---------    ---------    ----------     ----------
Total Contractual Cash Obligations               $    822,230     $ 54,379    $ 133,311    $  150,043     $  484,497
                                                 ============    =========    =========    ==========     ==========


                                                                      Amount of commitment expiration per period
                                                                      ------------------------------------------
                                                     Total
                                                    Amounts      Less than        1-3          4-5          Over 5
Other Commercial Commitments                       Committed       1 Year        Years        Years          Years
----------------------------                       ---------       ------        -----        -----          -----
Lines of Credit /(1)/                            $     35,000    $  35,000
Standby Letters of Credit                              18,689       18,601    $      88
Guarantees                                             48,693       18,566       19,517    $    8,560     $    2,050
                                                 ------------    ---------    ---------    ----------     ----------
Total Commercial Commitments                     $    102,382      $72,167      $19,605    $    8,560     $    2,050
                                                 ============    =========    =========    ==========     ==========

/(1)/ Represents outstanding borrowings under the Company's Committed Credit Facility.

Accounting Pronouncements

     Effective October 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill no longer be amortized to earnings but instead must be reviewed for possible impairment. The Company ceased the amortization of goodwill beginning October 1, 2001. According to the requirements of SFAS 142, the Company has performed a transitional fair value based impairment test on its goodwill and determined that fair value exceeded the recorded value at October 1, 2001, therefore no impairment loss has been recorded.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. SFAS 143 requires entities to record the cumulative effect of a change in accounting principle in the income statement in the period of adoption. The Company plans to adopt SFAS 143 on October 1, 2002 and is in the process of determining the effect of adoption on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, while retaining many of the requirements of these two statements. Under SFAS 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from ongoing operations and the reporting entity will not have any significant continuing involvement in the discontinued operations prospectively. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. SFAS 144 is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets but may result in future dispositions being reported as discontinued operations to a greater extent than is currently permitted. The Company plans to adopt SFAS 144 on October 1, 2002.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." The purpose of this statement is to update, clarify and simplify existing accounting standards. We adopted this statement effective April 30, 2002 and determined that it did not have any significant impact on our financial statements as of that date.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 replaces Issue 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Forward Looking Statements

     This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 concerning, among other things, the Company's prospects, expected revenues, expenses and profits, developments and business strategies for its operations, all of which are subject to certain risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms and phrases such as "expect," "estimate," "project," "believe," "achievable," "anticipate" and similar terms and phrases. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such statements are subject to
  . general economic and business conditions, . conditions in the oil and natural gas industry, . fluctuating prices of crude oil and natural gas, . weather conditions that affect conditions in the oil and natural gas industry,
  . the business opportunities that may be presented to and pursued by the Company,
  . the Company's ability to consummate the merger with OSCA and to integrate its business, to realize the costs synergies it expects to realize in the merger with OSCA, and
  . changes in law or regulations and other factors, many of which are beyond the control of the Company.

     Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. Other than as required under the Securities laws, the Company does not assume a duty to update these forward looking statements. Please see "Risk Factors" included in the Company's 2001 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is to foreign currency fluctuations internationally and changing interest rates, primarily in the United States and Europe. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. If the floating rates were to increase by 10% from June 30, 2002 rates, the Company's combined interest expense to third parties would increase by a total of $7,673 each month in which such increase continued. At June 30, 2002, the Company had issued fixed-rate debt of $78.8 million. These instruments are fixed-rate and, therefore, do not expose the Company to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by $23.3 million if interest rates were to decline by 10% from their rates at June 30, 2002.

         A portion of the Company's borrowings are denominated in foreign currencies, which exposes the Company to market risk associated with exchange rate movements. When the Company believes it to be prudent, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no foreign exchange contracts outstanding at June 30, 2002. All items described are non-trading and are stated in U.S. dollars (in thousands).

                                                           Expected Maturity Dates                                  Fair Value
                                           2002       2003      2004     2005      2006    Thereafter      Total    June 30, 2002
                                           ----       ----      ----     ----      ----    ----------      -----    -------------
SHORT-TERM BORROWINGS

Bank borrowings; US $ denominated          $36,094                                                      $ 36,094
Average variable interest rate - 2.55%
   at June 30, 2002

LONG-TERM BORROWINGS

Current leases; US $ denominated               318                                                           318
Variable interest rate - 6.18% at
   June 30, 2002

Non-current leases; US $ denominated                     $331                                                331
Variable interest rate - 6.18% at
   June 30, 2002

7% Series B Notes - US $ denominated                                              $78,826                 78,826           83,732
Fixed interest rate - 7%

1.625% Convertible Notes - US $
denominated                                                                                 409,074      409,074          409,367
Fixed interest rate - 1.625%

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

              Chevron Phillips Litigation

              On July 10, 2002, Chevron Phillips Chemical Company ("Chevron Phillips) filed a lawsuit against BJ Services Company ("BJ") for patent infringement. The lawsuit relates to a patent issued in 1992 to the Phillips Petroleum Company ("Phillips"). This patent (the `477 patent) relates to a method for using enzymes to decompose drilling mud. Although BJ has its own patents for remediating damage resulting from drill-in fluids (not drilling muds) in oil and gas formations (products and services for which are offered under the "Mudzyme" mark), we approached Phillips for a license of the `477 patent. BJ was advised that Phillips had licensed this patent on an exclusive basis to Geo-Microbial Technologies, Inc. ("GMT"), a company co-owned by a former Phillips employee who is one of the inventors on the `477 patent, and that BJ should deal with GMT in obtaining a sublicense. BJ entered into a five (5) year sublicense agreement with GMT in 1997.

              Early in 2000, Phillips advised BJ that Phillips had reportedly terminated the license agreement between Phillips and GMT for non-payment of royalties and that BJ's sublicense had also terminated. Even though BJ believes that its sublicense with GMT has not been properly terminated and BJ's Mudzyme treatments may not be covered by the `477 patent, in 2000, BJ stopped offering its Enzyme product for use on drilling mud Nevertheless, Chevron Phillips is claiming that any use of enzymes in any application in the oil and gas industry falls under the `477 patent. Further, even though their patent is valid only in the United States, Chevron Phillips is requesting that the court award it damages for BJ's use of enzymes in foreign countries on the theory that oil produced from wells treated with enzymes is being imported into the United States.

              BJ disputes Chevron Phillips' interpretation of the `477 patent and its theory of damages, and will vigorously defend itself against the allegations. Further, it is BJ's position that Phillips should be bound by the terms of the sublicense agreement between BJ and GMT. As with any lawsuit, the outcome of this case is uncertain. Given the scope of the claims made by Chevron Phillips, an adverse ruling against BJ could result in a substantial verdict. However, BJ management does not presently believe it is likely that the results of this litigation will have a material adverse impact on BJ's financial position or the results of our operations.

              Halliburton Litigation - Composite Bridge Plug

              On June 27, 2002, Halliburton Energy Services, Inc. filed suit against BJ and Weatherford International, Inc. for patent infringement in connection with drillable bridge plug tools. These tools are used to isolate portions of a well for service or stimulation work, after which the plugs are drilled out using coiled tubing or a workover rig. Halliburton claims that tools offered by BJ (under the trade name "Python") and Weatherford infringe two of its patents for a tool constructed of composite material. The composite material is easier to drill-out than steel or iron. The lawsuit has been field in the United States District Court for the Northern District of Texas (Dallas). Halliburton has requested that the District Court issue a temporary restraining order against both Weatherford and BJ to prevent either company from selling competing tools. In addition, Halliburton has requested expedited discovery and a hearing on a preliminary injunction. BJ and Weatherford have filed responses to the various Halliburton requests and the matter is currently under consideration by the Court.
              We believe that the current design of the Python plug offered by BJ does not infringe any of the valid claims in the two Halliburton patents. We also believe the Halliburton patents are invalid based upon prior art demonstrated in products offered well before Halliburton filed for its patents. BJ has sold approximately 150 Python tools since the inception of this product in the summer of 2001. We believe that we have no liability for infringement of the Halliburton patents. Moreover, even if the patent is found to be enforceable and we are found to have infringed it, BJ management does not believe it is likely that the results of this litigation will have a material adverse impact on BJ's financial position or the results of our operations.

              Halliburton Litigation - Vistar(TM)

              On March 17, 2000, BJ Services Company filed a lawsuit against Halliburton Energy Services in the United States District Court for the Southern District of Texas (Houston). In the lawsuit BJ alleged that a well fracturing fluid system used by Halliburton infringes a patent issued to BJ in January 2000 for a method of well fracturing referred to by BJ as "Vistar(TM)". This case was tried in March and April of 2002. The jury reached a verdict in favor of BJ on April 12, 2002. The jury determined that BJ's patent was valid and that Halliburton's competing fluid system, Phoenix, infringed the BJ patent. The District Court has entered a judgment for $101.1 million and a permanent injunction preventing Halliburton from using its Phoenix system. The case is now on appeal to the Court of Appeals for the Federal Circuit in Washington, D.C.

              Newfield Litigation

              On April 4, 2002, a jury rendered a verdict adverse to OSCA in connection with litigation pending in the United States District Court for the Southern District of Texas (Houston). The lawsuit arose out of a blowout that occurred in 1999 on an offshore well owned by Newfield Exploration. The jury determined that OSCA's negligence caused or contributed to the blowout and that it was responsible for 86% of the damages suffered by Newfield. The total damage amount awarded to Newfield was $15.5 million. OSCA's share of the judgment would be $13.3 million. The Court has delayed entry of the final judgment in this case pending the completion of the related insurance coverage litigation filed by OSCA against certain of its insurers and its former insurance broker. The Court elected to conduct the trial of the insurance coverage issues based upon the briefs of the parties. The briefs have been submitted and the parties are awaiting a ruling from the Court. In the interim, the related litigation filed by OSCA against its former insurance brokers for errors and omissions in connection with the policies at issue in this case has been stayed. Great Lakes Chemical Corporation, which formerly owned the majority of the outstanding shares of OSCA, has agreed to indemnify BJ for 75% of any uninsured liability in excess of $3 million arising from the Newfield litigation.

Item 2. Changes in Securities

              On April 24, 2002 the Company sold convertible senior notes with a face value at maturity of $516.4 million (gross proceeds of $408.4 million). The notes are unsecured senior obligations that rank equally in right of payment with all of the Company's existing and future senior unsecured indebtedness. The Company used the aggregate net proceeds of $400.1 million to fund a substantial portion of its acquisition of OSCA, Inc., which closed May 31, 2002, and for general corporate purposes. The notes were initially sold in a private placement in reliance upon the exemption from registration in Section 4(2) of the Securities Act of 1933.

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

                None

Item 5. Other Information

                None

Item 6. Exhibits and Reports on Form 8-K.

              (a) Exhibits.

              * 99.1 Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              * 99.2 Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              * filed herewith

              (b) Reports on Form 8-K.

                  On May 1, 2002, the Company filed a Form 8-K attaching press releases with respect to the sale of Convertible Notes.

                  On June 14, 2002, the Company filed a Form 8-K to report the acquisition of OSCA, Inc. under Item 2; and under Item 5, the amendment to the Bylaws of the Company. Attached as exhibits were the Agreement and Plan of Merger, dated as of February 20, 2002, among BJ Services Company, BJTX, Co. and OSCA, Inc. (incorporated by reference to Annex A of the Definitive Information Statement on Schedule 14C filed by OSCA, Inc. on April 29, 2002) and the Bylaws of the Company, as amended as of March 28, 2002.

              On July 17, 2002, the Company filed a Form 8-K/A to amend the report on Form 8-K filed June 14, 2002 to include Item 7 (a)(i) Audited Financial Statements of the Business Acquired, Item 7
              (a)(ii) Unaudited Financial Statements of Business Acquired, and
              Item 7 (b) Pro Forma Financial Information, and certain events under Item 5: to update disclosures concerning litigation against OSCA, Inc. and other defendants and also supply agreement between OSCA, Inc. and Great Lakes Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BJ Services Company
                                           (Registrant)



Date: August 13, 2002                  By /s/ Margaret B. Shannon
                                       -----------------------------------------
                                              Margaret B. Shannon
                                              Vice President and General Counsel



Date: August 13, 2002                  By /s/ James Horsch
                                       -----------------------------------------
                                              James Horsch
                                              Controller and
                                              Chief Accounting Officer