Form 10-K
period 2002-09-30
BJ SERVICES CO
filed 2002-12-20
CIK 864328

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended September 30, 2002
                                      OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period From        to       .

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
                 incorporation or           (I.R.S. Employer
                   organization)           Identification No.)

              5500 Northwest Central
               Drive, Houston, Texas              77092
               (Address of principal
                executive offices)             (Zip Code)

      Registrant's telephone number, including area code: (713) 462-4239

                               -----------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
                Title of each class         which registered
                -------------------     -------------------------
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

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [_].

   At December 2, 2002, the registrant had outstanding 157,661,463 shares of Common Stock, $.10 par value per share. The aggregate market value of the Common Stock on March 31, 2002 (based on the closing prices in the daily composite list for transactions on the New York Stock Exchange) held by nonaffiliates of the registrant was approximately $5.4 billion.

                     DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held January 22, 2003 are incorporated by reference into
Part II and Part III.

================================================================================

                               TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
PART I
   Item 1.   Business..................................................................   3
   Item 2.   Properties................................................................  15
   Item 3.   Legal Proceedings.........................................................  16
   Item 4.   Submission of Matters to a Vote of Security Holders.......................  17

PART II
   Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.....  18
   Item 6.   Selected Financial Data...................................................  20
   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
               Operations..............................................................  21
   Item 7A.  Quantitative and Qualitative Disclosures about Market Risk................  31
   Item 8.   Financial Statements and Supplementary Data...............................  31
   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure..............................................................  59

PART III
   Item 10.  Directors and Executive Officers of the Company...........................  59
   Item 11.  Executive Compensation....................................................  59
   Item 12.  Security Ownership of Certain Beneficial Owners and Management............  59
   Item 13.  Certain Relationships and Related Transactions............................  59
   Item 14.  Controls and Procedures...................................................  59

PART IV
   Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...........  60

                                    PART I

ITEM 1.  Business

General

   BJ Services Company (the "Company"), whose operations trace back to the Byron Jackson Company (which was founded in 1872), was organized in 1990 under the corporate laws of the state of Delaware. The Company is a leading provider of pressure pumping and other oilfield services serving the petroleum industry worldwide. The Company's pressure pumping services consist of cementing and stimulation services used in the completion of new oil and natural gas wells and in remedial work on existing wells, both onshore and offshore. Other oilfield services include completion tools, completion fluids and tubular services provided to the oil and natural gas exploration and production industry, commissioning and inspection services provided to refineries, pipelines and offshore platforms, and specialty chemical services.

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

   On May 31, 2002, the Company completed the acquisition of OSCA, Inc. ("OSCA"), a completion services (pressure pumping), completion tools and completion fluids company based in Lafayette, Louisiana, with operations primarily in the U.S. Gulf of Mexico, Brazil and Venezuela.

   During the year ended September 30, 2002, the Company generated approximately 86% of its revenue from pressure pumping services and 14% from other oilfield services. Over the same period, the Company generated approximately 52% of its revenue from U.S. operations and 48% from international operations. For geographic and segment revenue details for each of the three years ended September 30, 2002, see Note 8 of the Notes to Consolidated Financial Statements.

Pressure Pumping Services

  Cementing Services

   The Company's cementing services, which accounted for approximately 29% of total revenue during 2002, consist of blending high-grade cement and water with various solid and liquid additives to create a slurry that is pumped into a well between the casing and the wellbore. The additives and the properties of the slurry are designed to achieve the proper cement set up time, compressive strength and fluid loss control, and vary depending upon the well depth, downhole temperatures and pressures, and formation characteristics.

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

  Stimulation Services

   The Company's stimulation services, which accounted for approximately 55% of total revenue during 2002, consist of fracturing, acidizing, sand control, nitrogen, coiled tubing and downhole tool services. These services are designed to improve the flow of oil and natural gas from producing formations and are summarized as follows:

   Fracturing. Fracturing services are performed to enhance the production of oil and natural gas from formations having such permeability that the natural flow is restricted. The fracturing process consists of pumping a fluid gel into a cased well at sufficient pressure to "fracture" the formation. Sand, bauxite or synthetic proppant that is suspended in the gel is pumped into the fracture to prop it open. The size of a fracturing job is generally expressed in terms of pounds of proppant, which can exceed 200,000 lbs. In some cases, fracturing is performed by an acid solution pumped under pressure without a proppant or with small amounts of proppant. The main pieces of equipment used in the fracturing process are a blender, which blends the proppant and chemicals into the fracturing fluid, multiple pumping units capable of pumping significant volumes at high pressures, and a monitoring van loaded with real time monitoring equipment and computers used to control the fracturing process. The Company's fracturing units are capable of pumping slurries at pressures of up to 17,800 pounds per square inch. In 1998, the Company embarked on a program to replace its aging fleet with new, more efficient and higher horsepower pressure pumping equipment. The Company has made significant progress with this program, which is now approximately 50% complete. During 2000, the Company introduced and successfully field tested the Gorilla(TM) pumping unit, a 3000 horsepower frac unit that provides the highest horsepower pump available in the service industry.

   An important element of fracturing services is the design of the fracturing treatment, which includes determining the proper fracturing fluid, proppants and injection program to maximize results. The Company's field engineering staff provide technical evaluation and job design recommendations as an integral element of its fracturing service for the customer. Technological developments in the industry over the past several years have focused on proppant concentration control (i.e., proppant density), liquid gel concentrate capabilities, computer design and monitoring of jobs and cleanup properties for fracturing fluids. The Company introduced equipment to respond to these technological advances. In 1998, the Company introduced a low polymer fracturing fluid (Vistar(TM)) designed to provide greater fracture length with minimal polymer residue. Vistar(TM) was commercialized in 1999 and is now used in approximately 20% of the Company's U.S. fracturing treatments.

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

   Sand Control. Sand control services involve pumping gravel to fill the cavity created around a wellbore during drilling. The gravel provides a filter for the exclusion of formation sand from the producing pathway. Oil and natural gas are then free to move through the gravel into the wellbore. These services are utilized primarily in unconsolidated reservoirs, mostly in the Gulf of Mexico, the North Sea, Venezuela, Brazil, Trinidad, West Africa, Indonesia and India. Completion tools, as described elsewhere herein, are often utilized in conjunction with sand control services.

   Nitrogen. There are a number of uses for nitrogen, an inert gas, in pressure pumping operations. Used alone, it is effective in displacing fluids in various oilfield applications, including underbalanced drilling. However, nitrogen services are used principally in applications supporting the Company's coiled tubing and fracturing services.

   Coiled Tubing. Coiled tubing services involve injecting coiled tubing into wells to perform various well-servicing operations. The application of coiled tubing has increased in recent years due to improvements in coiled tubing technology. Coiled tubing is a flexible steel pipe with a diameter of less than five inches manufactured in continuous lengths of thousands of feet and wound or coiled along a large reel on a truck or skid-mounted unit. Due to the small diameter of coiled tubing, it can be inserted through existing production tubing and used to perform workovers without using a larger, more costly workover rig. The other principal advantages of employing coiled tubing in a workover include (i) not having to "shut-in" the well during such operations, thereby allowing production to continue and reducing the risk of formation damage to the well, (ii) the ability to reel continuous coiled tubing in and out of a well significantly faster than conventional pipe, which must be jointed and unjointed, (iii) the ability to direct fluids into a wellbore with more precision, allowing for localized stimulation treatments and providing a source of energy to power a downhole motor or manipulate downhole tools and
(iv) enhanced access to remote or offshore fields due to the smaller size and mobility of a coiled tubing unit.

   Service Tools. The Company provides service tools and technical personnel for well servicing applications in select markets throughout the world. Service tools, which are used to perform a wide range of downhole operations to maintain or improve a well, generally are rented by customers from the Company. While marketed separately, service tools are usually provided during the course of providing other pressure pumping services.

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

Other Oilfield Services

   The Company's other oilfield services accounted for approximately 14% of the Company's total revenue in 2002. The other oilfield services segment consists of specialty chemicals, tubular services, process and pipeline services and, with the acquisition of OSCA on May 31, 2002, completion tools and completion fluids services in the U.S. and internationally.

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

   Completion Tools. The Company designs, builds and installs downhole completion tools that deploy gravel to control the migration of reservoir sand into the well and direct the flow of oil and natural gas into the production tubing.

   The Company's completion tools are sold as complete systems, which are customized based on each well's particular mechanical and reservoir characteristics, such as downhole pressure, wellbore size and formation type. Many wells produce from more than one reservoir simultaneously. Depending on the customer's preference, the Company has the ability to install tools that can either isolate one producing zone from another or integrate the production from multiple zones. Once the tool systems are designed and customized, each is inspected for quality assurance before it is delivered to the well location. The Company's field specialists, working with the rig crews, deploy completion tools in the well during the completion process.

   To further enhance reservoir optimization, the Company has also developed the tools necessary to provide the operator with "intelligent completion" capabilities. This includes the ability to selectively control flow from multiple reservoirs in the same wellbore from a remote activation site on surface. In addition, through joint agreements with operators, the Company may also provide the equipment necessary to monitor downhole parameters such as temperature, pressure and reservoir flow to allow optimization of well productivity.

   In addition to tools that are designed to control sand migration, the Company also provides completion tools that are generally used in conventional completions in reservoirs that do not require sand control. These tools include production packers and other tools that are delivered through distribution networks located in key domestic markets and select international markets.

   Completion Fluids. The Company sells and recycles clear completion fluids and performs related fluid maintenance activities, such as filtration and reclamation. Completion fluids are used to control well pressure and facilitate other completion activities, while minimizing reservoir damage. The Company provides standardized completion fluids as well as a broad line of specially formulated and customized fluids for high demand wells.

   Completion fluids are clear brines of metallic salts, such as sodium, potassium and calcium chloride; sodium, calcium and zinc bromide; and sodium and potassium formate. All are available either as pure salt solutions or as combinations of these solutions for increased flexibility and greater cost-effectiveness. These fluids are solids-free, and therefore will not physically plug oil and natural gas reservoirs. In contrast, drilling mud, the fluid typically used during drilling and for some well completions contains solids to achieve densities greater than water. These solids plug the reservoir, causing reservoir damage and restricting the flow of oil and natural gas into the well. When completion fluids are placed into a well, they typically become contaminated with solids that are left in the well after drilling mud is displaced. To remove these contaminants, the Company deploys filtering equipment and technicians that work in conjunction with the Company's on-site fluid engineers to maintain the solids-free condition of the completion fluids throughout the project. The Company provides an entire range of completion fluids, as well as all support services needed to properly apply completion fluids in the field, including filtration, on-site engineering, additives and rental equipment.

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

   The Company maintains a fleet of mobile cement pumping equipment for onshore operations. Offshore operations are performed with skid-mounted cement pumping units primarily using the Company's Recirculating Averaging Mixer ("RAM"). Most cementing units are equipped with computerized systems that allow for real-time monitoring and control of the cementing processes.

   Principal materials utilized in pressure pumping include cement, fracturing proppants, acid, guar polymers and other bulk chemical additives. Generally these items are available from several suppliers, and the Company uses more than one supplier for each item. The Company also produces certain of its specialized pressure pumping products through company-owned blending facilities in Germany, Singapore, Canada, the U.S. and Brazil. Sufficient material inventories are generally maintained to allow the Company to provide on-call services to its customers to whom the materials are sold in the course of providing pressure pumping services. Repair parts and maintenance items for pressure pumping equipment are carried in inventory at levels that the Company believes will allow continued operations without significant downtime caused by parts shortages. The Company has experienced only intermittent tightness in supply or extended lead times in obtaining necessary supplies of these materials or replacing equipment parts and does not anticipate any chronic shortage of any of these items in the foreseeable future.

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

Engineering and Support Services

   The Company maintains three primary research and development centers - one in Tomball, Texas (near Houston), one in Houston, Texas and the other in Calgary, Alberta. The Company's research and development organization is divided into six distinct areas: Product Development, Software Applications, Instrumentation Engineering, Mechanical Engineering, Coiled Tubing Engineering and Completion Tools Engineering.

   Product Development. The product development laboratory specializes in developing products with enhanced performance characteristics in the fracturing, acidizing, sand control and cementing operations (i.e., "frac fluids" and "cement slurries"). As fluids must perform under a wide range of downhole pressures, temperatures and other conditions, this process is a critical element in developing products to meet customer needs.

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

   Completion Tools Engineering. The completions tools research facility specializes in the designing, manufacturing and testing of completion tools. Since the Company's tools are often installed miles below the earth's surface, it is critical that potential design flaws be diagnosed and prevented prior to installation. Measurements of different raw materials, operating conditions and design specifications are used in determining optimal tool configuration.

Manufacturing

   In addition to the engineering facility, the Company's research and technology center near Houston also houses its main equipment and instrumentation manufacturing facility. This operation currently occupies approximately 353,000 square feet and includes complete fabrication, pump manufacturing, assembly, warehousing, laboratory, training and engineering capabilities. The Company produces certain components required for the assembly of downhole completion tools at a manufacturing facility in Mansfield, Texas. The Company also has smaller manufacturing capabilities in several international locations. The Company employs outside vendors for manufacturing of its coiled tubing units, engine and transmission rebuilding, and certain fabrication work, but is not dependent on any one source.

Competition

   Pressure Pumping Services. There are two primary companies with which the Company competes in pressure pumping services, Halliburton Energy Services, a division of Halliburton Company, and Schlumberger Ltd. These companies have operations in most areas of the U.S. in which the Company participates and in most international regions. It is estimated that, exclusive of "captive" service companies, these two competitors, along with the Company, provide over 90% of pressure pumping services to the industry. Several smaller companies compete with the Company in certain areas of the U.S. and in certain international locations. The principal methods of competition which apply to the Company's business are its prices, service record and reputation in the industry. While Halliburton Energy Services and Schlumberger are larger in terms of overall pressure pumping revenues, the Company has the largest market share position in certain areas.

   Other Oilfield Services. The Company believes that it is one of the largest suppliers of tubular services in the U.K. North Sea and has expanded such services into other international markets in the past several years. The largest provider of tubular services is Weatherford International, Inc. In the U.K., tubular services are typically provided under long-term contracts which limit the opportunities to compete for business until the end of the contract term. In continental Europe, shorter-term contracts are typically available for bid by the provider of tubular services. The Company believes it is the largest provider of commissioning and leak detection services and one of the largest providers of pipeline inspection services. In specialty chemical services, there are several competitors significantly larger than the BJ Unichem division. The Company's principal competitors in completion fluids are Baroid Corporation, a subsidiary of Halliburton Company; M-I LLC, a joint venture of Smith International, Inc. and Schlumberger Limited; and Tetra Technologies, Inc. The Company's principal competitors in completion tools are Halliburton Energy Services, a division of Halliburton Company; Schlumberger Limited, and Baker Hughes Incorporated.

Markets and Customers

   Demand for the Company's services and products depends primarily upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity worldwide.

   The Company's principal customers consist of major and independent oil and natural gas producing companies. During 2002, the Company provided oilfield services to several thousand customers, none of which accounted for more than 5% of consolidated revenues. While the loss of certain of the Company's largest customers could have a material adverse effect on Company revenues and operating results in the near term, management believes the Company would be able to obtain other customers for its services in the event of a loss of any of its largest customers.

   United States. The United States represents the largest single oilfield services market in the world. The Company provides its pressure pumping services to its U.S. customers through a network of over 50 locations throughout the U.S., a majority of which offer both cementing and stimulation services. Demand for the Company's pressure pumping services in the U.S. is primarily driven by oil and natural gas drilling activity, which tends to be extremely volatile depending on the current and anticipated prices of oil and natural gas. Due to aging oilfields and lower-cost sources of oil internationally, drilling activity in the U.S. has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986 and 1992 and again in

1999. Despite a recovery in the latter half of fiscal 1999, the U.S. average fiscal 1999 rig count of 601 active rigs represented the lowest in recorded history. The recovery in U.S. drilling, however, continued throughout fiscal 2000 and 2001 due to exceptionally strong oil and natural gas prices, yet drilling activity retreated in fiscal 2002. For the 12 months ended September 30, 2002, the active U.S. rig count averaged 870 rigs, a 26% decrease from fiscal 2001. Much of the decrease occurred in the number of rigs drilling for natural gas, which decreased 23% from the previous fiscal year. Crude oil and natural gas prices have stabilized over the past several months and U.S. drilling activity has leveled out. The Company's management believes that such activity will remain flat for the next six months and increase moderately in the second half of fiscal 2003. During fiscal 2002, the Company expanded its deepwater offshore stimulation capabilities in the Gulf of Mexico through the acquisition of OSCA, which added two stimulation vessels, and the commissioning of the "Blue Ray" stimulation vessel in November 2001.

   International. The Company operates in over 40 countries in the major international oil and natural gas producing areas of Latin America, Europe, Africa, Russia, Asia, Canada and the Middle East. The Company generally provides services to its international customers through wholly-owned foreign subsidiaries. Additionally, the Company holds certain controlling and minority interests in several joint venture companies, through which it conducts a portion of its international operations. The Company's Canadian operations now represent its largest international operation with approximately 11% of consolidated revenue in fiscal 2002.

   Drilling activity outside North America has historically been less volatile than the U.S. market. Due to the significant investment and complexity in international projects, management believes drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective with regard to oil and natural gas pricing. Additionally, the international market is dominated by major oil companies and national oil companies which tend to have different objectives and more operating stability than the typical independent producer in North America. International activities have been increasingly important to the Company's results of operations since 1992, when the Company implemented a strategy to expand its international presence. During fiscal 2001, the Company completed expansion projects in Saudi Arabia, Kazakhstan and West Africa. In 2002, the Company expanded in Russia through the purchase of additional workover rigs and enhanced its market position in the Brazilian offshore market with the addition of the "Blue Shark" stimulation vessel. In addition, the Company expanded its service offering in Brazil through the acquisition of OSCA, and by acquiring the assets and business of a leading provider of coiled tubing services.

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

Employees

   At September 30, 2002, the Company had a total of 11,130 employees. Approximately 62% of the Company's employees were employed outside the United States. At September 30, 2002, the Company had a sufficient number of trained employees to meet customer requirements. However, in times of rapidly expanding activity temporary labor shortages may occur.

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

   The Company has implemented and continues to implement various procedures to further assure its compliance with environmental regulations. Such procedures generally pertain to the operation of underground storage tanks, disposal of empty chemical drums, improvement to acid and wastewater handling facilities and cleaning of certain areas at the Company's facilities. The estimated future cost for such procedures is $5.0 million, which will be incurred over a period of several years, and for which the Company has provided appropriate reserves. In addition, the Company maintains insurance for certain environmental liabilities which the Company believes is reasonable based on its knowledge of the industry.

   The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," imposes liability without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. Certain third-party owned disposal facilities used by the Company or its predecessors have been investigated under state and federal Superfund statutes, and the Company is currently named as a potentially responsible party for cleanup at three such sites. Although the Company's level of involvement varies at each site, in general, the Company is one of numerous parties named and will be obligated to pay an allocated share of the cleanup costs. While it is not feasible to predict the outcome of these matters with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on the Company's operations or financial position.

Research and Development; Patents

   Research and development activities for pressure pumping services are directed primarily toward improvement of existing products and services and the design of new products and processes to meet specific customer needs. The Company currently holds numerous patents of varying remaining durations relating to products and equipment used in its pumping services business. While such patents, in the aggregate, are important to maintaining the Company's competitive position, no single patent is considered to be of a critical or essential nature.

   To remain competitive, the Company devotes significant resources to developing technological improvements to its pumping services products. Many of these improvements have centered on improving products in fracturing systems and, more recently, in deepwater cementing applications.

   In 1991, the Company introduced a borate-based fracturing fluid, Spectra Frac(R) G, which is being widely used in the U.S. stimulation market and the North Sea. In 1993, this product was complemented with two additional fracturing fluids, Spartan Frac(R) and Medallion Frac(R), which have expanded the Company's services line offering to cover a broader range of economic and downhole design variables. During 1994, the Company commercialized a proprietary enzyme process used in conjunction with the three fracturing fluids. These "enzyme breakers" significantly enhance the production of oil and natural gas in a wide range of wells. During 1998, the Company introduced a low polymer fracturing fluid (Vistar(TM)) designed to provide greater fracture length with minimal polymer residue. This product has been successfully utilized in a wide variety of applications since 1998. During 1999 and 2000, the Company successfully field tested in the U.S. a low and mid stress range deformable particle (FlexSand(TM)) designed to prevent proppant flowback and extend the life of the fracturing treatment. During 2001 and 2002, the Company commercialized the FlexSand(TM) additive globally and successfully field tested a high stress range version of the deformable particle.

   To address the trend towards more deepwater completions, the Company has developed DeepSet(TM), a cementing system designed to handle low sea floor temperatures, and further commercialized automated foam cementing equipment designed to address shallow water flows typically found in deepwater environments.

   During 2000 and 2001, the Company successfully field tested and commercialized the TST-3(TM) service tool packer. This packer provides the latest in service tool technology and operational efficiency. During 2001 and 2002, the Company successfully field tested and commercialized a composite drillable bridge plug, the Python(TM). The Python(TM) plug performs at temperatures to 375(degrees)F and differential pressures greater than 10,000 pounds per square inch.

   The testing and development of new products is an integral part of the Company's pipeline inspection and coiled tubing businesses. Developments include a MFL corrosion inspection tool; ROTO-JET(R), a tool for use in wellbore scale removal; the SandVac(TM)/Well Vac(TM) treatment tool (a licensed tool incorporating a hydraulic jet pump to effectively remove sand and other particles hindering production from the wellbore); the Tornado(TM) treatment tool (a patent pending tool employing switchable rearward facing jets that can be used to remove sand from deviated wellbores at much higher efficiencies than previously obtainable); and various downhole tools and other technologies used in directional drilling applications using coiled tubing. During 2001 and 2002, the Company globally commercialized the LEGS(TM) (lateral entry guidance system) tool for use with coiled tubing re-entry into vertical and horizontal wells containing lateral wellbores. The LEGS(TM) tool provides the technology to locate and successfully enter laterals for workover operations in existing wells. Additionally, the Company operates under various license arrangements, generally ranging from 10 to 20 years in duration, relating to certain products or techniques. None of these license arrangements is material.

   During 2002, the Company actively marketed Liquid Stone(TM), a patented storable cement slurry, as a primary cementing method in both land and offshore operations. Liquid Stone(TM) technology produces a high quality, fit-for-purpose cement slurry that can be stored in a liquid state for a period of days or weeks prior to placement in the well.

   During 2002, the Company actively marketed its patented AquaCon(TM) Relative Permeability Modifier (RPM) technology for water control and production enhancement applications. AquaCon(TM) is a unique and versatile RPM system that is effective in both matrix and fracturing treatment applications, and in both sandstone and carbonate formations.

   The Company intends to continue to devote significant resources to its research and development efforts. For information regarding the amounts of research and development expenses for each of the three fiscal years ended September 30, 2002, see Note 11 of the Notes to Consolidated Financial Statements.

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

   Risks of Economic Downturn. Because of the recent economic downturn in the United States and many foreign economies as well as hostilities following September 11, 2001, there may be decreased demand and lower prices for oil and natural gas and therefore for our products and services. Our customers are generally involved in the energy industry, and if these customers experience a business decline, we may be subject to increased exposure to credit risk. If an economic downturn occurs, our results of operations may be adversely affected.

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

   Other Risks. Other risk factors that could cause actual results to be different from the results we expect include:

  . weather conditions that affect operating conditions in the oil and natural gas industry,

  .   changes in environmental laws and other governmental regulations and

  . changes in the conduct of business, logistics, supply, transportation and security measures in effect since September 11, 2001.

   Many of these risks are beyond the control of the Company. In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries we serve and under current economic and political conditions. Except as required by applicable law, we do not assume any responsibility to publicly update any of our forward-looking statements.

Available Information

   The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act are made available free of charge on the Company's internet website at http://www.bjservices.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Executive Officers of the Registrant

   The current executive officers of the Company and their positions and ages are as follows:

       Name         Age                  Position with the Company                   Since
       ----         ---                  -------------------------                   -----
J. W. Stewart...... 58  Chairman of the Board, President and Chief Executive Officer 1990
David Dunlap....... 41  Vice President and President - International Division        1995
Mark Hoel.......... 44  Vice President--Technology and Logistics                     2002
Brian McCole....... 43  Controller                                                   2002
Margaret B. Shannon 53  Vice President--General Counsel                              1994
Jeffrey E. Smith... 40  Treasurer                                                    2002
T. M. Whichard..... 44  Vice President--Finance and Chief Financial Officer          2002
Kenneth A. Williams 52  Vice President and President - U.S. Division                 1991
Stephen A. Wright.. 55  Director of Human Resources                                  1987

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

   Mr. Hoel joined the Company in 1992 as an Account Manager and was named Region Sales Manager in 1993. He previously served as Vice President of Sales for the U.S. Western Division, prior to being named Vice
President--Manufacturing and Logistics in 2002.

   Mr. McCole originally joined the Company as Director of Internal Audit in 1991. He also served as Controller of the Asia Pacific Region and Controller of the Unichem division. He left the Company in 1998 and returned in 2001 to serve as Director of Internal Audit until becoming Controller in 2002.

   Ms. Shannon joined the Company in 1994 as Vice President--General Counsel from the law firm of Andrews & Kurth L.L.P., where she had been a partner since 1984.

   Mr. Smith joined the Company in 1990 as Financial Reporting Manager. He also served as Director, Financial Planning. In 1997 he was promoted to Director, Business Development, a position he held until being named Treasurer in 2002. Prior to joining BJ Services, he held various positions with Baker Hughes Incorporated.

   Mr. Whichard joined the Company as Tax and Treasury Manager in 1989 from Weatherford International and was named Treasurer in 1992 and Vice President in 1998. Prior to being named Vice President, Finance and Chief Financial Officer in 2002, he served in various positions including Treasurer, Tax Director and Assistant Treasurer.

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

ITEM 2.  Properties

   The Company's properties consist primarily of pressure pumping and blending units and related support equipment such as bulk storage and transport units. Although a portion of the Company's U.S. pressure pumping and blending fleet is being utilized through a servicing agreement with an outside party, the majority of its worldwide fleet is owned and unencumbered. The Company's tractor fleet, most of which is owned, is used to transport the pumping and blending units. The majority of the Company's light duty truck fleet, both in the U.S. and international operations, is also owned.

   The Company both owns and leases regional and district facilities from which pressure pumping services and other oilfield services are provided to land-based and offshore customers. The Company's principal executive offices in Houston, Texas are leased. The technology and research centers located near Houston, Texas and Calgary, Alberta are owned by the Company, as are blending facilities located in Germany, Singapore and Canada. The Company owns and operates a calcium chloride manufacturing plant in Geismar, Louisiana. This facility neutralizes hydrochloric acid with calcium carbonate, generating industrial strength, technical grade calcium chloride. The Company leases a 37,000 square foot facility in Mansfield, Texas that houses the manufacturing of components for the assembly of its downhole completion tools. The Company operates several stimulation vessels, including one which is owned in the North Sea and five in South America and four in the Gulf of Mexico on which the hulls are leased. The Company believes that its facilities are adequate for its current operations. For additional information with respect to the Company's lease commitments, see Note 10 of the Notes to Consolidated Financial Statements.

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

   Through acquisition the Company assumed responsibility for certain claims and proceedings made against Western, Nowsco and OSCA in connection with their businesses. Some, but not all, of such claims and proceedings will continue to be covered under insurance policies of the Company's predecessors that were in place at the time of the acquisitions. Although the outcome of the claims and proceedings against the Company (including Western, Nowsco and OSCA) cannot be predicted with certainty, management believes that there are no existing claims or proceedings that are likely to have a materially adverse effect on the Company. See Government and Environmental Regulation under Item 1, Business above.

  Chevron Phillips Litigation

   On July 10, 2002, Chevron Phillips Chemical Company ("Chevron Phillips") filed a lawsuit against BJ Services Company ("BJ") for patent infringement in the United States District Court for the Southern District of Texas (Corpus Christi). The lawsuit relates to a patent issued in 1992 to the Phillips Petroleum Company ("Phillips"). This patent (the '477 patent) relates to a method for using enzymes to decompose drilling mud. Although BJ has its own patents for remediating damage resulting from drill-in fluids (as opposed to drilling muds) in oil and gas formations (products and services for which are offered under the "Mudzyme" mark), we approached Phillips for a license of the '477 patent. BJ was advised that Phillips had licensed this patent on an exclusive basis to Geo-Microbial Technologies, Inc. ("GMT"), a company co-owned by a former Phillips employee who is one of the inventors on the '477 patent, and that BJ should deal with GMT in obtaining a sublicense. BJ entered into a five (5) year sublicense agreement with GMT in 1997.

   Early in 2000, Phillips advised BJ that Phillips had reportedly terminated the license agreement between Phillips and GMT for non-payment of royalties and that BJ's sublicense had also terminated. Even though BJ believes that its sublicense with GMT has not been properly terminated and BJ's Mudzyme treatments may not be covered by the '477 patent, in 2000, BJ stopped offering its enzyme product for use on drilling mud and drill-in fluids in the U.S. Nevertheless, Chevron Phillips is claiming that the use of enzymes in fracturing fluids and other applications in the oil and gas industry falls under the '477 patent. Further, even though their patent is valid only in the United States, Chevron Phillips is requesting that the court award it damages for BJ's use of enzymes in foreign countries on the theory that oil produced from wells treated with enzymes is being imported into the United States.

   BJ disputes Chevron Phillips' interpretation of the '477 patent and its theory of damages, and will vigorously defend itself against the allegations. Further, it is BJ's position that Phillips should be bound by the terms of the sublicense agreement between BJ and GMT. As with any lawsuit, the outcome of this case is uncertain. Given the scope of the claims made by Chevron Phillips, an adverse ruling against BJ could result in a substantial verdict. However, BJ management does not presently believe it is likely that the results of this litigation will have a material adverse impact on BJ's financial position or the results of our operations.

  Halliburton - Python Litigation

   On June 27, 2002, Halliburton Energy Services, Inc. filed suit against BJ and Weatherford International, Inc. for patent infringement in connection with drillable bridge plug tools. These tools are used to isolate portions of a well for stimulation work, after which the plugs are milled out using coiled tubing or a workover rig. Halliburton claims that tools offered by BJ (under the trade name "Python") and Weatherford infringed two of its patents for a tool constructed of composite material. The lawsuit has been filed in the United States District Court for the Northern District of Texas (Dallas). Halliburton has requested that the District court issue a temporary restraining order against both Weatherford and BJ to prevent either company from selling competing tools. In addition, Halliburton has requested expedited discovery and a hearing on a preliminary injunction. BJ and Weatherford have filed responses to the various Halliburton requests and the matter is currently under consideration by the Court.

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

  Halliburton - Vistar Litigation

   On March 17, 2000, BJ Services Company filed a lawsuit against Halliburton Energy Services in the United Sates District Court for the Southern District of Texas (Houston). In the lawsuit BJ alleged that a well fracturing fluid system used by Halliburton infringes a patent issued to BJ in January 2000 for a method of well fracturing referred to by BJ as "Vistar(TM)". This case was tried in March and April of 2002. The jury reached a verdict in favor of BJ on April 12, 2002. The jury determined that BJ's patent was valid and that Halliburton's competing fluid system, Phoenix, infringed the BJ patent. The District Court has entered a judgment for $101.1 million and a permanent injunction preventing Halliburton from using its Phoenix system. The case is now on appeal to the Court of Appeals for the Federal Circuit in Washington, D.C.

  Newfield Litigation

   On April 4, 2002, a jury rendered a verdict adverse to OSCA in connection with litigation pending in the United States District Court for the Southern District of Texas (Houston). The lawsuit arose out of a blowout that occurred in 1999 on an offshore well owned by Newfield Exploration. The jury determined that OSCA's negligence caused or contributed to the blowout and that it was responsible for 86% of the damages suffered by Newfield. The total damage amount awarded to Newfield was $15.5 million. OSCA's share of the judgment would be $13.3 million. The Court has delayed entry of the final judgment in this case pending the completion of the related insurance coverage litigation filed by OSCA against certain of its insurers and its former insurance broker. The Court elected to conduct the trial of the insurance coverage issues based upon the briefs of the parties. The briefs have been submitted and the parties are awaiting a ruling from the Court. In the interim, the related litigation filed by OSCA against its former insurance brokers for errors and omissions in connection with the policies at issue in this case has been stayed. Great Lakes Chemical Corporation, which formerly owned the majority of the outstanding shares of OSCA, has agreed to indemnify BJ for 75% of any uninsured liability in excess of $3 million arising from the Newfield litigation. The Company believes it is adequately reserved for this contingency.

ITEM 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted for stockholders' vote during the fourth quarter of the fiscal year ended September 30, 2002.

                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

   The Common Stock of the Company began trading on The New York Stock Exchange in July 1990 under the symbol "BJS". At December 2, 2002 there were approximately 3,175 holders of record of the Company's Common Stock.

   The following table sets forth for the periods indicated the high and low sales prices per share for the Company's Common Stock reported on the NYSE composite tape. All amounts prior to the 2 for 1 stock split effective May 31, 2001 have been retroactively restated to reflect the increased number of common shares outstanding resulting from the stock split.

                                                       Common Stock
                                                        Price Range
                                                       -------------
                                                        High   Low
                                                       ------ ------
            Fiscal 2001
               1st Quarter............................ $36.50 $24.00
               2nd Quarter............................  43.10  30.50
               3rd Quarter............................  41.95  27.75
               4th Quarter............................  28.82  14.55
            Fiscal 2002
               1st Quarter............................  34.05  16.85
               2nd Quarter............................  35.90  25.30
               3rd Quarter............................  39.49  31.75
               4th Quarter............................  35.19  23.00
            Fiscal 2003
               1st Quarter (through December 2, 2002).  34.79  24.31

   Since its initial public offering in 1990, BJ Services has not paid any cash dividends to its stockholders. The Company expects that, for the foreseeable future, any earnings will be retained for the development of the Company's business or used for the share repurchase program discussed below and, accordingly, no cash dividends are expected to be declared on the Common Stock. At September 30, 2002, there were 173,755,324 shares of Common Stock issued and 156,795,191 shares outstanding. On March 22, 2001, the Company's Board of Directors approved a 2 for 1 stock split, which was effected on May 31, 2001 in the form of a stock dividend, for holders of record on May 17, 2001. On December 19, 1997, the Company's Board of Directors authorized a stock repurchase program of up to $150 million (subsequently increased to $300 million in May 1998, to $450 million in September 2000, to $600 million in July 2001 and again to $750 million in October 2001). Repurchases are made at the discretion of the Company's management and the program will remain in effect until terminated by the Company's Board of Directors. Under this program, the Company has repurchased 12,792,800 shares at a cost of $219.4 million through fiscal 2000, 7,014,200 shares at a cost of $177.5 million during fiscal 2001, and 4,376,000 shares at a cost of $102.1 million in fiscal 2002.

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

   The notes are convertible into BJ Services common stock at an initial rate of 14.9616 shares for each $1,000 face amount note. This rate results in an initial conversion price of $52.85 per share (based on purchaser's original issue discount) and represents a premium of 45% over the April 18, 2002 closing sale price of the Company's common stock on the New York Stock Exchange of $36.45 per share. The Company has the option to settle notes that are surrendered for conversion using cash. Generally, except upon the occurrence of specified events, including a credit rating downgrade to below investment grade, holders of the notes are not entitled to exercise their conversion rights until the Company's stock price is greater than a specified percentage (beginning at 120% and declining to 110% at the maturity of the notes) of the accreted conversion price per share. At September 30, 2002, the accreted conversion price per share would have been $53.11.

   The Company has a Stockholder Rights Plan (the "Rights Plan") designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. The Rights Plan was amended September 26, 2002, to extend the expiration date of the Rights to September 26, 2012 and increase the purchase price of the Rights. Under this plan, as amended, each outstanding share of Common Stock includes one-quarter of a preferred share purchase right ("Right") that becomes exercisable under certain circumstances, including when beneficial ownership of Common Stock by any person, or group, equals or exceeds 15% of the Company's outstanding Common Stock. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $520, subject to adjustment under certain circumstances. As a result of stock splits effected in the form of stock dividends in 1998 and 2001, one Right is associated with four outstanding shares of Common Stock. The purchase price for the one-fourth of a Right associated with one share of Common Stock is effectively $130. Upon the occurrence of certain events specified in the Rights Plan, each holder of a Right (other than an Acquiring Person) will have the right, upon exercise of such Right, to receive that number of shares of Common Stock of the Company (or the surviving corporation) that, at the time of such transaction, would have a market price of two times the purchase price of the Right. No shares of Series A Junior Participating Preferred Stock have been issued by the Company at September 30, 2002.

   Information concerning securities authorized for issuance under equity compensation plans is set forth in the section entitled "Executive Compensation" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 22, 2003, which section is incorporated herein by reference. Under the Company's Employee Stock Purchase Plan for the year ended September 30, 2002, 661,215 shares of Common Stock were issued at a price of $15.12 per share.

ITEM 6.  Selected Financial Data

   The following table sets forth certain selected historical financial data of the Company. The selected operating and financial position data as of and for each of the five years in the period ended September 30, 2002 have been derived from the audited consolidated financial statements of the Company, some of which appear elsewhere in this Annual Report. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto which are included elsewhere herein.

                                                    As of and For the Year Ended September 30,
                                            ----------------------------------------------------------
                                            2002(1)(3)     2001        2000       1999(2)      1998
                                            ----------  ----------  ----------  ----------  ----------
                                                     (in thousands, except per share amounts)
Operating Data:
   Revenue................................. $1,865,796  $2,233,520  $1,555,389  $1,131,334  $1,527,468
   Operating expenses, excluding unusual
     charges and goodwill amortization.....  1,602,737   1,683,561   1,346,667   1,092,879   1,289,295
   Goodwill amortization...................                 13,739      13,497      13,525      13,824
   Unusual charges(4)......................                                         39,695      26,586
   Operating income (loss).................    263,059     536,220     195,225     (14,765)    197,763
   Interest expense........................     (8,979)    (13,282)    (19,968)    (31,365)    (25,685)
   Other income (expense), net.............     (3,394)      3,676      (1,550)        613        (772)
   Income tax expense (benefit)............     86,199     179,922      57,307     (15,221)     54,654
   Net income (loss).......................    166,495     349,259     117,976     (29,688)    117,400
   Earnings (loss) per share(5):
       Basic...............................       1.06        2.13          74        (.21)         79
       Diluted.............................       1.04        2.09          70        (.21)         72
   Depreciation and amortization...........    104,915     104,969     102,018      99,800      91,497
   Capital expenditures(6).................    179,007     183,414      80,518     110,566     167,961
Financial Position Data (at end of period):
   Property, net........................... $  798,956  $  676,445  $  585,394  $  659,717  $  602,028
   Total assets............................  2,442,370   1,985,367   1,785,233   1,824,764   1,743,701
Long-term debt, excluding current
  maturities...............................    489,062      79,393     141,981     422,764     241,869
   Stockholders' equity....................  1,418,628   1,370,081   1,169,771     877,089     900,064

--------
(1) Includes the effect of the acquisition of OSCA, Inc. in May 2002, which was accounted for as a purchase in accordance with generally accepted accounting principles. For further details, see Note 3 of the Notes to Consolidated Financial Statements.
(2) Includes the effect of the acquisition of Fracmaster in June 1999, which was accounted for as a purchase in accordance with generally accepted accounting principles.
(3) The Company ceased amortizing goodwill on October 1, 2001 in accordance with its adoption of Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets". For further details, see Note 2 of the Notes to Consolidated Financial Statements.
(4) Unusual charges represent nonrecurring costs associated with the downturn in oilfield drilling activity in 1999 and 1998.
(5) Earnings per share amounts have been restated for all periods presented to reflect the increased number of common shares outstanding resulting from the 2 for 1 stock splits effective January 30, 1998 and May 31, 2001.
(6) Excluding acquisitions of businesses.

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

   Due to "aging" oilfields and lower-cost sources of oil internationally, drilling activity in the United States has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986, 1992 and again in early 1999. Despite a recovery in the latter half of fiscal 1999, the U.S. average fiscal 1999 rig count of 601 active rigs represented the lowest in history. A recovery in U.S. drilling occurred in fiscal 2000 and 2001 due to exceptionally strong oil and natural gas prices, yet drilling activity retreated in fiscal 2002. For the 12 months ended September 30, 2002, the active U.S. rig count averaged 870 rigs, a 26% decrease from fiscal 2001 and a 3% increase over fiscal 2000. Much of the decrease occurred in the number of rigs drilling for natural gas, which for fiscal 2002 decreased 23% from the previous fiscal year. Crude oil and natural gas prices have stabilized over the past several months and U.S. drilling activity has leveled out. The Company's management believes that such activity will remain flat for the next six months and increase moderately in the second half of fiscal 2003.

   Drilling activity outside North America has historically been less volatile than domestic drilling activity. International drilling activity also reached record low levels during 1999 due to low oil prices during most of the year. While Canadian drilling activity began to recover during the latter part of fiscal 1999, activity in most of the other international regions did not begin to significantly recover until the latter half of fiscal 2001. Active international drilling rigs (excluding Canada) averaged 730 rigs during fiscal 2002, a decrease of 1% from fiscal 2001. Canadian drilling activity declined in fiscal 2002 averaging 265 active drilling rigs, down 27% from the previous fiscal year. The Company expects international drilling activity (including Canada) in fiscal 2003 to be consistent with levels experienced in fiscal 2002.

Critical Accounting Policies

   The Company has defined a critical accounting policy as one that is both important to the portrayal of the Company's financial condition and results of operations and requires the management of the Company to make difficult, subjective or complex judgments. Estimates and assumptions about future events and their effects cannot be perceived with certainty. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. The Company believes the following are the most critical accounting policies used in the preparation of the Company's consolidated financial statements and the significant judgments and uncertainties affecting the application of these policies. For information concerning the Company's other significant accounting policies, see Note 2 of the Notes to Consolidated Financial Statements.

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

   Contingencies: Contingencies are accounted for in accordance with the Financial Accounting Standards Board's SFAS No. 5, "Accounting for Contingencies" ("SFAS No. 5"). SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to the issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as environmental, legal, and income tax matters requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, our results of operations may be over or understated.

Acquisition

   On May 31, 2002, the Company completed the acquisition of OSCA, Inc. ("OSCA"), a completion services (pressure pumping), completion tools and completion fluids company based in Lafayette, Louisiana, with operations primarily in the U.S. Gulf of Mexico, Brazil and Venezuela for a total purchase price of $470.6 million. See Note 3 of the Notes to the Consolidated Financial Statements for additional information regarding this acquisition.

Results of Operations

   The following table sets forth selected key operating statistics reflecting industry rig count and the Company's financial results:

                                                              2002      2001      2000
                                                            --------  --------  --------
Rig Count: (1)
   U.S.....................................................    870     1,172       842
   International...........................................    995     1,100       952
Consolidated revenue (in millions):........................ $1,865.8  $2,233.5  $1,555.4
Revenue by business segment (in millions):.................
   U.S./Mexico Pressure Pumping............................ $  898.7  $1,219.4  $  732.5
   International Pressure Pumping..........................    712.6     794.7     629.2
   Other Oilfield Services.................................    253.7     219.0     193.7
Percentage of gross profit to revenue (2)..................     23.1%     32.0%     22.2%
Percentage of research and engineering expense to revenue..      2.0%      1.5%      1.7%
Percentage of marketing expense to revenue.................      3.4%      2.8%      3.4%
Percentage of general and administrative expense to revenue      3.6%      3.0%      3.6%
Consolidated operating income (in millions):............... $  263.1  $  536.2  $  195.2
Operating income by business segment (in millions)(R) (3)..
   U.S./Mexico Pressure Pumping............................ $  189.1  $  425.1  $  136.7
   International Pressure Pumping..........................     72.1     126.9      67.3
   Other Oilfield Services.................................     30.2      34.4      23.0

--------
(1) Industry estimate of drilling activity as measured by average active drilling rigs.
(2) Gross profit represents revenue less cost of sales and services.
(3) Operating income by segment excludes goodwill amortization. See Note 8 of the Notes to the Consolidated Financial Statements.

   Revenue: Due to declines in U.S. and Canadian drilling activity and pricing, the Company's revenue for fiscal 2002 declined 16% to $1.87 billion from record revenues recorded in fiscal 2001 of $2.23 billion. The fiscal 2001 revenues increased 44% over fiscal 2000 and reflected significant improvements in the U.S. market, in both activity and pricing. Management expects the Company's fiscal 2003 revenues to increase approximately 10% reflecting the fiscal 2002 acquisition of OSCA and an otherwise flat market.

   Operating Income: Operating income for fiscal 2002 was $263.1 million, a decrease of $273.2 million from the previous fiscal year. The Company's gross profit was $430.3 million in fiscal 2002, a decrease of 40% from fiscal 2001. The gross profit decline was primarily due to activity and pricing declines in the U.S. and Canadian markets. In addition there were increases in research and engineering, marketing and general and administrative expenses of $3.4 million primarily as a result of the acquisition of OSCA. These were offset by a $13.7 million decline in goodwill amortization as a result of the Company's adoption of SFAS 142, as described in Note 2 of the Notes to the Consolidated Financial Statements.

   For the year ended September 30, 2001, operating income was $536.2 million, an increase of $341.0 million over the previous fiscal year. The Company's gross profit was $713.8 million in fiscal 2001, an increase of

106.8% over fiscal 2000. The margin improvement was primarily a result of pricing improvement in the U.S., better equipment utilization and labor efficiencies. Partially offsetting the improved margins were increases in research and engineering, marketing and general and administrative expenses totaling $27.5 million due to increased costs to support the higher revenue level and higher employee incentive costs, which are based upon the Company's earnings and stock price performance. Each of these operating expenses, however, declined as a percentage of revenues.

   Other: Interest expense in 2002 decreased by $4.3 million compared to the previous year due to lower average debt levels throughout the year. Interest expense in 2001 decreased by $6.7 million compared to 2000 due to repayment of $82.7 million of debt with improved cash flow from operations. Interest income in 2002 was $2.0 million compared with $2.6 million in fiscal 2001 and $1.6 million in fiscal 2000. This income is derived from overnight investing of excess cash from operations.

   Other expense, net was $3.4 million in 2002 compared with other income, net of $3.7 million in fiscal 2001. Other expense in 2002 consists primarily of minority interest expense of $4.9 million offset partially by a $1.5 million gain resulting from an insurance recovery for Russian assets destroyed in a fire. Included in other income in 2001 was a non-recurring $12.9 million gain realized on the sale of a joint venture operation in Russia. Partially offsetting this gain was minority interest expense for the year of $6.8 million and a $1.7 million premium associated with the repurchase and retirement of $46 million of the Company's 7% notes maturing in 2006. Other expense, net in fiscal 2000 consisted primarily of minority interest expense of $3.3 million, which was partially offset by a settlement gain of $1.5 million recognized on the conversion of a pension plan in Canada.

   Income Taxes: The Company's effective tax rate has remained below the U.S. statutory rate during each of the past three years primarily as a result of profitability in international jurisdictions where the statutory tax rate is less than the U.S. rate, the availability of certain non-recurring tax benefits and the availability of tax benefits from the Company's reorganization pursuant to its initial public offering in 1990. The effective tax rate was 34.1% in 2002, 34.0% in 2001 and 32.7% in 2000.

  U.S./Mexico Pressure Pumping Segment

   The Company's U.S./Mexico pressure pumping revenues declined $320.7 million, or 26% in fiscal 2002 to $898.7 million from the previous year's record of $1.22 billion. The decline was primarily due to decreased drilling and workover activity which declined 26% and 14%, respectively, from the prior year and lower prices in the U.S. as the market weakened. The fiscal 2001 revenues represented a 66% increase over 2000 revenues. This increase occurred primarily due to increased drilling and workover activity, which increased 39% and 18%, respectively over the prior year, along with an average improvement in U.S. pricing for the Company's products and services of approximately 20%. In addition, revenue in the Company's Mexico operations increased by $16.9 million in fiscal 2001 compared to 2000 as a result of a new contract. Management believes that fiscal 2003 revenues generated by its U.S./Mexico pressure pumping operations will increase only slightly as activity levels are not expected to improve until the second half of fiscal 2003.

   Operating income for the Company's U.S./Mexico pressure pumping operations decreased $235.9 million, or 56% from the prior year to $189.1 million in fiscal 2002. The decrease was due primarily to decreased revenues resulting from the decline in drilling and workover activity and corresponding lower prices for the Company's products and services as the market weakened. The Company's average U.S. pricing declined approximately 7% from the previous fiscal year. Also contributing to the decline was increased labor costs as a percentage of revenue and higher depreciation resulting from the U.S. fleet recapitalization initiative, a program which began in late 1998 to rebuild and upgrade the Company's core fleet of fracturing pumping units in the U.S. Operating income for the Company's U.S./Mexico pressure pumping operations was $425.1 million in fiscal 2001, an increase of $288.4 million over fiscal 2000. The improvement was due primarily to increased activity, improved pricing, better equipment utilization, and labor efficiencies. Operating income for the Company's U.S./Mexico pressure pumping operations was $136.7 million in fiscal 2000.

  International Pressure Pumping Segment

   Revenue for the Company's international pressure pumping operations was $712.6 million in fiscal 2002, a decrease of $82.1 million, or 10% compared with the previous fiscal year. The revenue decrease is largely attributable to the Company's Canadian operations, with a 27% decrease in revenue corresponding to a 27% drop in drilling activity from the previous year. The Company also had a decrease in revenues in Latin America of 19% as compared to the prior year due primarily to activity declines in Argentina and Venezuela as a result of political uncertainties and economic declines. Revenue from operations in the Eastern Hemisphere (which includes the Company's operations in Europe and Africa, the Middle East, Asia Pacific, Russia and China) increased 5% year-over-year led by increases in the Middle East. Increased activity levels in India and Kazakstan are the main contributors to the Middle East growth. In fiscal 2001, revenue for the Company's international pressure pumping operations was $794.7 million, an increase of 26% compared with fiscal 2000. This was the result of an increase in Canadian gas drilling, increased stimulation activity in several international regions and contributions from international geographic expansions. Revenue for the Company's international pressure pumping operations was $629.2 million in fiscal 2000. Based on expected drilling and activity levels, revenues for the Company's international pressure pumping operations are expected to improve slightly in fiscal 2003 from 2002 levels.

   Operating income for the Company's international pressure pumping operations was $72.1 million for fiscal 2002, a decrease of $54.8 million, or 43% from the prior year primarily due to reduced activity in Canada and political uncertainties and economic declines in Argentina and Venezuela, combined with approximately $4 million of combined costs from the devaluation of Argentina's currency and severance costs incurred in connection with reductions in personnel in Canada and Latin America during the second quarter of fiscal 2002. The Eastern Hemisphere experienced a 4% decrease in operating income from fiscal 2001 primarily due to decreased profitability in the Europe and Africa region. As a result of the improved activity in fiscal 2001, operating income for the Company's international pressure pumping operations was $126.8 million, an increase of $59.5 million over the previous year. In addition to the increased activity, operating margins as a percentage of revenues improved from 11% in fiscal 2000 to 16% in fiscal 2001 due mostly to startup costs in selected international locations that negatively impacted operating margins in fiscal 2000. Operating income for the Company's international pressure pumping operations was $67.3 million in fiscal 2000.

  Other Oilfield Services Segment

   Revenue for the Company's other oilfield service lines, which consist of specialty chemicals, tubular services, process and pipeline services, completion tools and completion fluids, were $253.7 million in fiscal 2002, an increase of $34.7 million, or 16% over the previous year. Approximately $32 million of the increase relates to the completion fluids and completion tools service lines acquired with OSCA effective May 31, 2002. Other oilfield services revenues (excluding completion fluids and completion tools) increased 3% in fiscal 2002 as compared to the prior year. Tubular service revenues increased by 15% through activity improvements and expansion in West Africa and the Middle East. The process and pipeline and specialty chemicals division revenues were flat year-over-year.

   Operating income for the Company's other oilfield service lines decreased $4.2 million, or 12% from fiscal 2001 despite the year-over-year revenue increase due to reduced profit margins in process and pipeline services operations combined with $1.7 million of costs associated with the acquisition of OSCA, consisting primarily of the disposal of completion tools deemed obsolete as a result of the combination. Operating income for the Company's other oilfield service lines increased $11.4 million above fiscal 2000 figures to reach $34.4 million (15.7% of related revenue) for the year ended September 30, 2001. Operating income margins in the Company's tubular services and process and pipeline services lines benefited most from the increased revenue as they were better able to cover their relatively high fixed cost base. Operating income for these service lines was $23.0 million (11.9% of related revenue) in fiscal 2000.

Capital Resources and Liquidity

   At September 30, 2002, cash and cash equivalents equaled $84.7 million compared with $84.1 million and $6.5 million at the end of fiscal years 2001 and 2000, respectively.

   Net cash provided from operating activities for fiscal 2002 totaled $343.9 million, a decrease of $173.7 million compared with 2001 primarily due to reduced profitability, partially offset by the liquidation of working capital, particularly accounts receivable. Net cash provided from operating activities in fiscal 2001 increased $312.8 million from that of fiscal 2000 due primarily to higher profitability and $130.0 million of cash benefit resulting from the utilization of U.S. tax loss carryforwards. This was partially offset by increases in working capital, particularly accounts receivable, as a result of the revenue growth in North America.

   In fiscal 2002, cash flows used in investing activities totaled $647.6 million, primarily attributable to amounts required to fund acquisitions as well as the Company's capital expenditure needs. The 2002 capital spending of $179.0 million was used primarily for replacement and enhancement of U.S. fracturing equipment and expansion of stimulation and cementing services internationally. Net cash used for investing activities in fiscal 2001 was $188.7 million, compared to net cash provided by investing activities in 2000 of $43.7 million. Fiscal 2001 capital spending of $183.4 million was the largest portion of the net cash used for investing activities. Capital expenditures for fiscal 2001 increased $102.9 million from 2000 and were used to replace and enhance U.S. fracturing equipment and expand stimulation resources internationally.

   Capital expenditures for fiscal 2003 are expected to be at a level consistent with fiscal 2002 spending at approximately $180 million. The 2003 capital program is expected to consist primarily of spending for the enhancement of the Company's existing pressure pumping equipment, investment in the U.S. fracturing fleet recapitalization initiative and stimulation expansion internationally. The actual amount of 2003 capital expenditures will be primarily dependent on the availability of expansion opportunities and is expected to be funded by cash flows from operating activities and available credit facilities. Management believes cash flows from operating activities and available lines of credit, if necessary, will be sufficient to fund projected capital expenditures.

   Cash flows required to fund investing activities in fiscal 2002 exceeded cash flows from operations. The incremental cash requirements of the Company were funded with $400.1 million in proceeds, net of transaction costs, generated through the issuance of convertible senior notes on April 24, 2002. Other financing activities in fiscal 2002 include the purchase of 4.4 million shares of the Company's common stock at a cost of $102.1 million under a share repurchase program initially approved by the Company's Board of Directors in December 1997. The share repurchase program, as amended, authorizes purchases up to $750 million, $251.0 million of which was available for future purchase as of September 30, 2002. Cash flows used for financing activities for fiscal 2001 were $251.2 million, compared to cash flows of $245.9 million used for financing activities in fiscal 2000. In connection with the June 2001 replacement of its existing credit facility, the Company prepaid $30.3 million of borrowings that were outstanding under the term loan portion of the credit facility. Also in June 2001, the Company repurchased and retired $46 million of its 7% notes maturing in 2006 and recorded associated debt extinguishment costs of $1.7 million (classified as other expense), consisting mainly of a $1.3 million early payment premium. In addition to the repayment of debt during fiscal 2001, the Company purchased 7.0 million shares of its common stock at a cost of $177.5 million. In September 2000, the Company also repurchased 800,000 shares of its common stock at a cost of $22.8 million. Other financing activities in fiscal 2000 included a private placement of 8.1 million shares of common stock in October 1999 that generated proceeds of $144.0 million, which was used to pay outstanding debt. In connection with the private placement, the Company also entered into privately negotiated option agreements pursuant to which it repurchased an equivalent number of shares in April 2000 for a total of $149.0 million. In April 2000, the Company utilized proceeds of $143.5 million from the exercise of outstanding warrants, combined with borrowings under existing credit facilities, to fund the repurchase of these shares.

   Management strives to maintain low cash balances while utilizing available credit facilities to meet the Company's capital needs. Any excess cash generated has historically been used to pay down outstanding borrowings or fund the Company's share repurchase program. In June 2001, the Company replaced its existing credit facility with a new $400 million committed line of credit ("Committed Credit Facility"). The Committed Credit Facility consists of a $200 million, 364-day commitment that renews annually at the option of the lenders and a $200 million three-year commitment. The 364-day commitment that expired in June 2002 was renewed for an additional 364 days. There were no outstanding borrowings under the Committed Credit Facility at September 30, 2002.

   In addition to the Committed Credit Facility, the Company had $129.0 million in various unsecured, discretionary lines of credit at September 30, 2002, which expire at various dates in 2003. There are no requirements for commitment fees or compensating balances in connection with these lines of credit and interest on borrowings is based on prevailing market rates. There was $3.5 million and $14.0 million in outstanding borrowings under these lines of credit at September 30, 2002 and 2001, respectively.

   On April 24, 2002 the Company sold convertible senior notes with a face value at maturity of $516.4 million (gross proceeds of $408.4 million). The notes are unsecured senior obligations that rank equally in right of payment with all of the Company's existing and future senior unsecured indebtedness. The Company used the aggregate net proceeds of $400.1 million to fund a substantial portion of the purchase price of its acquisition of OSCA which closed on May 31, 2002 and for general corporate purposes.

   The notes will mature in 20 years and cannot be called by the Company for three years after issuance. The redemption price must be paid in cash if the notes are called. Holders of the notes can require the Company to repurchase the notes on the third, fifth, tenth and fifteenth anniversaries of the issuance. The Company has the option to pay the repurchase price in cash or stock. The issue price of the notes was $790.76 for each $1,000 in face value, which represents a yield to maturity of 1.625%. Of this 1.625% annual yield to maturity, 0.50% per year on the issue price will be paid semi-annually in cash for the life of the security.

   The notes are convertible into BJ Services common stock at an initial rate of 14.9616 shares for each $1,000 face amount note. This rate results in an initial conversion price of $52.85 per share (based on the purchaser's original issue discount) and represents a premium of 45% over the April 18, 2002 closing sale price of the Company's common stock on the New York Stock Exchange of $36.45 per share. The Company has the option to settle notes that are surrendered for conversion using cash. Generally, except upon the occurrence of specified events, including a credit rating downgrade to below investment grade, holders of the notes are not entitled to exercise their conversion rights until the Company's stock price is greater than a specified percentage (beginning at 120% and declining to 110% at the maturity of the notes) of the accreted conversion price per share. At September 30, 2002, the accreted conversion price per share would have been $53.11.

   In fiscal 2002, the Company entered into two long-term vessel charter operating lease agreements. Annual commitments under these agreements for the years ending September 30, 2003, 2004, 2005, 2006 and 2007 are $6.0 million, $6.1 million, $6.3 million, $6.0 million and $3.6 million, respectively, and $27.3 million in the aggregate thereafter.

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

   Due primarily to the April 2002 issuance of convertible senior notes, the Company's total interest-bearing debt increased to 25.8% of its total capitalization (total capitalization equals the sum of interest-bearing debt and stockholders' equity) at September 30, 2002, compared to 6.4% at September 30, 2001. The Committed Credit Facility includes various customary covenants and other provisions including the maintenance of certain profitability and solvency ratios, none of which materially restrict the Company's activities. Management believes that the Committed Credit Facility, combined with other discretionary credit facilities and cash flows from operations, provides the Company with sufficient capital resources and liquidity to manage its routine operations, meet debt service obligations and fund projected capital expenditures. If the discretionary lines of credit are not renewed, or if borrowings under these lines of credit otherwise become unavailable, the Company expects to refinance this debt by arranging additional committed bank facilities or through other long-term borrowing alternatives.

   The following table summarizes the Company's contractual cash obligations and other commercial commitments as of September 30, 2002 (in thousands):

                                                                    Payments Due by Period
                                                             ------------------------------------------
                                                             Less than                 4-5    After 5
Contractual Cash Obligations                         Total    1 Year     1-3 Years    Years    Years
----------------------------                       --------- ---------   ---------   -------  --------
Long term debt.................................... $489,062              $ 78,839             $410,223
Capital lease obligations.........................      256   $   256
Operating leases..................................  129,036    30,121      56,424    $14,318    28,173
Obligations under equipment financing arrangements  187,432    21,852      70,300     47,614    47,666
                                                   --------   -------    --------    -------  --------
Total Contractual Cash Obligations................ $805,786   $52,229    $205,563    $61,932  $486,062
                                                   ========   =======    ========    =======  ========

                                                             Amount of commitment expiration per period
                                                     Total   ------------------------------------------
                                                    Amounts  Less than                 4-5    Over 5
Other Commercial Commitments                       Committed  1 Year     1-3 Years    Years    Years
----------------------------                       --------- ---------   ---------   -------  --------
Standby Letters of Credit......................... $ 19,172   $19,087    $     85
Guarantees........................................   53,790    15,807      25,424    $ 8,177  $  4,382
                                                   --------   -------    --------    -------  --------
Total Commercial Commitments...................... $ 72,962   $34,894    $ 25,509    $ 8,177  $  4,382
                                                   ========   =======    ========    =======  ========

Accounting Pronouncements

   Effective October 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill no longer be amortized to earnings but instead must be reviewed for possible impairment. The Company ceased the amortization of goodwill beginning October 1, 2001. According to the requirements of SFAS 142, the Company performed a transitional fair value based impairment test on its goodwill and determined that fair value exceeded the recorded amount at October 1, 2001, therefore no impairment loss has been recorded. The Company's net goodwill balance at September 30, 2002 has been assessed by management to be fully recoverable.

   In August 2001, the Financial Accounting Standards Board "FASB" issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires entities to record the cumulative effect of a change in accounting principle in the income statement in the period of adoption. The Company will adopt SFAS 143 on October 1, 2002 and does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, while retaining many of the requirements of these two statements. Under SFAS 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from ongoing operations and the reporting entity will not have any significant continuing involvement in the discontinued operations prospectively. SFAS 144 is effective for fiscal years beginning after December 15, 2001. SFAS 144 is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets but may result in future dispositions being reported as discontinued operations to a greater extent than is currently permitted. The Company will adopt SFAS 144 on October 1, 2002.

   In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." The purpose of this statement is to update, clarify and simplify existing accounting standards. We adopted this statement effective April 30, 2002 and determined that it did not have any significant impact on our financial statements.

   In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 replaces accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

   In October 2002, the Financial Accounting Standards Board issued an Exposure Draft, Accounting for Stock-Based Compensation - Transition and Disclosure, that would amend FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). The purpose of the proposed amendment is to enable companies that choose to adopt the fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption and make available to investors better and more frequent disclosure about the cost of employee stock options. The FASB intends to issue the amendment by the end of 2002. Because the final rules are being debated and remain uncertain, the Company continues with the disclosure-only provisions of SFAS 123. See Note 12 of the Notes to the Consolidated Financial Statements for additional information regarding the Company's treatment of stock options.

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

  .   international political and security conditions,

  . conditions in the oil and natural gas industry, including drilling activity,

  .   fluctuating prices of crude oil and natural gas,

  . weather conditions that affect conditions in the oil and natural gas industry,

  . the business opportunities that may be presented to and pursued by the Company,

  . the Company's ability to expand the businesses of OSCA outside the U.S., and

  . changes in law or regulations and other factors, many of which are beyond the control of the Company.

   If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. Other than as required under the Securities laws, the Company does not assume a duty to update these forward looking statements. Please see "Risk Factors" included elsewhere in the Company's 2002 Annual Report on Form 10-K.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

   The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is to foreign currency fluctuations internationally and changing interest rates, primarily in the United States and Europe. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. If the floating rates were to increase by 10% from September 30, 2002 rates, the Company's combined interest expense to third parties would increase by a total of $1,688 each month in which such increase continued. At September 30, 2002, the Company had issued fixed-rate debt of $489.1 million. These instruments are fixed-rate and, therefore, do not expose the Company to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by $23.2 million if interest rates were to decline by 10% from their rates at September 30, 2002.

   Periodically, the Company borrows funds which are denominated in foreign currencies, which exposes the Company to market risk associated with exchange rate movements. There were no such borrowings denominated in foreign currencies at September 30, 2002. When necessary, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no foreign exchange contracts outstanding at September 30, 2002. All items described are non-trading and are stated in U.S. dollars (in thousands).

                                                      Expected Maturity Dates
                                                      ------------------------


                                                                                                    Fair Value
                                                                                                   September 30,
                                                       2003  2004  2005   2006 Thereafter  Total       2002
                                                      ------ ---- ------- ---- ---------- -------- -------------
SHORT TERM BORROWINGS
Bank borrowings; US $ denominated.................... $3,522                              $  3,522
   Average variable interest rate - 5.75% at
   September 30, 2002
LONG TERM BORROWINGS
Current leases; US $ denominated.....................    256                                   256
   Variable interest rate - 6.18% at September 30,
   2002
7% Series B Notes - US $ denominated.................             $78,839                   78,839   $ 86,410
   Fixed interest rate - 7%
1.625% Convertible Notes.............................                           $410,223   410,223    403,238
   US $ denominated
   Fixed interest rate - 1.625%

ITEM 8.  Financial Statements and Supplementary Data

                         INDEPENDENT AUDITORS' REPORT

Stockholders of BJ Services Company:

   We have audited the accompanying consolidated statements of financial position of BJ Services Company and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedule listed at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BJ Services Company and subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As discussed in Note 2 to the Consolidated Financial Statements, the Company changed its method of accounting for goodwill in 2002.

DELOITTE & TOUCHE LLP

Houston, Texas
November 21, 2002

                              BJ SERVICES COMPANY

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                              Year Ended September 30,
                                         ---------------------------------------
                                            2002          2001          2000
                                          ----------    ----------   ----------
                                         (in thousands, except per share amounts)
    Revenue............................. $1,865,796    $2,233,520    $1,555,389
    Operating Expenses:
       Cost of sales and services.......  1,435,540     1,519,722     1,210,299
       Research and engineering.........     36,475        34,268        27,078
       Marketing........................     64,095        63,266        53,011
       General and administrative.......     66,627        66,305        56,279
       Goodwill amortization............                   13,739        13,497
                                          ----------    ----------   ----------
           Total operating expenses.....  1,602,737     1,697,300     1,360,164
                                          ----------    ----------   ----------
    Operating income....................    263,059       536,220       195,225
    Interest expense....................     (8,979)      (13,282)      (19,968)
    Interest income.....................      2,008         2,567         1,576
    Other (expense) income, net.........     (3,394)        3,676        (1,550)
                                          ----------    ----------   ----------
    Income before income taxes..........    252,694       529,181       175,283
    Income tax expense..................     86,199       179,922        57,307
                                          ----------    ----------   ----------
    Net income.......................... $  166,495    $  349,259    $  117,976
                                          ==========    ==========   ==========
    Earnings Per Share:
       Basic............................ $     1.06    $     2.13    $      .74
       Diluted.......................... $     1.04    $     2.09    $      .70
    Weighted-Average Shares Outstanding:
       Basic............................    156,981       163,885       158,508
       Diluted..........................    160,736       167,080       168,700



                See Notes to Consolidated Financial Statements

                              BJ SERVICES COMPANY

                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                    ASSETS

                                                           September 30,
                                                       ---------------------
                                                          2002       2001
                                                       ---------- ----------
                                                          (in thousands)
   Current Assets:
    Cash and cash equivalents......................... $   84,727 $   84,103
    Receivables, less allowance for doubtful accounts:
      2002, $14,097; 2001, $10,376....................    364,214    475,715
    Inventories:
      Products........................................     95,540     67,744
      Work-in-process.................................      1,971      2,850
      Parts...........................................     62,339     64,544
                                                       ---------- ----------
        Total inventories.............................    159,850    135,138
    Deferred income taxes.............................     10,083     15,139
    Other current assets..............................     29,917     22,538
                                                       ---------- ----------
        Total current assets..........................    648,791    732,633
   Property:
    Land..............................................     14,206     12,902
    Buildings and other...............................    211,643    203,266
    Machinery and equipment...........................  1,188,105  1,005,366
                                                       ---------- ----------
        Total property................................  1,413,954  1,221,534
    Less accumulated depreciation.....................    614,998    545,089
                                                       ---------- ----------
        Property, net.................................    798,956    676,445
   Goodwill, net of amortization......................    872,959    476,795
   Deferred income taxes..............................     73,768     79,526
   Investments and other assets.......................     47,896     19,968
                                                       ---------- ----------
                                                       $2,442,370 $1,985,367
                                                       ========== ==========


                See Notes to Consolidated Financial Statements

                              BJ SERVICES COMPANY

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                        September 30,
                                                                                   ----------------------
                                                                                      2002        2001
                                                                                   ----------  ----------
                                                                                       (in thousands)
Current Liabilities:
   Accounts payable, trade........................................................ $  168,875  $  190,803
   Short-term borrowings..........................................................      3,522      13,658
   Current portion of long-term debt..............................................        256         318
   Accrued employee compensation and benefits.....................................     59,380      67,079
   Income taxes...................................................................     20,012      20,215
   Taxes other than income........................................................     11,570      11,523
   Accrued insurance..............................................................     12,311      10,593
   Other accrued liabilities......................................................     80,494      75,409
                                                                                   ----------  ----------
       Total current liabilities..................................................    356,420     389,598
Long-term debt....................................................................    489,062      79,393
Deferred income taxes.............................................................      9,213      10,172
Accrued postretirement benefits...................................................     34,163      30,801
Other long-term liabilities.......................................................    134,884     105,322
Commitments and contingencies (Note 10)...........................................
Stockholders' Equity:
   Preferred stock (authorized 5,000,000 shares, none issued)
   Common stock, $.10 par value (authorized 380,000,000 shares; 173,755,324 shares issued and 156,795,191 shares outstanding in 2002; 173,755,324 shares
     issued and 160,484,120 shares outstanding in 2001)...........................     17,376      17,376
   Capital in excess of par.......................................................    965,550     966,550
   Retained earnings..............................................................    848,772     690,128
   Accumulated other comprehensive loss...........................................    (29,873)     (3,633)
   Unearned compensation..........................................................       (926)     (4,891)
   Treasury stock, at cost (2002--16,960,133 shares; 2001--13,271,204 shares).....   (382,271)   (295,449)
                                                                                   ----------  ----------
       Total stockholders' equity.................................................  1,418,628   1,370,081
                                                                                   ----------  ----------
                                                                                   $2,442,370  $1,985,367
                                                                                   ==========  ==========


                See Notes to Consolidated Financial Statements

                              BJ SERVICES COMPANY

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                     Accumulated
                                                         Capital                                        Other
                                                Common  In Excess  Treasury    Unearned   Retained  Comprehensive
                                                Stock    Of Par     Stock    Compensation Earnings     Income        Total
                                                ------- --------- ---------  ------------ --------  ------------- ----------
                                                                               (in thousands)
Balance, September 30, 1999.................... $ 7,638 $765,866  $(170,522)   $  (614)   $269,797    $  4,924    $  877,089
Comprehensive income:
   Net income..................................                                            117,976
   Other comprehensive income, net of tax:.....
      Cumulative translation adjustments.......                                                           (888)
      Minimum pension liability adjustment.....                                                            505
Comprehensive income...........................                                                                      117,593
Issuance of stock for:
   Warrants surrendered........................     956  142,570                                                     143,526
   Stock options...............................      94   15,058                                                      15,152
Treasury stock purchased.......................                    (171,796)                                        (171,796)
Reissuance of treasury stock for:
   Stock private placement.....................           12,003    131,997                                          144,000
   Stock options...............................          (12,003)    32,629                 (5,055)                   15,571
   Stock purchase plan.........................                      10,959                 (6,171)                    4,788
   Stock performance awards....................           (1,302)     1,579                   (277)
   Recognition of unearned compensation........                                  3,390                                 3,390
   Stock performance award.....................            3,651                (3,651)
Revaluation of stock performance awards........            2,557                (2,558)                                   (1)
Tax benefit from exercise of options...........           20,459                                                      20,459
                                                ------- --------  ---------    -------    --------    --------    ----------
Balance, September 30, 2000....................   8,688  948,859   (165,154)    (3,433)    376,270       4,541     1,169,771
Comprehensive income:
   Net income..................................                                            349,259
   Other comprehensive income, net of tax:.....
      Cumulative translation adjustments.......                                                         (2,180)
      Minimum pension liability adjustment.....                                                         (5,994)
Comprehensive income...........................                                                                      341,085
Reissuance of treasury stock for:
   Stock options...............................             (589)    37,454                (23,986)                   12,879
   Stock purchase plan.........................                       8,052                 (2,727)                    5,325
   Stock performance awards....................           (1,397)     1,397
   Stock split.................................   8,688                                     (8,688)
   Acquisition.................................              171        267                                              438
Treasury stock purchased.......................                    (177,465)                                        (177,465)
Recognition of unearned compensation...........                                  3,165                                 3,165
Stock performance award........................            4,141                (4,141)
Revaluation of stock performance awards........              482                  (482)
Tax benefit from exercise of options...........           14,883                                                      14,883
                                                ------- --------  ---------    -------    --------    --------    ----------
Balance, September 30, 2001....................  17,376  966,550   (295,449)    (4,891)    690,128      (3,633)    1,370,081
Comprehensive income:
   Net income..................................                                            166,495
   Other comprehensive income, net of tax:.....
      Cumulative translation adjustments.......                                                         (4,655)
      Minimum pension liability adjustment.....                                                        (21,585)
Comprehensive income...........................                                                                      140,255
Reissuance of treasury stock for:
   Stock options...............................                       9,884                 (6,062)                    3,822
   Stock purchase plan.........................                       5,330                 (1,660)                    3,670
   Stock performance plan......................                         114                   (114)
Cancellation of stock issued for acquisition...                         (25)                   (15)                      (40)
Treasury stock purchased.......................                    (102,125)                                        (102,125)
Recognition of unearned compensation...........                                    983                                   983
Revaluation of stock performance awards........           (2,982)                2,982
Tax benefit from exercise of options...........            1,982                                                       1,982
                                                ------- --------  ---------    -------    --------    --------    ----------
Balance, September 30, 2002.................... $17,376 $965,550  $(382,271)   $  (926)   $848,772    $(29,873)   $1,418,628
                                                ======= ========  =========    =======    ========    ========    ==========

                See Notes to Consolidated Financial Statements

                              BJ SERVICES COMPANY

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        Year Ended September 30,
                                                                    -------------------------------
                                                                       2002       2001       2000
                                                                    ---------  ---------  ---------
                                                                             (in thousands)
Cash flows from operating activities:
Net income......................................................... $ 166,495  $ 349,259  $ 117,976
Adjustments to reconcile net income to cash provided from operating activities:......................................................
   Depreciation and amortization...................................   104,915    104,969    102,018
   Net loss on disposal of assets..................................       169         41      1,451
   Recognition of unearned compensation............................       983      3,165      3,390
   Deferred income tax expense.....................................    53,234    143,834     39,037
   Minority interest...............................................     4,916      6,803      3,263
Changes in:
   Receivables.....................................................   136,089   (124,183)   (47,808)
   Accounts payable, trade.........................................   (47,510)    42,828     19,125
   Inventories.....................................................     1,055    (21,856)   (16,928)
   Other current assets and liabilities............................   (48,809)    26,673    (18,028)
   Other, net......................................................   (27,667)   (13,975)     1,213
                                                                    ---------  ---------  ---------
Net cash flows provided from operating activities..................   343,870    517,558    204,709
Cash flows from investing activities:
Property additions.................................................  (179,007)  (183,414)   (80,518)
Proceeds from disposal of assets...................................     6,003     13,238    127,492
Acquisitions of businesses, net of cash acquired...................  (474,600)   (18,569)    (3,240)
                                                                    ---------  ---------  ---------
Net cash (used for) provided from investing activities.............  (647,604)  (188,745)    43,734
Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan....     7,452     18,204     35,511
Proceeds from stock private placement..............................                         144,000
Proceeds from warrant exercise.....................................                         143,526
Purchase of treasury stock.........................................  (102,125)  (177,465)  (171,796)
Proceeds from issuance of convertible debt.........................   400,142
Repayment of bank borrowings, net..................................    (1,111)   (91,921)  (397,136)
                                                                    ---------  ---------  ---------
Net cash flows provided from (used for) financing activities.......   304,358   (251,182)  (245,895)
Increase in cash and cash equivalents..............................       624     77,631      2,548
Cash and cash equivalents at beginning of year.....................    84,103      6,472      3,924
                                                                    ---------  ---------  ---------
Cash and cash equivalents at end of year........................... $  84,727  $  84,103  $   6,472
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

   Certain amounts for 2001 and 2000 have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation.

2.  Summary of Significant Accounting Policies

   Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

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

   Property: Property is stated at cost less amounts provided for permanent impairments and includes capitalized interest of $2.7 million, $1.9 million and $1.6 million for the years ended September 30, 2002, 2001 and 2000, respectively, on funds borrowed to finance the construction of capital additions. Depreciation is generally provided using the straight-line method over the estimated useful lives of individual items. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease terms. The estimated useful lives are 10 to 30 years for buildings and leasehold improvements and range from three to 12 years for machinery and equipment.

   Intangible assets: Goodwill represents the excess of cost over the fair value of the net assets of companies acquired in purchase transactions. Prior to fiscal year 2002, goodwill was amortized on a straight-line basis over periods ranging from 5 to 40 years. Effective October 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill no longer be amortized to earnings but instead must be reviewed for possible impairment at least annually. The Company ceased the amortization of goodwill beginning October 1, 2001. The Company performed a transitional fair value based impairment test utilizing discounted estimated cash flows to evaluate any possible impairment of goodwill, and determined that fair value exceeded the recorded amount at October 1, 2001, therefore no impairment loss has been recorded. Goodwill of $392 million was recorded in connection with the May 2002 OSCA acquisition (See Note 3). The Company's net goodwill balance of $873 million at

                              BJ SERVICES COMPANY

September 30, 2002 has been assessed by management to be fully recoverable. The changes in the carrying amount of goodwill by reporting unit for the year ended September 30, 2002, are as follows (in thousands):

                         US/Mexico  Int'l                                                  Ending
                          Pumping  Pumping                          Completion Completion Balance
                         Services  Services Unichem   PPS   Tubular   Tools      Fluids   09/30/02
                         --------- -------- ------- ------- ------- ---------- ---------- --------
Balance as of 09/30/01.. $188,543  $246,349 $10,726 $22,272 $8,905                        $476,795
Goodwill acquired during
 year...................   85,766   124,919                          $107,907   $77,572    396,164
                         --------  -------- ------- ------- ------   --------   -------   --------
Balance as of 09/30/02.. $274,309  $371,268 $10,726 $22,272 $8,905   $107,907   $77,572   $872,959
                         ========  ======== ======= ======= ======   ========   =======   ========

   Patents are being amortized on a straight-line basis over their estimated useful lives, not to exceed 17 years. Intangible assets (other than goodwill), net of accumulated amortization were $2.4 million and $2.0 million at September 30, 2002 and 2001, respectively. The Company utilizes undiscounted estimated cash flows to evaluate any possible impairment of intangible assets. If such cash flows are less than the net carrying value of the intangible assets the Company records an impairment loss equal to the difference in discounted estimated cash flows and the net carrying value. The discount rate utilized is based on market factors at the time the loss is determined.

   The following table provides pro forma results for the years ended September 30, 2001 and 2000 as if the non-amortization provisions of SFAS 142 had been applied (in thousands, except per share amounts):

                                              For the Year Ended
                                                September 30,
                                              -----------------
                                                2001      2000
                                              --------  --------
                Reported net income.......... $349,259  $117,976
                Goodwill amortization........   13,739    13,497
                                              --------  --------
                Adjusted net income.......... $362,998  $131,473
                                              ========  ========
                   Basic earnings per share:.
                   Reported net income....... $   2.13  $    .74
                   Goodwill amortization.....      .08       .09
                                              --------  --------
                   Adjusted net income....... $   2.21  $    .83
                                              ========  ========
                Diluted earnings per share:
                   Reported net income....... $   2.09  $    .70
                   Goodwill amortization.....      .08       .08
                                              --------  --------
                   Adjusted net income....... $   2.17  $    .78
                                              ========  ========

   Investments: Investments in companies in which the Company's ownership interest ranges from 20 to 50 percent and the Company exercises significant influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method.

   Revenue Recognition: The Company's revenues are composed of product sales, rental, service and other revenues. Products, rentals, and services are generally sold based on fixed or determinable priced purchase orders or contracts with the customer. The Company recognizes revenues from product sales when title passes to the customer. Rental, service and other revenues are recognized when the services are provided and collectibility is reasonably assured.

   Foreign currency translation: The Company's functional currency is primarily the U.S. dollar. Gains and losses resulting from financial statement translation of foreign operations where the U.S. dollar is the functional

                              BJ SERVICES COMPANY
currency are included in the consolidated statement of operations as cost of sales. Gains and losses resulting from financial statement translation of foreign operations where a foreign currency is the functional currency are included as a separate component of stockholders' equity. The Company's operations in Canada and Hungary use their respective local currencies as the functional currency.

   Foreign exchange contracts: The Company sometimes enters into forward foreign exchange contracts to hedge the impact of currency fluctuations on certain assets and liabilities denominated in foreign currencies. Changes in market value are offset against foreign exchange gains or losses on the related assets or liabilities and are included in cost of sales and services. There were no foreign exchange contracts outstanding at September 30, 2002. There was one foreign exchange contract outstanding at September 30, 2001 in the amount of $13.9 million. This contract was settled on October 1, 2001 with no gain or loss.

   Environmental remediation and compliance: Environmental remediation costs are accrued based on estimates of known environmental exposures. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the cost can be reasonably estimated.

   Research and development expenditures: Research and development expenditures are charged to income as incurred.

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

   New accounting pronouncements: In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires entities to record a cumulative effect of change in accounting principle in the income statement in the period of adoption. The Company will adopt SFAS 143 on October 1, 2002 and does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

   In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of discontinued operations are to be measured and presented. SFAS 144 supercedes SFAS 121 and APB Opinion No. 30, while retaining many of the requirements of those statements. Under SFAS 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the Company will not have any significant continuing involvement in those operations prospectively. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. SFAS 144 is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in future dispositions being reported as

                              BJ SERVICES COMPANY
discontinued operations to a greater extent than is currently permitted. The Company will adopt SFAS 144 on October 1, 2002.

   In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections." The purpose of this statement is to update, clarify and simplify existing accounting standards. We adopted this statement effective April 30, 2002 and determined that it did not have any significant impact on our financial statements.

   In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 replaces accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

3.  Acquisitions of Businesses

   OSCA: On May 31, 2002, the Company completed the acquisition of OSCA, Inc. ("OSCA") for a total purchase price of $470.6 million (including transaction costs). This acquisition was accounted for using the purchase method of accounting. Accordingly, the results of OSCA's operations are included in the consolidated statement of operations beginning June 1, 2002. The assets and liabilities of OSCA have been recorded in the Company's consolidated statement of financial position at estimated fair market value as of May 31, 2002 with the remaining purchase price reflected as goodwill.

   The following table reflects (in thousands, except per share amounts) the Company's results of operations on a pro forma basis as if the acquisition had been completed on October 1, 2000 utilizing OSCA's historical results for the periods presented. This unaudited pro forma information excludes the effects of cost elimination and reduction initiatives directly related to the acquisition.

                                       Year Ended September 30,
                                       ------------------------
                                          2002         2001
                                        ----------  ----------
                   Revenues........... $1,965,666   $2,410,138
                   Net income......... $  147,600   $  354,786
                   Earnings per share:
                      Basic........... $      .94   $     2.16
                      Diluted......... $      .92   $     2.12

   The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of October 1, 2000, nor are they necessarily indicative of future operating results.

                              BJ SERVICES COMPANY

   The allocation of the purchase price and estimated goodwill are summarized as follows (in thousands):

                  Consideration paid:
                     Cash to OSCA stockholders...... $416,252
                     Settlement of options..........    8,197
                     Debt assumed...................   35,000
                     Transaction costs..............   11,124
                                                     --------
                  Total consideration............... $470,573
                  Allocation of consideration paid:
                     Cash and cash equivalents...... $  5,073
                     Accounts receivable............   24,588
                     Inventory......................   25,767
                     Prepaid expenses...............      879
                     Current deferred income taxes..    4,031
                     Property, plant and equipment..   49,424
                     Other assets...................    8,785
                     Short-term debt................     (440)
                     Accounts payable...............  (25,582)
                     Other accrued liabilities......  (21,295)
                     Accrued income and other taxes.    7,416
                                                     --------
                  Goodwill.......................... $391,927
                                                     ========

   The Company is in the process of completing its review and determination of the fair values of the assets acquired. Accordingly, allocation of the purchase price is subject to revision based on final determination of these asset values. Upon finalization of certain real estate appraisals and completion of the valuation of intangible assets acquired, certain finite lived and/or intangible assets may be identified or revalued. For each $25 million of additional fair value allocated to such assets, the effect on related annual depreciation and/or amortization (assuming an average useful life of 10 years) would result in a reduction of net income of approximately $1.6 million or $.01 per diluted share. The Company expects to complete the remaining asset valuations within the first half of fiscal 2003.

   Other: On June 24, 2002, the Company completed a $9.1 million acquisition of the coiled tubing assets and business of Maritima Petroleo E Engenharia, LTDA ("Maritima"), a leading provider of coiled tubing services in Brazil. This acquisition was accounted for using the purchase method of accounting.

   The Company made other acquisitions in fiscal 2001 and 2000 for aggregate consideration of $29.0 million and $3.2 million, respectively. These acquisitions were accounted for using the purchase method of accounting and, accordingly, any excess of total consideration over the estimated fair value of net assets acquired was recorded as goodwill. These acquisitions are not material to the Company's financial statements and therefore pro forma information is not presented.

4.  Earnings Per Share

   Basic Earnings Per Share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive stock options and warrants less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock for each of the periods presented. No

                              BJ SERVICES COMPANY
dilutive effect has been included for the convertible senior notes issued April 24, 2002 (See Note 5) because the Company currently has the ability and intends to settle the conversion price in cash.

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

   The following table presents information necessary to calculate earnings per share for the three years ended September 30, 2002 (in thousands, except per share amounts):

                                                               2002     2001     2000
                                                             -------- -------- --------
Net income.................................................. $166,495 $349,259 $117,976
Weighted-average common shares outstanding..................  156,981  163,885  158,508
                                                             -------- -------- --------
Basic earnings per share.................................... $   1.06 $   2.13 $    .74
                                                             ======== ======== ========
Weighted-average common and dilutive potential common shares outstanding:
   Weighted-average common shares outstanding...............  156,981  163,885  158,508
   Assumed exercise of stock options(1).....................    3,755    3,195    4,352
   Assumed exercise of warrants(2)..........................                      5,840
                                                             -------- -------- --------
                                                              160,736  167,080  168,700
                                                             -------- -------- --------
Diluted earnings per share.................................. $   1.04 $   2.09 $    .70
                                                             ======== ======== ========

--------
(1) In 2002, 69,000 stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.
(2) Includes dilutive impact of warrants for the periods they were outstanding through April 2000.

5.  Debt and Bank Credit Facilities

   Long-term debt at September 30, 2002 and 2001 consisted of the following (in thousands):

                                                           2002    2001
                                                         -------- -------
      Convertible Senior Notes due 2022, net of discount $410,223
      7% Series B Notes due 2006, net of discount.......   78,839 $78,791
      Other.............................................      256     920
                                                         -------- -------
                                                          489,318  79,711
      Less current maturities of long-term debt.........      256     318
                                                         -------- -------
      Long-term debt.................................... $489,062 $79,393
                                                         ======== =======

   On April 24, 2002 the Company sold convertible senior notes with a face value at maturity of $449.0 million (gross proceeds of $355.1 million). The Company also granted an over-allotment option of 15%, which was exercised in full for an additional face value at maturity of $67.4 million (gross proceeds of $53.3 million). The notes are unsecured senior obligations that rank equally in right of payment with all of the Company's

                              BJ SERVICES COMPANY
existing and future senior unsecured indebtedness. The Company used the aggregate net proceeds of $400.1 million to fund a substantial portion of its acquisition of OSCA and for general corporate purposes.

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

   The notes are convertible into BJ Services common stock at an initial rate of 14.9616 shares for each $1,000 face amount note. This rate results in an initial conversion price of $52.85 per share (based on purchaser's original issue discount) and represents a premium of 45% over the April 18, 2002 closing sale price of the Company's common stock on the New York Stock Exchange of $36.45 per share. The Company has the option to settle notes that are surrendered for conversion using cash. Generally, except upon the occurrence of specified events, including a credit rating downgrade to below investment grade, holders of the notes are not entitled to exercise their conversion rights until the Company's stock price is greater than a specified percentage (beginning at 120% and declining to 110% at the maturity of the notes) of the accreted conversion price per share. At September 30, 2002, the accreted conversion price per share would have been $53.11.

   In June 2001, the Company replaced its existing credit facility (the "Bank Credit Facility") with a $400 million committed line of credit (the "Committed Credit Facility"). In connection with the replacement of the Bank Credit Facility, the Company prepaid $30.3 million of borrowings that were outstanding under the term loan portion and accelerated recognition of $1.2 million of unamortized debt issuance costs (classified as interest expense). The Committed Credit Facility consists of a $200 million, 364-day commitment that renews annually at the option of the lenders, and a $200 million, three-year commitment. The 364-day commitment that expired in June 2002 was renewed for an additional 364 days. Interest on outstanding borrowings is charged based on prevailing market rates, which were 2.42% and 3.26% at September 30, 2002 and 2001, respectively. The Company is charged various fees in connection with the Committed Credit Facility, including a commitment fee based on the average daily unused portion of the commitment. Commitment fees were $493,000, $383,000 and $290,000 for 2002, 2001 and 2000, respectively. There were no outstanding borrowings under the Committed Credit Facility at September 30, 2002 and 2001.

   In addition to the Committed Credit Facility, the Company had $129.0 million of unsecured, discretionary lines of credit at September 30, 2002, which expire at various dates in 2003. There are no requirements for commitment fees or compensating balances in connection with these lines of credit and interest is at prevailing market rates. There was $3.5 million and $14.0 million in outstanding borrowings under these lines of credit at September 30, 2002 and 2001, respectively. The weighted average interest rates on short-term borrowings outstanding as of September 30, 2002 and 2001 were 5.75% and 6.40%, respectively.

   In June 2001, the Company repurchased and retired $46 million of its 7% notes maturing in 2006 and recorded associated debt extinguishment costs of $1.7 million (classified as other expense), consisting mainly of a $1.3 million early payment premium. The remaining $78.8 million of these notes outstanding at September 30, 2002 mature in 2006.

   At September 30, 2002, the Company had outstanding letters of credit and performance related bonds totaling $19.2 million and $53.8 million, respectively. The letters of credit are issued to guarantee various trade activities.

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

   Long-term Debt: Fair value is based on the rates currently available to the Company for debt with similar terms and average maturities.

   The fair value of financial instruments that differed from their carrying value at September 30, 2002 and 2001 was as follows (in thousands):

                                              2002              2001
                                        ----------------- ----------------
                                        Carrying  Fair    Carrying  Fair
                                         Amount   Value    Amount   Value
                                        -------- -------- -------- -------
      7% Series B Notes................ $ 78,839 $ 86,410 $78,791  $83,258
      Convertible Senior Notes due 2022  410,223  403,238

7.  Income Taxes

   The geographical sources of income before income taxes for the three years ended September 30, 2002 were as follows (in thousands):

                                          2002     2001     2000
                                        -------- -------- --------
             United States............. $142,070 $363,584 $100,576
             Foreign...................  110,624  165,597   74,707
                                        -------- -------- --------
             Income before income taxes $252,694 $529,181 $175,283
                                        ======== ======== ========

   The provision for income taxes for the three years ended September 30, 2002 is summarized below (in thousands):

                                          2002     2001    2000
                                         ------- -------- -------
              Current:
                 United States.......... $ 5,011 $  3,350 $ 1,081
                 Foreign................  27,954   32,738  17,189
                                         ------- -------- -------
                     Total current......  32,965   36,088  18,270
              Deferred:
                 United States..........  51,491  130,047  38,635
                 Foreign................   1,743   13,787     402
                                         ------- -------- -------
                     Total deferred.....  53,234  143,834  39,037
                                         ------- -------- -------
              Income tax expense........ $86,199 $179,922 $57,307
                                         ======= ======== =======

                              BJ SERVICES COMPANY

   The consolidated effective income tax rates (as a percent of income before income taxes) for the three years ended September 30, 2002 varied from the United States statutory income tax rate for the reasons set forth below:

                                                     2002  2001  2000
                                                     ----  ----  ----
          Statutory rate............................ 35.0% 35.0% 35.0%
          Foreign earnings at varying rates......... (4.1) (2.6) (5.4)
          State income taxes, net of federal benefit  1.3    .6
          Foreign income recognized domestically....  1.3    .1    .3
          Goodwill amortization.....................         .7   2.1
          Nondeductible expenses....................   .6    .3   1.1
          Other, net................................        (.1)  (.4)
                                                     ----  ----  ----
                                                     34.1% 34.0% 32.7%
                                                     ====  ====  ====

   Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions in which the Company has operations. Generally, deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related assets or liabilities for financial reporting. The estimated deferred tax effect of temporary differences and carryforwards as of September 30, 2002 and 2001 were as follows (in thousands):

                                                                              2002      2001
                                                                            --------  --------
Assets:
   Expenses accrued for financial reporting purposes, not yet deducted for tax................................................................... $ 89,417  $ 73,281
   Net operating loss carryforwards........................................   42,620    75,020
   Valuation allowance.....................................................  (39,140)  (39,140)
                                                                            --------  --------
       Total deferred tax asset............................................   92,897   109,161
Liabilities:
   Differences in depreciable basis of property............................  (15,977)  (18,214)
   Income accrued for financial reporting purposes, not yet reported for
     tax...................................................................   (2,282)   (6,454)
                                                                            --------  --------
       Total deferred tax liability........................................  (18,259)  (24,668)
                                                                            --------  --------
Net deferred tax asset..................................................... $ 74,638  $ 84,493
                                                                            ========  ========

   At September 30, 2002, the Company had approximately $39 million of foreign tax net operating loss carryforwards and approximately $16 million of foreign research and development tax credit carryforwards. Of the foreign tax net operating loss carryforwards, approximately $9.8 million is not subject to annual limitations and will carryforward indefinitely. The potential impact of the expiration of foreign net operating loss and the research and development credit carryforwards has been reflected in the deferred tax asset valuation allowance balance as of September 30, 2002.

   During fiscal 2002, the Company declared dividends from its foreign subsidiaries in the amount of approximately $183 million. The U.S. income tax liability associated with these dividends was substantially offset by foreign tax credits generated by the repatriation of the earnings. The remaining amount of undistributed earnings was approximately $410 million as of September 30, 2002, and is considered to be permanently

                              BJ SERVICES COMPANY
reinvested in foreign operations. If these earnings were to be remitted to the Company, any U.S. income taxes payable would be substantially reduced by foreign tax credits generated by repatriation of the earnings.

8.  Segment Information

   The Company has three business segments: U.S./Mexico Pressure Pumping, International Pressure Pumping and Other Oilfield Services. The U.S./Mexico Pressure Pumping segment includes cementing services and stimulation services (consisting of fracturing, acidizing, sand control, nitrogen, coiled tubing and service tool services) provided throughout the United States and Mexico. The International Pressure Pumping segment includes cementing and stimulation services provided to customers in over 40 countries in the major international oil and natural gas producing areas of Canada, Latin America, Europe, Africa, Southeast Asia, the Middle East, Russia and China. The Other Oilfield Services segment consists of specialty chemicals, tubular services and process and pipeline services provided in the U.S. and internationally. The Company's completion tools and completion fluids business operations were added to the Other Oilfield Services segment beginning June 2002 as a result of the acquisition of OSCA, Inc.

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its operating segments based on operating income excluding goodwill amortization. Intersegment sales and transfers are not material.

   Summarized financial information concerning the Company's segments for each of the three years ended September 30, 2002 is shown in the following tables (in thousands). The "Corporate" column includes corporate expenses not allocated to the operating segments.

Business Segments

                              U.S./Mexico International  Other
                               Pressure     Pressure    Oilfield
                                Pumping      Pumping    Services  Corporate    Total
                              ----------- ------------- -------- ----------  ----------
2002
Revenues(2).................. $  898,691    $712,612    $253,665 $      828  $1,865,796
Operating income (loss)......    189,136      72,068      30,220    (28,365)    263,059
Identifiable assets..........    489,720     617,906     236,228  1,098,516   2,442,370
Capital expenditures.........     75,141      77,702      16,713      9,451     179,007
Depreciation.................     44,514      54,803      13,572     (7,974)    104,915

2001
Revenues..................... $1,219,356    $794,687    $218,987 $      490  $2,233,520
Operating income (loss)(1)...    425,051     126,828      34,408    (36,328)    549,959
Identifiable assets..........    529,050     604,507     138,185    713,625   1,985,367
Capital expenditures.........    116,703      51,999      13,087      1,625     183,414
Depreciation and amortization     38,550      53,012      11,228      2,179     104,969

2000
Revenues..................... $  732,470    $629,218    $193,672 $       29  $1,555,389
Operating income (loss)(1)...    136,668      67,317      23,000    (18,263)    208,722
Identifiable assets..........    351,269     573,414     119,105    741,445   1,785,233
Capital expenditures.........     31,656      36,150       7,863      4,849      80,518
Depreciation and amortization     38,522      52,258      11,381       (143)    102,018

--------
(1) Operating income by segment excludes goodwill amortization.

                              BJ SERVICES COMPANY

(2) As a result of the acquisition of OSCA, beginning in June 2002, certain products and services, which the Company considers to be completion tools, and completion fluids are included in the other oilfield services segment. Revenue, operating income and depreciation amounts relating to these products and service lines in the U.S. prior to the acquisition of OCSA have been reclassified to conform to the current year presentation. Amounts relating to these products and service lines sold internationally have not been reclassified as it is impracticable to do so and such amounts are not considered to be material to the segment information provided.

Geographic Information

                                                  Long-Lived
                                        Revenues    Assets
                                       ---------- ----------
                    2002
                    United States..... $  968,520 $1,295,639
                    Canada............    200,020     99,364
                    Other countries...    697,256    327,633
                                       ---------- ----------
                    Consolidated total $1,865,796 $1,722,636
                                       ========== ==========
                    2001
                    United States..... $1,274,806 $  794,292
                    Canada............    260,608    100,362
                    Other countries...    698,106    278,554
                                       ---------- ----------
                    Consolidated total $2,233,520 $1,173,208
                                       ========== ==========
                    2000
                    United States..... $  801,431 $  693,860
                    Canada............    223,227    105,174
                    Other countries...    530,731    280,026
                                       ---------- ----------
                    Consolidated total $1,555,389 $1,079,060
                                       ========== ==========

Revenues by Product Line

                                    2002       2001       2000
                                 ---------- ---------- ----------
               Cementing........ $  541,975 $  693,715 $  492,159
               Stimulation......  1,017,088  1,279,675    846,796
               Other............    306,733    260,130    216,434
                                 ---------- ---------- ----------
                  Total revenue. $1,865,796 $2,233,520 $1,555,389
                                 ========== ========== ==========

   A reconciliation from the segment information to consolidated income before income taxes for each of the three years ended September 30, 2002 is set forth below (in thousands):

                                                   2002      2001      2000
                                                 --------  --------  --------
  Total operating profit for reportable segments $263,059  $549,959  $208,722
  Goodwill amortization.........................            (13,739)  (13,497)
  Interest expense, net.........................   (6,971)  (10,715)  (18,392)
  Other (expense) income, net...................   (3,394)    3,676    (1,550)
                                                 --------  --------  --------
  Income before income taxes.................... $252,694  $529,181  $175,283
                                                 ========  ========  ========

                              BJ SERVICES COMPANY

9.  Employee Benefit Plans

U.S. Benefit Plans

   The Company administers a thrift plan for U.S. based employees whereby eligible employees elect to contribute from 2% to 12% of their base salaries to an employee benefit trust. Employee contributions are matched by the Company at the rate of $.50 per $1.00 up to 6% of the employee's base salary. In addition, the Company contributes between 2% and 5% of each employee's base salary depending on their age as of January 1 each year as a base contribution. Company matching contributions vest immediately while base contributions become fully vested after five years of employment. The Company's employees formerly employed by OSCA (See Note 3) are covered under a savings plan which was merged into the Company's thrift plan effective August 1, 2002. The Company's contributions to these thrift plans amounted to $10.6 million, $8.4 million, and $7.6 million, in 2002, 2001, and 2000, respectively.

   Effective October 1, 2000, the Company established a non-qualified supplemental executive retirement plan. The unfunded defined benefit plan will provide Company executives with supplemental retirement benefits based on the highest consecutive three years compensation out of the final ten years and become vested at age 55. The expense associated with this plan was $4.0 million and $3.7 million in 2002 and 2001, repectively. The related accrued benefit obligation was $7.3 million and $3.7 million as of September 30, 2002 and 2001, respectively.

   Effective December 7, 2000, the Company established a non-qualified directors' benefit plan. The unfunded defined benefit plan will provide the Company's non-employee directors with benefits upon termination of their service based on the number of years of service and the last annual retainer fee. The expense associated with this plan was $.1 million and $1.3 million for 2002 and 2001, respectively. The related accrued benefit obligation was $1.4 million and $1.3 million as of September 30, 2002 and 2001, respectively.

   The Company's U.S. employees formerly employed for at least one year by The Western Company of North America ("Western") are covered under a defined benefit pension plan as a carryover from the Company's acquisition of Western. Pension benefits are based on years of service and average compensation for each employee's five consecutive highest paid years during the last ten years worked. Benefits under the Western plan were frozen effective December 31, 1995, at which time all earned benefits were vested. The funded status of this plan at September 30, 2002 and 2001 was as follows (in thousands):

                                                          2002      2001
                                                        --------  --------
     Vested benefit obligation......................... $ 61,762  $ 58,233
                                                        ========  ========
     Accumulated benefit obligation.................... $ 61,762  $ 58,233
     Plan assets at fair value.........................   43,984    51,200
                                                        --------  --------
     Benefit obligation in excess of plan assets.......   17,778     7,033
     Cumulative unrecognized loss......................  (23,186)  (12,885)
     Adjustment required to recognize minimum liability   23,186    12,885
                                                        --------  --------
     Net pension liability............................. $ 17,778  $  7,033
                                                        ========  ========

                              BJ SERVICES COMPANY

   The following is a reconciliation of the benefit obligation and plan assets:

                                                           2002     2001
                                                         -------  -------
      Change in benefit obligation
      Defined benefit plan obligation, beginning of year $58,233  $52,221
      Interest cost.....................................   3,886    3,895
      Actuarial loss....................................   2,762    5,196
      Benefits paid from plan assets....................  (3,119)  (3,079)
                                                         -------  -------
      Defined benefit plan obligation, end of year...... $61,762  $58,233
                                                         =======  =======

                                                           2002     2001
                                                         -------  -------
      Change in plan assets
      Fair value of plan assets, beginning of year...... $51,200  $51,396
      Company contributions.............................            2,387
      Actual (loss)gain on plan assets..................  (4,097)     496
      Benefits paid from plan assets....................  (3,119)  (3,079)
                                                         -------  -------
      Fair value of plan assets, end of year............ $43,984  $51,200
                                                         =======  =======

   In accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," the Company recorded in other noncurrent liabilities minimum pension liability adjustments of $23.2 million and $12.9 million as of September 30, 2002 and 2001, respectively. As there were no previously unrecognized prior service costs at September 30, 2002 and 2001, the full amount of the adjustments, net of related deferred tax benefit, are reflected within Accumulated Other Comprehensive Income as a reduction of stockholders' equity. See Note 11 for disclosure of the amounts included in other comprehensive income.

   Assumptions used in accounting for the Company's U.S. defined benefit plan were as follows:

                                                              2002  2001  2000
                                                              ----  ----  ----
 Weighted-average discount rate.............................. 6.50% 6.87% 7.70%
 Weighted-average expected long-term rate of return on assets 9.00% 9.00% 9.00%

   Costs for each of the three years ended September 30, 2002 for the Company's U.S. defined benefit plan were as follows (in thousands):

                                                    2002     2001     2000
                                                  -------  -------  -------
    Interest cost on projected benefit obligation $ 3,886  $ 3,895  $ 3,756
    Expected return on plan assets...............  (4,458)  (4,521)  (4,268)
    Net amortization and deferral................   1,016
                                                  -------  -------  -------
    Net pension cost (benefit)................... $   444  $  (626) $  (512)
                                                  =======  =======  =======

Foreign Benefit Plans

   The Company sponsors defined benefit plans that cover substantially all employees in Canada, Germany and the United Kingdom. Effective July 1, 2000, a defined contribution component was added to the Canadian pension plan and active members were permitted to elect to participate in either the defined benefit or defined contribution component of the plan. The plan conversion resulted in a settlement of the projected benefit obligation for members who elected to transfer their benefits entitlement to the defined contribution component of the plan and a settlement gain of $1.5 million was recognized in other income for the year ended

                              BJ SERVICES COMPANY

September 30, 2000. The Company's contributions to the Canadian defined contribution plan were $1.3 million and $1.7 million in 2002 and 2001, respectively. The funded status of the Company's international plans at September 30, 2002 and 2001 was as follows (in thousands):

                                                            2002      2001
                                                          --------  -------
    Actuarial present value of:
       Vested benefit obligation......................... $ 65,278  $48,404
                                                          ========  =======
       Accumulated benefit obligation.................... $ 65,471  $48,587
                                                          ========  =======
    Projected benefit obligation......................... $ 73,366  $56,648
    Plan assets at fair value............................   45,930   51,818
                                                          --------  -------
    Projected benefit obligation in excess of plan assets   27,436    4,830
    Unrecognized loss....................................  (27,987)  (4,445)
    Unrecognized transition asset, net of amortization...       14       17
    Unrecognized prior service cost......................      (91)    (108)
    Adjustment required to recognize minimum liability...   21,270
                                                          --------  -------
    Net pension liability................................ $ 20,642  $   294
                                                          ========  =======

   The following is a reconciliation of the benefit obligation and plan assets of the Company's international defined benefit plans (in thousands):

                                                            2002      2001
                                                          --------  --------
   Change in benefit obligation
   Defined benefit obligation, beginning of year......... $ 56,648  $ 54,622
   Service cost..........................................    2,874     3,134
   Interest cost.........................................    3,558     3,544
   Actuarial loss (gain).................................    7,577    (3,220)
   Benefits paid from plan assets........................   (1,916)   (1,921)
   Contributions by plan participants....................    1,437     1,319
   Foreign currency exchange rate change.................    3,188      (830)
                                                          --------  --------
   Defined benefit obligation, end of year............... $ 73,366  $ 56,648
                                                          ========  ========

                                                            2002      2001
                                                          --------  --------
   Change in plan assets
   Fair value of plan assets, beginning of year.......... $ 51,818  $ 64,776
   Actual (loss) return on plan assets...................  (10,002)  (11,992)
   Company contributions.................................    2,559     2,407
   Contributions by plan participants....................    1,437     1,319
   Benefits paid from plan assets........................   (1,916)   (1,921)
   Net refund from (funding) of defined contribution plan      210    (1,729)
   Foreign currency exchange rate change.................    1,824    (1,042)
                                                          --------  --------
   Fair value of plan assets, end of year................ $ 45,930  $ 51,818
                                                          ========  ========

                              BJ SERVICES COMPANY

   Assumptions used in accounting for the Company's international defined benefit pension plans were as follows:

       Weighted-average discount rate.............................. 5-7%
       Weighted-average rate of increase in future compensation.... 2-5%
       Weighted-average expected long-term rate of return on assets 2-8%

   Combined costs for the Company's international defined benefit plans for the three years ended September 30, 2002 were as follows (in thousands):

                                                      2002     2001     2000
                                                    -------  -------  -------
  Net periodic pension cost:
     Service cost for benefits earned.............. $ 2,874  $ 3,134  $ 3,834
     Interest cost on projected benefit obligation.   3,558    3,544    3,844
     Expected return on plan assets................  (4,129)  (5,716)  (7,459)
     Recognized gain on settlement.................                    (1,454)
     Recognized actuarial loss (gain)..............      17      (10)
     Net amortization and deferral.................     (72)     183    3,289
                                                    -------  -------  -------
  Net pension cost................................. $ 2,248  $ 1,135  $ 2,054
                                                    =======  =======  =======

Postretirement Benefit Plans

   The Company sponsors plans that provide certain health care and life insurance benefits for retired employees (primarily U.S.) who meet specified age and service requirements, and their eligible dependents. These plans are unfunded and the Company retains the right, subject to existing agreements, to modify or eliminate them.

   The Company's postretirement medical benefit plan provides credits based on years of service that can be used to purchase coverage under the active employee plans. This plan effectively caps the Company's health care inflation rate at a 4% increase per year. The 1995 reduction in the accumulated postretirement benefit obligation of approximately $5.7 million due to this cap was amortized over the average period of future service to the date of full eligibility for such postretirement benefits of the active employees. The amount was fully amortized as of September 30, 2000. In 2002, the Company provided additional employer contributions, above the 4% cap, for covered retirees in order to reduce the level of required retiree contributions. These additional contributions were a deviation from the substantive plan for 2002 only and resulted in an additional $.2 million in net periodic post retirement benefits and cost for the fiscal year ended September 30, 2002.

   Net periodic postretirement benefit costs for the three years ended September 30, 2002 included the following components (in thousands):

                                                                   2002   2001    2000
                                                                  ------ ------  ------
Service cost for benefits attributed to service during the period $2,203 $1,546  $1,392
Interest cost on accumulated postretirement benefit obligation...  1,996  1,787   1,615
Amortization of prior service costs..............................                  (599)
Amortization of cumulative unrecognized net loss (gain)..........    150   (536)   (546)
                                                                  ------ ------  ------
Net periodic postretirement benefit cost......................... $4,349 $2,797  $1,862
                                                                  ====== ======  ======

                              BJ SERVICES COMPANY

   The actuarial and recorded liabilities for these postretirement benefits were as follows at September 30, 2002 and 2001 (in thousands):

                                                         2002    2001
                                                        ------- -------
         Accumulated postretirement benefit obligation:
            Retirees................................... $ 5,281 $ 6,299
            Fully eligible active plan participants....   5,414   4,295
            Other active plan participants.............  23,275  18,930
                                                        ------- -------
                                                         33,970  29,524
         Unrecognized cumulative net gain..............     193   1,277
                                                        ------- -------
         Accrued postretirement benefit liability...... $34,163 $30,801
                                                        ======= =======

   The following provides a reconciliation of the benefit obligation (in thousands):

                                                            2002     2001
                                                          -------  -------
     Change in benefit obligation
     Postretirement benefit obligation, beginning of year $29,524  $23,713
     Service cost........................................   2,203    1,546
     Interest cost.......................................   1,996    1,787
     Actuarial loss......................................   1,233    4,624
     Benefits paid.......................................    (986)  (2,146)
                                                          -------  -------
     Postretirement benefit obligation, end of year...... $33,970  $29,524
                                                          =======  =======

   The accumulated postretirement benefit obligation at September 30, 2002 and 2001 was determined using a discount rate of 6.50% and 6.87%, respectively, and a health care cost trend rate of 4%, reflecting the cap described above. Increasing the assumed health care cost trend rates by one percentage point would not have a material impact on the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost because these benefits are effectively capped by the Company.

10.  Commitments and Contingencies

   Litigation: The Company, through performance of its service operations, is sometimes named as a defendant in litigation, usually relating to claims for bodily injuries or property damage (including claims for well or reservoir damage). The Company maintains insurance coverage against such claims to the extent deemed prudent by management. The Company believes there are no existing claims of a potentially material adverse nature for which it has not already provided appropriate accruals.

   In April 2002, a jury determined that OSCA was negligent in a 1999 blowout on an offshore well owned by Newfield Exploration. Entry of a final judgment has been delayed in this case pending the completion of the related insurance coverage litigation filed by OSCA against certain of its insurers and its former insurance broker. OSCA's share of the judgment could be $13.3 million. Great Lakes Chemical Corporation, which formerly owned the majority of the outstanding shares of OSCA, has agreed to indemnify the Company for 75% of any uninsured liability in excess of $3 million arising from the Newfield litigation. The Company believes it is adequately reserved for this contingency.

   Environmental: Federal, state and local laws and regulations govern the Company's operation of underground fuel storage tanks. Rather than incur additional costs to restore and upgrade tanks as required by

                              BJ SERVICES COMPANY
regulations, management has opted to remove the existing tanks. The Company has completed the removal of these tanks and has remedial cleanups in progress related to the tank removals. In addition, the Company is conducting environmental investigations and remedial actions at current and former company locations and, along with other companies, is currently named as a potentially responsible party at three, third-party owned waste disposal sites. An accrual of approximately $5 million has been established for such environmental matters, which is management's best estimate of the Company's portion of future costs to be incurred. Insurance is also maintained for environmental liabilities in amounts which the Company's management believes are reasonable based on its knowledge of potential exposures.

   Lease and Other Long-Term Commitments: In December 1999, the Company completed a transaction involving the transfer of certain pumping service equipment assets and received $120.0 million that was used to pay outstanding bank debt. The equipment is used to provide services to customers and the Company pays a service fee over a period of at least six, but not more than 13 years. The transaction generated a deferred gain, included in other long-term liabilities, of approximately $63 million, which is being amortized over 13 years. The balance of the deferred gain was $47.8 million and $52.6 million as of September 30, 2002 and 2001, respectively.

   In 1997, the Company completed a transaction involving the transfer of certain pumping service equipment assets. The Company received $100.0 million that was used to pay outstanding bank debt. The equipment is used to provide services to the Company's customers for which the Company pays a service fee over a period of at least eight, but not more than 14 years. The transaction generated a deferred gain of approximately $38 million, which is being amortized over 12 years. The balance of the deferred gain was $18.8 million and $21.5 million as of September 30, 2002 and 2001, respectively.

   At September 30, 2002, the Company had long-term operating leases and service fee commitments covering certain facilities and equipment, as well as other long-term commitments, with varying expiration dates. Minimum annual commitments for the years ended September 30, 2003, 2004, 2005, 2006 and 2007 are $52.0 million, $44.0 million, $42.1 million, $40.6 million and $32.0 million, respectively and $105.8 million in the aggregate thereafter.

11.  Supplemental Financial Information

   Supplemental financial information for the three years ended September 30, 2002 is as follows (in thousands):

                                                               2002    2001     2000
                                                             -------- ------- -------
Consolidated Statement of Operations:
   Research and development expense......................... $ 14,533 $14,327 $10,943
   Rent expense.............................................   56,678  60,700  56,235
   Net foreign exchange loss (gain).........................    2,522   1,001  (1,625)
Consolidated Statement of Cash Flows:
   Income taxes paid........................................ $ 64,577 $31,359 $23,725
   Interest paid............................................    5,812  11,261  20,368
   Details of acquisitions:
       Fair value of assets acquired........................  125,729  18,907   3,711
       Liabilities assumed..................................   47,317  14,612     471
       Goodwill.............................................  396,188  14,274
       Cash paid for acquisitions, net of cash acquired.....  474,600  18,569   3,240

                              BJ SERVICES COMPANY

   Other (expense) income, net for the three years ended September 30, 2002 is summarized as follows (in thousands):

                                                    2002     2001     2000
                                                  -------  -------  -------
   Rental income................................. $   142  $   158  $ 1,395
   Loss on sales of assets, net..................    (169)     (41)  (1,451)
   Minority interest.............................  (4,916)  (6,803)  (3,263)
   Non-operating net foreign exchange gain (loss)      78      240      (26)
   Gain on insurance recovery....................   1,538
   Gain on pension settlement....................                     1,454
   Gain on sale of equity investment.............           12,941
   (Loss)income from equity method investments...  (3,317)  (2,010)     172
   Accelerated recognition of debt issuance costs           (1,693)
   Refund of indirect taxes......................     978
   Dividend income...............................     315
   Other, net....................................   1,957      884      169
                                                  -------  -------  -------
   Other (expense) income, net................... $(3,394) $ 3,676  $(1,550)
                                                  =======  =======  =======

   Accumulated other comprehensive income (loss) consists of the following (in thousands):

                                                      Cumulative
                                   Minimum Pension    Translation
                                 Liability Adjustment Adjustment    Total
                                 -------------------- ----------- --------
     Balance, September 30, 1999       $ (2,886)        $ 7,810   $  4,924
     Changes....................            505            (888)      (383)
                                       --------         -------   --------
     Balance, September 30, 2000         (2,381)          6,922      4,541
     Changes....................         (5,994)         (2,180)    (8,174)
                                       --------         -------   --------
     Balance, September 30, 2001         (8,375)          4,742     (3,633)
     Changes....................        (21,585)         (4,655)   (26,240)
                                       --------         -------   --------
     Balance, September 30, 2002       $(29,960)        $    87   $(29,873)
                                       ========         =======   ========

   The tax effects allocated to each component of other comprehensive income may be summarized as follows (in thousands):

                                            Before-tax Tax (expense) Net-of-tax
                                              Amount      Benefit      Amount
                                            ---------- ------------- ----------
Year Ended September 30, 2000:
   Foreign currency translation adjustment.  $   (888)                $   (888)
   Minimum pension liability adjustment....                                505
                                             --------     ------      --------
   Other comprehensive income..............  $   (111)    $ (272)     $   (383)
                                             ========     ======      ========
Year Ended September 30, 2001:
   Foreign currency translation adjustment.  $ (2,180)                $ (2,180)
   Minimum pension liability adjustment....    (9,222)    $3,228        (5,994)
                                             --------     ------      --------
   Other comprehensive income..............  $(11,402)    $3,228      $ (8,174)
                                             ========     ======      ========
Year Ended September 30, 2002:
   Foreign currency translation adjustment.  $ (4,655)                $ (4,655)
   Minimum pension liability adjustment....   (31,571)    $9,986       (21,585)
                                             --------     ------      --------
   Other comprehensive income..............  $(36,226)    $9,986      $(26,240)
                                             ========     ======      ========

                              BJ SERVICES COMPANY

12.  Employee Stock Plans

   Stock Option Plans: The Company's 1990 Stock Incentive Plan, 1995 Incentive Plan, 1997 Incentive Plan, and 2000 Incentive Plan (the "Plans") provide for the granting of options for the purchase of the Company's common stock ("Common Stock") and other performance based awards to officers, key employees and nonemployee directors. Options vest over three or four-year periods and are exercisable for periods ranging from one to ten years. An aggregate of 23,962,454 shares of Common Stock has been reserved for grants, of which 4,927,644 were available for future grants at September 30, 2002.

   A summary of the status of the Company's stock option activity and related information for each of the three years ended September 30, 2002 is presented below (in thousands, except per share prices):

                                            2002             2001              2000
                                      ---------------- ----------------- -----------------
                                             Weighted-         Weighted-         Weighted-
                                              Average           Average           Average
                                             Exercise          Exercise          Exercise
                                      Shares   Price   Shares    Price   Shares    Price
                                      ------ --------- ------  --------- ------  ---------
Outstanding at beginning of year..... 4,424   $15.16    4,952   $ 8.38    8,776   $ 8.17
Granted.............................. 4,113    21.97    1,341    30.09      152    17.78
Exercised............................  (442)    8.75   (1,738)    7.57   (3,864)    8.26
Forfeited............................  (758)   20.80     (131)   13.35     (112)    8.79
                                      -----            ------            ------
Outstanding at end of year........... 7,337    18.78    4,424    15.16    4,952     8.39
                                      =====            ======            ======
Options exercisable at year-end...... 2,329   $14.05    1,461   $11.82    1,810   $ 8.33
Weighted-average fair during the year
  value of options granted...........         $ 9.98            $16.82            $10.20

   The following table summarizes information about stock options outstanding as of September 30, 2002 (in thousands, except per share prices and remaining life):

                         Options Outstanding              Options Exercisable
               ---------------------------------------- -----------------------
                      Weighted-Average
                         Remaining     Weighted-Average        Weighted-Average
   Range of    Shares Contractual Life  Exercise Price  Shares  Exercise Price
   --------    ------ ---------------- ---------------- ------ ----------------
$ 5.40 -  8.10 1,975        5.8             $ 7.05      1,208       $ 7.04
  8.11 - 12.15   222        2.8              11.55        222        11.55
 12.16 - 18.23   408        5.7              16.99        387        16.96
 18.24 - 27.34 3,446        6.1              21.73         96        25.06
 27.35 - 37.05 1,286        5.1              30.73        416        30.48
               -----        ---             ------      -----       ------
               7,337        5.7              18.78      2,329        14.05
               =====        ===             ======      =====       ======


   SFAS 123 encourages, but does not require, companies to record compensation cost for employee stock-based compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes model or the binomial model. Because of the inexact and subjective nature of deriving stock option values using these methods, the Company has adopted the disclosure-only provisions of SFAS 123 and continues to account for stock-based compensation as it has in the past using the intrinsic value method prescribed in APB 25. Accordingly, no compensation expense has been recognized for the Company's employee stock option plans. Had compensation cost for the employee stock option plans been determined based on the fair value at the grant date for awards issued in 2002, 2001 and 2000 consistent with the provisions of SFAS 123, the Company's net earnings and diluted earnings per share would have been reduced by $16.8 million or $.10 per

                              BJ SERVICES COMPANY
share, $9.1 million or $.05 per share and $6.4 million or $.04 per share in 2002, 2001 and 2000, respectively. The pro forma fair value of options at the date of grant was estimated using the Black-Scholes model and the following assumptions:

                                                        2002   2001    2000
                                                       -----  ------  ------
   Expected life (years)..............................   5.0     4.8     5.0
   Interest rate......................................   3.8%    3.6%    5.8%
   Volatility.........................................  46.2%   63.0%   64.2%
   Dividend yield.....................................     0       0       0
   Weighted-average fair value per share at grant date $9.98  $16.82  $10.20

   In fiscal 2002, the Company changed its method of estimating future volatility for purposes of valuing its stock options and shares underlying the employee stock purchase plan. The Company calculated its volatility using historical daily, weekly and monthly price intervals to generate a reasonable range of expected future volatility, and used a factor at the low end of the range in accordance with SFAS 123.

   Stock Purchase Plan: The Company's 1990 Employee Stock Purchase Plan and 1999 Employee Stock Purchase Plan (together, the "Purchase Plan") allow all employees to purchase shares of the Company's Common Stock at 85% of market value on the first or last business day of the twelve-month plan period beginning each October, whichever is lower. Purchases are limited to 10% of an employee's regular pay. A maximum aggregate of 8,558,124 shares has been reserved under the Purchase Plan, 5,363,196 of which were available for future purchase at September 30, 2002. In October 2002, 661,215 shares were purchased at $15.12 per share and in October 2001, 242,960 shares were purchased at $15.12 per share. Had compensation cost for the stock purchase plan been determined consistent with the provisions of SFAS 123 the Company's net earnings and diluted earnings per share would have been reduced by $1.9 million or $.01 per share, $1.0 million or $.01 per share and $1.6 million or $.01 per share in 2002, 2001 and 2000, respectively. The pro forma value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions; no dividend yield; an expected life of one year; expected volatility of 40.0% in 2002, 63.0% in 2001 and 64.2% in 2000; and a risk-free interest rate of 1.58% in 2002, 1.96% in 2001 and 6.16% in 2000. The weighted-average fair value per share of these purchase rights granted in 2002, 2001 and 2000 was $4.41, $6.52, and $6.11, respectively.

   Stock Incentive Plan: Pursuant to the terms of the 1990 Stock Incentive Plan and 1997 Stock Incentive Plan, from 1993 through 2000 the Company granted a total of 1,767,814 Performance Units ("Units") to its officers. Each Unit represents the right to receive from the Company at the end of a stipulated period one unrestricted share of Common Stock, contingent upon achievement of certain financial performance goals over the stipulated period. Should the Company fail to achieve the specific financial goals as set by the Executive Compensation Committee of the Board of Directors, the Units are canceled and the related shares revert to the Company for reissuance under the plan. The aggregate fair market value of the underlying shares granted under this plan is considered unearned compensation at the time of grant and is adjusted annually based on the current market price for the Common Stock. Compensation expense is determined based on management's current estimate of the likelihood of meeting the specific financial goals and expensed ratably over the stipulated period. Between April 1995 and November 2000, a total of 1,061,730 Units were converted into Common Stock and issued to officers, 50,990 Units were deferred for later issuance and 371,192 Units were canceled. All of the 50,990 deferred Units were converted into Common Stock as of September 30, 2002. In June 2002, 41,771 shares were forfeited upon the retirement or resignation of former officers. As of September 30, 2002, there were 242,133 Units outstanding. On November 21, 2002, the Executive Compensation Committee of the Board of Directors reviewed the Company's performance for the three-year period ending September 30, 2002 and determined that the highest level of performance criteria was achieved for the Unit awards made in December 1999. Therefore, a total of 146,595 Units were converted into stock and issued to officers.

                              BJ SERVICES COMPANY

13.  Stockholders' Equity

   Stockholder Rights Plan: The Company has a Stockholder Rights Plan (the "Rights Plan") designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of its stockholders. Under this plan, as amended, each outstanding share of Common Stock includes one-quarter of a preferred share purchase right ("Right") that becomes exercisable under certain circumstances, including when beneficial ownership of the Common Stock by any person, or group, equals or exceeds 15% of the Company's outstanding Common Stock. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $520, subject to adjustment under certain circumstances. As a result of stock splits effected in the form of stock dividends in 1998 and 2001, one Right is associated with four outstanding shares of Common Stock. The purchase price for the one-fourth of a Right associated with one share of Common Stock is effectively $130. Upon the occurrence of certain events specified in the Rights Plan, each holder of a Right (other than an Acquiring Person) will have the right, upon exercise of such Right, to receive that number of shares of Common Stock of the Company (or the surviving corporation) that, at the time of such transaction, would have a market price of two times the purchase price of the Right. The Rights Plan was amended September 26, 2002, to extend the expiration date of the Rights to September 26, 2012 and increase the purchase price of the Rights. No shares of Series A Junior Participating Preferred Stock have been issued by the Company at September 30, 2002.

   Stock Split: At a special meeting on May 10, 2001, the Company's stockholders approved an amendment to the Company's charter increasing the number of authorized shares of Common Stock from 160 million to 380 million shares. This allowed the Company to effect a 2 for 1 stock split (in the form of a dividend) previously authorized by the Board of Directors on March 22, 2001. The distribution on May 31,2001 increased the number of shares outstanding from 82,283,861 to 164,567,722. All share and per share data, including stock option and stock purchase plan information have been restated to reflect the stock split.

   Treasury Stock: In December 1997, the Board of Directors approved a share repurchase program authorizing purchases of up to $150 million of Common Stock at the discretion of the Company's management. The Board subsequently increased the authorized amount to $300 million in May 1998, to $450 million in September 2000, to $600 million in July 2001 and again to $750 million in October 2001. Under this program, the Company repurchased 19,807,000 shares at a cost of $396.9 million through fiscal 2001 and 4,376,000 shares at a cost of $102.1 million during fiscal 2002.

   Convertible Senior Notes: On April 24, 2002, the Company sold convertible senior notes with a face value at maturity of $516.4 million (gross proceeds of $408.4 million). See Note 5.

                              BJ SERVICES COMPANY

14.  Quarterly Financial Data (Unaudited)

                           First   Second    Third   Fourth   Fiscal Year
                          Quarter  Quarter  Quarter  Quarter     Total
                          -------- -------- -------- -------- -----------
                             (in thousands, except per share amounts)
      Fiscal Year 2002:
      Revenue............ $510,061 $442,388 $439,646 $473,701 $1,865,796
      Gross profit (1)...  136,884   91,372   77,777   87,748    393,781
      Net income(2)......   66,941   38,954   27,689   32,911    166,495
      Earnings per share:
         Basic...........      .42      .25      .18      .21       1.06
         Diluted.........      .42      .24      .17      .21       1.04
      Fiscal Year 2001:
      Revenue............ $489,678 $549,661 $579,839 $614,342 $2,233,520
      Gross profit (1)...  134,466  163,041  189,083  192,940    679,530
      Net income.........   63,463   80,752  104,809  100,235    349,259
      Earnings per share:
         Basic...........      .39      .49      .64      .62       2.13
         Diluted.........      .38      .48      .63      .61       2.09

--------
(1) Represents revenue less cost of sales and services and research and engineering expenses.
(2) The Company ceased amortizing goodwill on October 1, 2001 in accordance with its adoption of SFAS 142 (See Note 2.)

ITEM 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

   None.

                                   PART III

ITEM 10.  Directors and Executive Officers Of The Registrant

   Information concerning the directors of the Company is set forth in the section entitled "Election of Directors" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 22, 2003, which section is incorporated herein by reference. For information regarding executive officers of the Company, see page 14 hereof. Information concerning compliance with Section 16(a) of the Exchange Act is set forth in the section entitled "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 22, 2003, which section is incorporated herein by reference.

ITEM 11.  Executive Compensation

   Information for this item is set forth in the sections entitled "Election of Directors," "Executive Compensation" and "Severance Agreements" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 22, 2003, which sections are incorporated herein by reference.

ITEM 12.  Security Ownership Of Certain Beneficial Owners And Management

   Information for this item is set forth in the sections entitled "Voting Securities" and "Election of Directors" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 22, 2003, which sections are incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions

   None.

ITEM 14.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this report, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the disclosure controls and procedures are effective.
(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART IV

ITEM 15.  Exhibits, Financial Statement Schedules and Reports On Form 8-K

(a) List of documents filed as part of this report or incorporated herein by reference:

   (1) Financial Statements:

   The following financial statements of the Registrant as set forth under Part II, Item 8 of this report on Form 10-K on the pages indicated.

                                                                   Page in this
                                                                    Form 10-K
                                                                   ------------
Report of Independent Auditors....................................      31
Consolidated Statement of Operations for the years ended
 September 30, 2000, 2001 and 2002................................      32
Consolidated Statement of Financial Position as of
 September 30, 2001 and 2002......................................      33
Consolidated Statement of Stockholders' Equity for the years ended
  September 30, 2000, 2001 and 2002...............................      35
Consolidated Statement of Cash Flows for the years ended
 September 30, 2000, 2001 and 2002................................      36
Notes to Consolidated Financial Statements........................      37

   (2) Financial Statement Schedules:

               Schedule                                    Page
                Number       Description of Schedule      Number
               --------      -----------------------      ------
                  II    Valuation and Qualifying Accounts   68

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

  2.3   Agreement and Plan of Merger dated as of February 20, 2002, among BJ Services Company, BJTX,
        Co., and OSCA, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated
        May 31, 2002 and incorporated herein by reference).

  3.1   Certificate of Incorporation, as amended as of April 13, 1995 (filed as Exhibit 3.1 to the Company's
        Annual Report on Form 10-K for the year ended September 30, 1999 and incorporated herein by reference).

Exhibit
Number                                         Description of Exhibit
-------                                        ----------------------
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

  3.5   Amended and Restated Bylaws, as of March 28, 2002 (filed as Exhibit 3.1 to the Company's Current
        Report on Form 8-K dated May 31, 2002, and incorporated herein by reference).

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

  4.4   Second Amendment to Amended and Restated Rights Agreement dated as of September 26, 2002, between the Company and The Bank of New York (filed as Exhibit 4.1 to the Company's Current
        Report on Form 8-K dated September 26, 2002 and incorporated herein by reference).

  4.5   Indenture among the Company, BJ Services Company, U.S.A., BJ Services Company Middle East,
        BJ Service International, Inc. and Bank of Montreal Trust Company, Trustee, dated as of February 1,
        1996, which includes the form of 7% Notes due 2006 and Exhibits thereto (filed as Exhibit 4.1 to the
        Company's Registration Statement on Form S-4 (Reg. No. 333-02287) and incorporated herein by reference).

  4.6   First Supplemental Indenture, dated as of July 24, 2001, among the Company, BJ Services Company,
        U.S.A., BJ Services Company Middle East, BJ Service International, Inc. and The Bank of New
        York, as Trustee (filed as Exhibit 4.5 to the Company's Form 8-A/A with respect to the Company's preferred share purchase rights and incorporated herein by reference).

  4.7   Amended and Restated Indenture effective as of April 24, 2002, between the Company and The Bank of New York, as Trustee, with respect to the Convertible Senior Notes due 2022 (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-3/A (Reg. No. 333-96981) and incorporated herein by reference).

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

+10.12  Eighth Amendment effective October 15, 2001 to BJ Services Company 1995 Incentive Plan.

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

+10.17  Fifth Amendment effective October 15, 2001 to 1997 Incentive Plan.

+10.18  1999 Employee Stock Purchase Plan (filed as Appendix A to the Company's Proxy Statement dated
        December 21, 1998 and incorporated herein by reference).

+10.19  Amendment effective September 23, 1999 to BJ Services Company 1999 Employee Stock Purchase
        Plan.

+10.20  Second Amendment effective September 1, 2001 to BJ Services Company 1999 Employee Stock
        Purchase Plan.

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

Exhibit
Number                                        Description of Exhibit
-------                                       ----------------------

+10.24  Third Amendment effective October 15, 2001 to BJ Services Company 2000 Incentive Plan.

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

+10.27  Directors' Benefit Plan, effective December 7, 2000.

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

 10.30  Credit Agreement, dated as of June 27, 2001 among the Company, the lenders from time to time party thereto, Royal Bank of Canada and The Bank of New York, as Co-Syndication Agents, The
        Royal Bank of Scotland plc and Bank One, N.A., as Co-Documentation Agents, and Bank of
        America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

 10.31  Form of Revolving Loan Note and Swing Line Note pursuant to the Credit Agreement.

 10.32  364-Day Credit Agreement, dated as of June 27, 2001 among the Company, the lenders from time to time party thereto, Royal Bank of Canada and The Bank of New York, as Co-Syndication Agents,
        The Royal Bank of Scotland plc and Bank One, N.A. as Co-Documentation Agents, and Bank of
        America, N.A., as Administrative Agent.

 10.33  Form of Promissory Note pursuant to the 364-Day Credit Agreement.

 10.34  Trust Indenture and Security Agreement dated as of August 7, 1997 among First Security Bank,
        National Association, BJ Services Equipment, L.P. and State Street Bank and Trust Company, as
        Indenture Trustee (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

 10.35  Indenture Supplement No. 1 dated as of August 8, 1997 between First Security Bank, as
        Nonaffiliated Partner Trustee, and BJ Services Equipment, L.P., and State Street Bank and Trust
        Company, as Indenture Trustee (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-
        K for the year ended September 30, 1997 and incorporated herein by reference).

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

*21.1   Subsidiaries of the Company.

*23.1   Consent of Deloitte & Touche LLP.

*Filed herewith.

+Management contract or compensatory plan or arrangement.

(b) On July 17, 2002, the Company filed a Form 8-K/A to include Item 7(a)(i) Audited Financial Statements of the Business Acquired, Item 7(a)(ii) Unaudited Financial Statements of the Business Acquired, and Item 7(b) Pro Forma Financial Information, and certain events under Item 5: to update disclosures concerning litigation against OSCA, Inc. and other defendants and also supply agreement between OSCA, Inc. and Great Lakes Corporation.

   On August 14, 2002, the Company filed a Form 8-K to report that sworn statements pursuant to Securities and Exchange Commission Order No. 4-460 were signed by the Principal Executive Officer and the Principal Financial Officer.

   On September 17, 2002, the Company filed a Form 8-K to file, under Item 5, the Pro Forma Financial Information (Unaudited) giving effect to the acquisition of OSCA, Inc. and the sale of the Convertible Senior Notes due 2022.

   On October 15, 2002, the Company filed a Form 8-K to report an amendment to the Company's Amended and Restated Rights Agreement under Item 5. Attached as an exhibit was the Second Amendment to Amended and Restated Rights Agreement dated as of September 26, 2002, between the Company and The Bank of New York.

   On November 7, 2002, the Company filed a Form 8-K to announce, under Item 5, the appointment of Brian T. McCole as Controller, effective November 5, 2002.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BJ SERVICES COMPANY

                                              By:       /S/  J.W. STEWART
                                                  -----------------------------
                                                          J.W. Stewart
                                                  President and Chief Executive
                                                             Officer

Date: December 20, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                        Title                    Date
          ---------                        -----                    ----

      /S/  J.W. STEWART        Chairman of the Board,         December 20, 2002
-----------------------------    President and Chief
        J.W. Stewart             Executive Officer
                                 (Principal Executive
                                 Officer)

     /S/  T.M. WHICHARD        Vice President--Finance, and     December 20, 2002
-----------------------------    Chief Financial Officer
        T.M. Whichard            (Principal Financial
                                 Officer)

    /S/  BRIAN T. MCCOLE       Controller                       December 20, 2002
-----------------------------    (Principal Accounting Officer)
       Brian T. McCole

 /S/  L. WILLIAM HEILIGBRODT   Director                         December 20, 2002
-----------------------------
   L. William Heiligbrodt

      /S/  JOHN R. HUFF        Director                         December 20, 2002
-----------------------------
        John R. Huff

     /S/  DON D. JORDAN        Director                         December 20, 2002
-----------------------------
        Don D. Jordan

      /S/  R.A. LEBLANC        Director                         December 20, 2002
-----------------------------
        R.A. LeBlanc

   /S/  MICHAEL E. PATRICK     Director                         December 20, 2002
-----------------------------
     Michael E. Patrick

     /S/  JAMES L. PAYNE       Director                         December 20, 2002
-----------------------------
       James L. Payne

                                CERTIFICATIONS

   I, J.W. Stewart, certify that:

      1. I have reviewed this annual report on Form 10-K of BJ Services Company;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002


                                              By:       /S/  J.W. STEWART
                                                  -----------------------------
                                                          J.W. Stewart
                                                     Chief Executive Officer

   I, Taylor M, Whichard III, certify that:

      1. I have reviewed this annual report on Form 10-K of BJ Services Company;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002


                                              By: /S/  TAYLOR M. WHICHARD, III
                                                  -----------------------------
                                                     Taylor M. Whichard, III
                                                     Chief Executive Officer

                              BJ SERVICES COMPANY

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended September 30, 2000, 2001 and 2002
                                (in thousands)

                                                                  Additions
                                                             ---------------
                                                  Balance at Charged  Charged                    Balance
                                                  Beginning    To     to Other                  at End of
                                                  Of Period  Expense  Accounts     Deductions    Period
                                                  ---------- ------- --------     ----------    ---------
YEAR ENDED SEPTEMBER 30, 2000
Allowance for doubtful accounts receivable.......  $20,572   $4,325   $1,154/(3)/  $14,506/(1)/  $11,545
Reserve for inventory obsolescence and adjustment    9,675    1,107      215/(3)/    1,776/(2)/    9,221

YEAR ENDED SEPTEMBER 30, 2001
Allowance for doubtful accounts receivable.......  $11,545   $6,167                $ 7,336/(1)/  $10,376
Reserve for inventory obsolescence and adjustment    9,221    1,779       38         2,382/(2)/    8,656

YEAR ENDED SEPTEMBER 30, 2002
Allowance for doubtful accounts receivable.......  $10,376   $1,773   $2,456/(3)/  $   508/(1)/  $14,097
Reserve for inventory obsolescence and adjustment    8,656    3,294    1,315/(3)/    3,485/(2)/    9,780

--------
(1) Deductions in the allowance for doubtful accounts principally reflect the write-off of previously reserved accounts.
(2) Deductions in the reserve for inventory obsolescence and adjustment principally reflect the sale or disposal of related inventory.
(3) Additions to the reserve principally resulting from acquisitions of businesses.