Form 10-Q
period 2002-12-31
BJ SERVICES CO
filed 2003-02-14
CIK 864328

================================================================================

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2002

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Transition Period From __ to __.


                         Commission file number 1-10570


                               BJ SERVICES COMPANY
             (Exact name of registrant as specified in its charter)

                    Delaware                                 63-0084140
  (State or other jurisdiction of incorporation           (I.R.S. Employer
                or organization)                         Identification No.)


   5500 Northwest Central Drive, Houston, Texas                 77092
     (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (713) 462-4239

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act.) YES [X] NO

There were 157,795,283 shares of the registrant's common stock, $.10 par value, outstanding as of February 12, 2003.

--------------------------------------------------------------------------------

================================================================================

                               BJ SERVICES COMPANY


                                      INDEX

PART I - FINANCIAL INFORMATION:

     Item 1. Financial Statements

         Consolidated Condensed Statement of Operations (Unaudited) - Three
              months ended December 31, 2002 and 2001                               3

         Consolidated Condensed Statement of Financial Position (Unaudited) -
              December 31, 2002 and September 30, 2002                              4

         Consolidated Statement of Stockholders' Equity (Unaudited) -
              Three months ended December 31, 2002                                  5

         Consolidated Condensed Statement of Cash Flows (Unaudited) -
              Three months ended December 31, 2002 and 2001                         6

         Notes to Unaudited Consolidated Condensed Financial Statements             7

     Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                            17

     Item 3. Quantitative and Qualitative Disclosures About Market Risk            26

     Item 4. Controls and Procedures                                               27

PART II - OTHER INFORMATION                                                        28

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)

                                                   Three Months Ended
                                                      December 31,
                                                    2002         2001
                                                -----------  -----------
Revenue                                         $  473,124   $  510,061
Operating expenses:
     Cost of sales and services                    375,733      364,363
     Research and engineering                        9,314        8,814
     Marketing                                      17,129       15,784
     General and administrative                     16,375       16,016
                                                ----------   ----------
     Total operating expenses                      418,551      404,977
                                                ----------   ----------
Operating income                                    54,573      105,084
Interest expense                                    (4,001)      (1,896)
Interest income                                        519          374
Other expense - net                                 (1,506)        (576)
                                                ----------   ----------
Income before income taxes                          49,585      102,986
Income tax expense                                  16,115       36,045
                                                ----------   ----------

Net income                                      $   33,470   $   66,941
                                                ==========   ==========

Earnings per share:
     Basic                                      $      .21   $      .42
     Diluted                                    $      .21   $      .42

Weighted average shares outstanding:
     Basic                                         157,574      157,991
     Diluted                                       160,684      160,839



       See Notes to Unaudited Consolidated Condensed Financial Statements

                               BJ SERVICES COMPANY
             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
                                   (UNAUDITED)
                                 (In thousands)

                                                    December 31,   September 30,
                                                        2002           2002
                                                    -------------  -------------
ASSETS

Current assets:
     Cash and cash equivalents                      $      92,627  $      84,727
     Receivables - net                                    387,104        364,214
     Inventories:
         Products                                          83,414         95,540
         Work in process                                    3,199          1,971
         Parts                                             71,066         62,339
                                                    -------------  -------------
              Total inventories                           157,679        159,850
     Deferred income taxes                                  9,960         10,083
     Other current assets                                  41,850         29,917
                                                    -------------  -------------
              Total current assets                        689,220        648,791
Property - net                                            803,437        798,956
Deferred income taxes                                      70,060         73,768
Goodwill                                                  871,147        872,959
Other assets                                               49,957         47,896
                                                    -------------  -------------
                                                    $   2,483,821  $   2,442,370
                                                    =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade                        $     155,125  $     168,875
     Short-term borrowings                                  7,898          3,522
     Current portion of long-term debt                        126            256
     Accrued employee compensation and benefits            53,677         59,380
     Income and other taxes                                36,861         31,582
     Accrued insurance                                     13,172         12,311
     Other accrued liabilities                             83,923         80,494
                                                    -------------  -------------
         Total current liabilities                        350,782        356,420
Commitments and contingencies (Note 6)
Long-term debt                                            490,229        489,062
Deferred income taxes                                      10,243          9,213
Other long-term liabilities                               166,879        169,047
Stockholders' equity                                    1,465,688      1,418,628
                                                    -------------  -------------
                                                    $   2,483,821  $   2,442,370
                                                    =============  =============

       See Notes to Unaudited Consolidated Condensed Financial Statements

                               BJ SERVICES COMPANY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                        (In thousands, except share data)

                                        Common      Common   Capital   Treasury     Unearned    Retained   Accumulated    Total
                                         Stock      Stock      In        Stock    Compensation  Earnings      Other
                                        Shares               Excess                                       Comprehensive
                                                             of Par                                           Income
                                        ------------------------------------------------------------------------------------------
Balance, September 30, 2002             156,795,191 $17,376  $965,550  $(382,271)   $ (926)    $848,772   $  (29,873)   $1,418,628
Comprehensive income:
  Net income                                                                                     33,470
  Other comprehensive income, net
   of tax:
  Cumulative translation adjustments                                                                           2,176
Comprehensive income                                                                                                        35,646
Ressuance of treasury stock for:
  Stock options                             106,721                        2,174                   (999)                     1,175
  Stock purchase plan                       658,912                       14,852                 (4,889)                     9,963
  Stock performance plan                    146,595            (3,812)     3,304                    507                         (1)
Recognition of unearned compensation                                                   277                                     277
Revaluation of stock performance awards                           123                 (123)
                                        ------------------------------------------------------------------------------------------
Balance, December 31, 2002              157,707,419 $17,376  $961,861  $(361,941)   $ (772)    $876,861   $  (27,697)   $1,465,688
                                        =========== =======  ========  ==========   ======     ========   ==========    ==========

       See Notes to Unaudited Consolidated Condensed Financial Statements

                               BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                        Three Months Ended
                                                                           December 31,
                                                                       2002             2001
                                                                    ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $   33,470       $   66,941
Adjustments to reconcile net income to cash
  provided by operating activities:
    Minority interest                                                    1,196            1,502
    Amortization of unearned compensation                                  277              727
    Depreciation and amortization                                       28,462           24,438
    Deferred income  taxes                                               5,535           27,324
Changes in:
    Receivables                                                        (22,890)          79,042
    Inventories                                                          2,171           (7,588)
    Accounts payable                                                   (13,750)         (29,885)
    Other current assets and liabilities                                (8,741)         (37,887)
    Other - net                                                         (1,689)          (4,326)
                                                                    ----------       ----------
         Net cash provided by operating activities                      24,041          120,288

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                     (34,251)         (53,503)
Proceeds from disposal of assets                                         1,560              981
                                                                    ----------       ----------
         Net cash used for investing activities                        (32,691)         (52,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) borrowings - net                            5,413           (9,998)
Proceeds from exercise of stock options and stock purchase plan         11,137            4,267
Purchase of treasury stock                                                   -         (102,125)
                                                                    ----------       ----------
         Net cash provided by (used for) financing activities           16,550         (107,856)

Increase (decrease) in cash and cash equivalents                         7,900          (40,090)
Cash and cash equivalents at beginning of period                        84,727           84,103
                                                                    ----------       ----------
Cash and cash equivalents at end of period                          $   92,627       $   44,013
                                                                    ==========       ==========

       See Notes to Unaudited Consolidated Condensed Financial Statements

                               BJ SERVICES COMPANY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 General

In the opinion of management, the unaudited consolidated condensed financial statements of BJ Services Company (the "Company") include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of its financial position and statement of stockholders' equity as of December 31, 2002, and its results of operations and cash flows for each of the three- month periods ended December 31, 2002 and 2001. The consolidated condensed statement of financial position at September 30, 2002 is derived from the September 30, 2002 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and cash flows for the three-month period ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2 Earnings Per Share ("EPS")

Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased with the exercise proceeds using the average market price of the Company's common stock for each of the periods presented.

The following table presents information necessary to calculate earnings per share for the periods presented (in thousands except per share amounts):

                                                              Three Months Ended
                                                                 December 31,
                                                              2002           2001
                                                            --------       --------
Net income                                                  $ 33,470       $ 66,941
Weighted-average common shares outstanding                   157,574        157,991
                                                            --------       --------
Basic earnings per share                                    $    .21       $    .42
                                                            ========       ========

Weighted-average common and dilutive potential common
 shares outstanding:
   Weighted-average common shares outstanding                157,574        157,991
   Assumed exercise of stock options/(1)/                      3,110          2,848
                                                            --------       --------
                                                             160,684        160,839
                                                            --------       --------
Diluted earnings per share                                  $    .21       $    .42
                                                            ========       ========

/(1)/ For the three months ended December 31, 2002, 102,785 stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 3 Segment Information

The Company has three business segments: U.S./Mexico Pressure Pumping, International Pressure Pumping and Other Oilfield Services. The U.S./Mexico Pressure Pumping segment includes cementing services and stimulation services (consisting of fracturing, acidizing, sand control, nitrogen, coiled tubing and service tools) provided throughout the United States and Mexico. The International Pressure Pumping segment also includes cementing and stimulation services provided to customers in over 40 countries in the major international oil and natural gas producing areas of Latin America, Europe, Russia, Africa, Southeast Asia, Canada, China and the Middle East. The Other Oilfield Services segment consists of production chemicals, tubular services, and process and pipeline services and, with the acquisition of OSCA on May 31, 2002, completion tools and completion fluids services in the U.S. and internationally.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of the Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2002. Operating segment performance is evaluated based on operating income excluding unusual charges. Intersegment sales and transfers are not significant.

Summarized financial information concerning the Company's segments is shown in the following table. The "Corporate" column includes corporate expenses not allocated to the operating segments.

Business Segments

                                          U.S./Mexico       International         Other
                                            Pressure           Pressure           Oilfield
                                            Pumping             Pumping           Services          Corporate           Total
                                         -------------     ---------------       -----------       -----------       -----------
                                                                        (in thousands)
Three Months Ended December 31, 2002

Revenues/(1)/                             $ 211,982          $  178,880            $ 82,290         $     (28)       $  473,124
Operating income (loss)                      33,102              19,243               9,854            (7,626)           54,573
Identifiable assets                         778,964           1,001,681             458,777           244,399         2,483,821

Three Months Ended December 31, 2001

Revenues                                  $ 273,126          $  186,928            $ 49,972                35        $  510,061
Operating income (loss)                      82,174              24,731               5,619            (7,440)          105,084
Identifiable assets                         688,654             853,271             174,248         $ 169,376         1,885,549

/(1)/ As a result of the acquisition of OSCA, beginning in June 2002, certain products and services, which the Company classifies as completion tools and completion fluids, are included in the Other Oilfield Services segment. Revenue, operating income and identifiable asset amounts relating to these products and service lines in the U.S. prior to the acquisition of OSCA have been reclassified to conform to the current year presentation. Amounts relating to these products and service lines sold internationally have not been reclassified as it is impracticable to do so and such amounts are not considered to be material to the segment information provided.

A reconciliation from the segment information to consolidated income before income taxes is set forth below (in thousands):

                                                          Three Months Ended
                                                              December 31,
                                                          2002           2001
                                                       ----------     ---------
Total operating profit for reportable segments         $   54,573     $ 105,084
Interest expense - net                                     (3,482)       (1,522)
Other expense- net                                         (1,506)         (576)
                                                       ----------     ---------
Income before income taxes                             $   49,585     $ 102,986
                                                       ==========     =========

Note 4 Comprehensive Income

The components of comprehensive net income, net of tax, are as follows (in thousands):

                                                          Three Months Ended
                                                              December 31,
                                                          2002           2001
                                                       ----------     ---------
Net income attributable to common stockholders         $   33,470     $  66,941
Change in cumulative translation adjustment                 2,176          (521)
                                                       ----------     ---------
Comprehensive net income                               $   35,646     $  66,420
                                                       ==========     =========
Note 5 Acquisition of Businesses

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

     The following table reflects (in thousands, except per share amounts) the Company's results of operations on a pro forma basis as if the acquisition had been completed on October 1, 2001 utilizing OSCA's historical results for the periods presented. This unaudited pro forma information excludes the effects of cost elimination and reduction initiatives directly related to the acquisition.

                                                      Three Months Ended
                                                          December 31
                                                             2001
                                                          -----------
     Revenues                                             $   551,906
     Net income                                           $    67,013
     Earnings per share:
           Basic                                          $       .42
           Diluted                                        $       .42

     The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of October 1, 2001, nor is it necessarily indicative of future operating results.

     The allocation of the purchase price and estimated goodwill are summarized as follows (in thousands):

     Consideration paid:
           Cash to OSCA stockholders                      $   416,252
           Settlement of options                                8,197
           Debt assumed                                        35,000
           Transaction costs                                   11,124
                                                          -----------
     Total consideration                                  $   470,573
     Allocation of consideration paid:
           Cash and cash equivalents                      $     5,073
           Accounts receivable                                 24,588
           Inventory                                           25,767
           Prepaid expenses                                       879
           Current deferred income taxes                        4,031
           Property, plant and equipment                       51,254
           Other assets                                         8,785
           Short-term debt                                       (440)
           Accounts payable                                   (25,582)
           Other accrued liabilities                          (21,295)
           Accrued income and other taxes                       7,416
                                                          -----------
     Goodwill                                             $   390,097
                                                          ===========

     The Company is in the process of completing its review and determination of the fair values of the assets acquired. Accordingly, allocation of the purchase price is subject to revision based on final determination of these asset values. Upon finalization of certain real estate appraisals and completion of the valuation of intangible assets acquired, certain finite lived and/or intangible assets may be identified or revalued. For each $25 million of additional fair value allocated to such assets, the effect on related annual depreciation and/or amortization (assuming an average useful life of 10 years) would result in a reduction of net income of approximately $1.6 million or $.01 per diluted share. The Company expects to complete the remaining asset valuations by May 31, 2003.

Note 6 Commitments and Contingencies

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

     Through acquisition the Company assumed responsibility for certain claims and proceedings made against Western, Nowsco and OSCA in connection with their businesses. Some, but not all, of such claims and proceedings will continue to be covered under insurance policies of the Company's predecessors that were in place at the time of the acquisitions. Although the outcome of the claims and proceedings against the Company (including Western, Nowsco and OSCA) cannot be predicted with certainty, management believes that there are no existing claims or proceedings that are likely to have a materially adverse effect on the Company

Chevron Phillips Litigation

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

     Early in 2000, Phillips advised BJ that Phillips had reportedly terminated the license agreement between Phillips and GMT for non-payment of royalties and that BJ's sublicense had also terminated. Even though BJ believes that its sublicense with GMT has not been properly terminated and BJ's Mudzyme treatments may not be covered by the `477 patent, in 2000, BJ stopped offering its enzyme product for use on drilling mud and drill-in fluids in the U.S. Nevertheless, Chevron Phillips is claiming that the use of enzymes in fracturing fluids and other applications in the oil and gas industry falls under the `477 patent. Further, even though their patent is valid only in the United States, Chevron Phillips is requesting that the court award it damages for BJ's use of enzymes in foreign countries on the theory that oil produced from wells treated with enzymes is being imported into the United States.

     The Company disputes Chevron Phillips' interpretation of the `477 patent and its theory of damages, and will vigorously defend itself against the allegations. Further, it is the Company's position that Chevron Phillips should be bound by the terms of the sublicense agreement between

BJ and GMT. On November 25/th/ and 26/th/ of 2002, the Court conducted a hearing regarding the scope and the interpretation of the claims in the `477 patent. BJ has requested that the court adopt an interpretation of the `477 patent that would remove fracturing fluids from this case. The Judge has this matter under consideration. As with any lawsuit, the outcome of this case is uncertain. Given the scope of the claims made by Chevron Phillips, an adverse ruling against BJ could result in a substantial verdict. However, the Company does not presently believe it is likely that the results of this litigation will have a material adverse impact on the Company's financial position or the results of operations.

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

     The Company believes that the current design of the Python plug offered by BJ does not infringe any of the valid claims in the two Halliburton patents. The Company also believes the Halliburton patents are invalid based upon prior art demonstrated in products offered well before Halliburton filed for its patents. BJ's revenue from the sale of its Python tools since the inception of this product in the summer of 2001 is approximately $2.5 million. The Company believes that we have no liability for infringement of the Halliburton patents. Moreover, even if the patent is found to be enforceable and the Company is found to have infringed it, the Company does not believe it is likely that the results of this litigation will have a material adverse impact on the Company's financial position or the results of our operations.

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

     Environmental: Federal, state and local laws and regulations govern the Company's operation of underground fuel storage tanks. Rather than incur additional costs to restore and upgrade tanks as required by regulations, management has opted to remove the existing tanks. The Company has completed the removal of these tanks and has remedial cleanups in progress related to the tank removals. In addition, the Company is conducting environmental investigations and remedial actions at current and former company locations and, along with other companies, is currently named as a potentially responsible party at three third-party owned waste disposal sites. An accrual of approximately $5 million has been established for such environmental matters, which is management's best estimate of the Company's portion of future costs to be incurred. Insurance is also maintained for environmental liabilities in amounts which the Company's management believes are reasonable based on its knowledge of potential exposures.

     The Company's production chemical division, Unichem, notified the EPA in 2001 that it had failed to timely file reports related to toxic releases for the 2000 reporting year. These reports are required under Section 313 of the Emergency Planning and Community Right-to-Know Act of 1986. Unichem subsequently submitted these reports and EPA has conducted a review of Unichem's facilities. In the course of these facility reviews, the EPA has preliminarily determined that, in addition to the late filing of the 2000 reports, Unichem also failed to properly report the volumes of toxic releases for certain chemicals in the years 1998, 1999 and 2000. The EPA has estimated the potential fines for all of Unichem's facilities at approximately $240,000. BJ is contesting the potential fines and is re-calculating the volumes of the involved chemicals in an effort to reduce the number and severity of alleged violations. The EPA has not issued a formal Notice of Violation to Unichem, although the Company expects to receive such a Notice in the near future, after submission of the re-calculated volumes to the EPA.

     Lease and Other Long-Term Commitments: In December 1999, the Company completed a transaction involving the transfer of certain pumping service equipment assets and received $120.0 million that was used to pay outstanding bank debt. The equipment is used to provide services to customers and the Company pays a service fee over a period of at least six, but not more than 13 years. The transaction generated a deferred gain, included in other long-term liabilities, of approximately $63 million, which is being amortized over 13 years. The balance of the deferred gain was $46.6 and $47.8 million as of December 31, 2002 and September 30, 2002, respectively.

     In 1997, the Company completed a transaction involving the transfer of certain pumping service equipment assets. The Company received $100.0 million that was used to pay outstanding bank debt. The equipment is used to provide services to the Company's customers for which the Company pays a service fee over a period of at least eight, but not more than 14 years. The transaction generated a deferred gain of approximately $38 million, which is being amortized over 12 years. The balance of the deferred gain was $18.1 and $18.8 million as of December 31, 2002 and September 30, 2002, respectively.

     Guarantees: The Company routinely issues Parent Company Guarantees ("PCG's) in connection with service contracts entered into by the Company's subsidiaries. The issuance of these PCG's is frequently a condition of the bidding process imposed by the Company's customers for work in countries outside of North America. The PCG's typically provide that the Company guarantees the performance of the services by the Company's local subsidiary. The term of these PCG's varies with length of the services contract.

     The Company arranges for the issuance of a variety of bank guarantees, performance bonds and standby letters of credit. The vast majority of these are issued in connection with contracts the Company, or a subsidiary, has entered into with its customers. The customer has the right to call on the bank guarantee, performance bond or standby letter of credit in the event that the Company, or the subsidiary, defaults in the performance of the services. These instruments are required as a condition to the Company, or the subsidiary, being awarded the contract, and are released upon completion of the contract. The balance of these instruments are predominantly standby letters of credit issued in connection with a variety of the Company's financial obligations, such as in support of fronted insurance programs, claims administration funding, certain employee benefit plans and temporary importation bonds. The following table summarizes the Company's other commercial commitments as of December 31, 2002 (in thousands):

                                                                   Amount of commitment expiration per period
                                                                   ------------------------------------------
                                                  Total
                                                 Amounts      Less than           1-3           4-5        Over 5
Other Commercial Commitments                    Committed       1 Year           Years         Years        Years
----------------------------                    ---------       ------           -----         -----        -----
Standby Letters of Credit...............       $   19,197     $   19,118      $       79
Bank Guarantees and performance bonds              52,515         15,944          25,812     $   6,573    $   4,187
                                               ----------     ----------      ----------     ---------    ---------
Total Commercial Commitments............       $   71,712     $   35,062      $   25,891     $   6,573    $   4,187
                                               ==========     ==========      ==========     =========    =========


Note 7 New Accounting Standards

     In August 2001, the Financial Accounting Standards Board "FASB" issued SFAS No. 143,

"Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires entities to record the cumulative effect of a change in accounting principle in the income statement in the period of adoption. The Company adopted SFAS 143 on October 1, 2002. The Company has an asset retirement obligation ("ARO") with respect to machinery and equipment permanently affixed to the decks of certain leased vessels. The Company is obligated to remove the machinery and equipment and restore the vessel to its original condition upon returning the vessel to the owner. The Company determined the fair value of the ARO by using the "expected cash flow" approach and probability weighting multiple scenarios and related outcomes. The cumulative effect of the adoption of SFAS 143 had no effect on earnings per share. The ARO was $3.1 million at October 1, 2002 and $3.1 million at December 31, 2002. Due to the immaterial effects that this new standard had on a cumulative basis as of October 1, 2002 and for the comparative quarters ended December 31, 2002 and 2001, we are not presenting pro forma ARO disclosures. Based on our ARO's as of December 31, 2002, on an annual basis, we expect depreciation expense to increase by approximately $0.1 million and to incur accretion expense of approximately $0.2 million as a result of adopting SFAS 143.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion 30, while retaining many of the requirements of these two statements. Under SFAS 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from ongoing operations and the reporting entity will not have any significant continuing involvement in the discontinued operations prospectively. SFAS 144 is effective for fiscal years beginning after December 15, 2001. SFAS 144 did not materially change the methods used by the Company to measure impairment losses on long-lived assets but may result in future dispositions being reported as discontinued operations to a greater extent than is currently permitted. The Company adopted SFAS 144 on October 1, 2002.

     In November 2002, Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45") was issued. The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The Interpretation's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The Company is currently evaluating the impact of FIN No. 45 on its financial statements, however the Company's current guarantees are disclosed in Note 6.

     In December 2002, issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation" ("SFAS 148"). This Statement amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement also requires that those effects be disclosed more prominently by specifying the form, content and location of those disclosures. SFAS 148 improves the prominence and clarity of the pro forma disclosures required by SFAS 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent. In addition, this statement improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. SFAS 148 also amends certain disclosure requirements under APB 25. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company does not expect to change to using the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS 148 is expected to impact only the future disclosures, not the financial results, of the Company.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

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

     Due to "aging" oilfields and lower-cost sources of oil internationally, drilling activity in the United States has declined more than 75% from its peak in 1981. Depressed drilling activity levels were experienced in 1986 and 1992 and record low drilling levels were experienced in early 1999. Despite a recovery in the latter half of fiscal 1999, the U.S. average fiscal 1999 rig count of 601 active rigs represented the lowest in history. A recovery in U.S. drilling occurred in fiscal 2000 and 2001 due to exceptionally strong oil and natural gas prices, yet drilling activity retreated in fiscal 2002. For the three months ended December 31, 2002, the active U.S. rig count averaged 847 rigs, a 16% decrease in activity compared to the same period in fiscal 2002. Crude oil and natural gas prices have stabilized over the past several months and U.S. drilling activity has leveled out. The Company's management believes that such activity will remain flat for the next quarter and will begin increasing sometime in the Spring of 2003.

     Drilling activity outside North America has historically been less volatile than domestic drilling activity. International drilling activity also reached record low levels during 1999 due to low oil prices during most of the year. While Canadian drilling activity began to recover during the latter part of fiscal 1999, activity in most of the other international regions did not begin to significantly recover until the latter half of fiscal 2001. During fiscal 2002, active international drilling rigs (excluding Canada) decreased 1% compared to fiscal 2001 and Canadian drilling activity decreased 27% from the previous fiscal year. During the three months ended December 31, 2002, active international drilling rigs (excluding Canada) averaged 753 rigs, an increase of 1% in activity compared to the same period in fiscal 2002. Canadian drilling activity also increased during the three months ended December 31, 2002 averaging 283 active drilling rigs, up 2% from the same period of fiscal year 2002. The Company expects international drilling activity (including Canada) in fiscal 2003 to be consistent with levels experienced in fiscal 2002.

Critical Accounting Policies

     The Company has defined a critical accounting policy as one that is both important to the portrayal of the Company's financial condition and results of operations and requires the management of the Company to make difficult, subjective or complex judgments. Estimates and assumptions about future events and their effects cannot be perceived with certainty. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K for the year ending September 30, 2002.

Acquisition

     On May 31, 2002, the Company completed the acquisition of OSCA, Inc. ("OSCA"), a completion services (pressure pumping), completion tools and completion fluids company based in Lafayette, Louisiana, with operations primarily in the U.S. Gulf of Mexico, Brazil and Venezuela for a total purchase price of $470.6 million. See Note 3 of the Notes to the Consolidated Financial Statements included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2002 for additional information regarding this acquisition.

Results of Operations

     The following table sets forth selected key operating statistics reflecting industry rig count and the Company's financial results:

                                                                               Three Months Ended
                                                                                  December 31,
                                                                              2002            2001
                                                                              ----            ----
      Rig Count:/(1)/
        U.S.                                                                    847           1,004
        International                                                         1,036           1,026
      Consolidated revenue (in millions):                                   $ 473.1         $ 510.1
      Revenue by business segment (in millions):
        U.S./Mexico Pressure Pumping                                        $ 212.0         $ 273.1
        International Pressure Pumping                                        178.9           186.9
        Other Oilfield Services                                                82.3            50.0
      Percentage of gross profit to revenue/(2)/                               20.6%           28.6%
      Percentage of research and engineering expense to revenue                 2.0%            1.7%
      Percentage of marketing expense to revenue                                3.6%            3.1%
      Percentage of general and administrative expense to revenue               3.5%            3.1%

      Consolidated operating income (in millions):                          $  54.6         $ 105.1
      Operating income by business segment (in millions)
        U.S./Mexico Pressure Pumping                                        $  33.1         $  82.2
        International Pressure Pumping                                         19.2            24.7
        Other Oilfield Services                                                 9.9             5.6

------------

/(1)/ Industry estimate of drilling activity as measured by average active drilling rigs.
/(2)/ Gross profit represents revenue less cost of sales and services.

     Revenue: Compared to prior year's first quarter, U.S./Mexico pressure pumping services revenues declined 22% and International pressure pumping services revenues declined 4%. Revenues from Other Oilfield Services increased 65%, due primarily to the addition of the completion fluids and completion tools service lines acquired with OSCA in May 2002.

     Operating Income: Operating income margins were 11.5%, relatively unchanged from the preceding quarter. Compared to the prior year's first quarter, operating income margins declined from 20.6% due to market activity declines and price deterioration in U.S./Mexico pressure pumping services.

     Other: Interest expense, net, increased $2.0 million from prior year's first quarter as a result of the issuance of convertible debt in April 2002, used to finance the OSCA acquisition.

     Income Taxes: Primarily as a result of profitability in international jurisdictions where the statutory tax rate is less than the U.S. tax rate, the effective tax rate was 32.5% for the three months ended December 31, 2002 and 35.0% for the same period in fiscal 2002.

U.S./Mexico Pressure Pumping Segment

     Compared to the first quarter of the prior fiscal year, revenue declined $61.1 million, or 22% due to a 16% decline in drilling activity, a 10% decline in workover activity, and price deterioration. Management believes that fiscal 2003 revenues generated by its U.S./Mexico pressure pumping operations will increase slightly as drilling activity levels are not expected to improve until sometime in the Spring of 2003.

     During the quarter ended December 31, 2002, operating income for the Company's U.S./Mexico pressure pumping segment decreased $49.1 million, or 60% from the same period of the prior year. The decrease was due primarily to decreased revenues resulting from the decline in drilling and workover activity and lower prices for the Company's products and services.

International Pressure Pumping Segment

     International revenues were $178.9 million, a decrease of 4% from the prior year's first quarter. Revenues in Russia declined due to activity delays as a result of extremely cold weather. Revenues in Latin America declined as a result of depressed activity in Argentina and Venezuela caused by economic uncertainties and PDVSA (state oil company) labor strikes, respectively. These decreases were offset by activity increases in the Asia Pacific and Middle East regions. In Canada, revenues decreased 21% compared to prior year's first quarter even though the average active drilling rigs in Canada increased 2% from prior year's first fiscal quarter. The activity increase was primarily in shallow drilling areas of Southern Canada as warm weather delayed rig movement into the North, an area with historically higher revenue per job. Based on expected drilling and activity levels, revenues for the Company's international pressure pumping operations are expected to improve slightly for the remainder of fiscal 2003 from fiscal 2002 levels.

     During the quarter ended December 31, 2002, operating income for the Company's International pressure pumping segment decreased $5.5 million, or 22% from the same period of the prior year. The decrease was due primarily to reduced service revenues in Russia which were not sufficient to recover the expanded fixed cost base from the additional service rigs acquired in the third quarter of fiscal 2002. Additionally, Canadian margins declined due to warmer weather which delayed rig movement to the North. As a result, activity was concentrated in the less profitable southern area of Canada.

Other Oilfield Services Segment

     Revenues increased 65% from the prior year's first quarter, due primarily to the addition of completion fluids and completion tools service lines acquired with OSCA. In addition, revenues from process and pipeline services, tubular services and production chemicals increased 13%, 14%, and 3%, respectively, when compared to the same quarter of the prior fiscal year.

     During the quarter ended December 31, 2002, operating income for the Company's Other Oilfield Services segment increased $4.3 million, or 75% from the same period of the prior year. The increase was due primarily to the addition of completion fluids and completion tools service lines acquired with OSCA.

Capital Resources and Liquidity

     At December 31, 2002, cash and cash equivalents equaled $92.6 million compared with $84.7 million at September 30, 2002.

     Net cash provided from operating activities for the first quarter of fiscal 2003 totaled $24.0 million, a decrease of $96.2 million from the comparable period of the prior year. This is primarily due to reduced profitability and a higher percentage of international revenue where the collection period is typically longer.

     Cash flows used in investing activities for the three months ended December 31, 2002 totaled $32.7 million, a decrease of $19.8 million compared to the same period of the previous year. This is primarily attributable to a decrease in the Company's capital expenditures, however, capital expenditures for fiscal 2003 are expected to be at a level consistent with fiscal 2002 spending at approximately $180 million. The 2003 capital program is expected to consist primarily of spending for the enhancement of the Company's existing pressure pumping equipment, continued investment in the U.S. fracturing fleet recapitalization initiative and stimulation expansion internationally. The actual amount of 2003 capital expenditures will be primarily dependent on maintenance requirements and expansion opportunities and is expected to be funded by cash flows from operating activities.

     Cash flows provided by financing activities for the three months ended December 31, 2002 were $16.6 million, compared to cash flows used for financing activities of $107.9 million in the same period of the previous year. Cash flows provided by financing activities during the first quarter of fiscal 2003 were primarily from proceeds from the exercise of stock options and the employee stock purchase plan. Cash flows used in financing activities during the first quarter of fiscal 2002, were used to repurchase the Company's common stock. During that quarter, the Company purchased 4.4 million shares of its common stock at a cost of $102.1 million under a share repurchase program initially approved by the Company's Board of Directors in December 1997. The share repurchase program, as amended, authorizes purchases up to $750 million, $251.0 million of which was available for future purchase as of December 31, 2002.

     In June 2001, the Company replaced its existing credit facility with a new $400 million committed line of credit ("Committed Credit Facility"). The Committed Credit Facility consists of a $200 million, 364-day commitment that renews annually at the option of the lenders and a $200 million three-year commitment. The 364-day commitment that expired in June 2002 was renewed for an additional 364 days. There were no outstanding borrowings under the Committed Credit Facility at December 31, 2002.

     In addition to the Committed Credit Facility, the Company had $129.0 million in various unsecured, discretionary lines of credit at December 31, 2002, which expire at various dates in 2003. There are no requirements for commitment fees or compensating balances in connection with these lines of credit, and interest on borrowings is based on prevailing market rates. There was $7.9 million and $3.5 million in outstanding borrowings under these lines of credit at December 31, 2002 and September 30, 2002, respectively.

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

     The notes will mature in 2022 and cannot be called by the Company for three years after issuance. If the Company exercises its right to call the notes, the redemption price must be paid in cash. Holders of the notes can require the Company to repurchase the notes on the third, fifth, tenth and fifteenth anniversaries of the issuance. The Company has the option to pay the repurchase price in cash or stock. The issue price of the notes was $790.76 for each $1,000 in face value, which represents a yield to maturity of 1.625%. Of this 1.625% annual yield to maturity, 0.50% per year on the issue price will be paid semi-annually in cash for the life of the security.

     The notes are convertible into BJ Services common stock at an initial rate of 14.9616 shares for each $1,000 face amount note. This rate results in an initial conversion price of $52.85 per share (based on the purchaser's original issue discount) and represents a premium of 45% over the April 18, 2002 closing sale price of the Company's common stock on the New York Stock Exchange of $36.45 per share. The Company has the option to settle notes that are surrendered for conversion using cash. Generally, except upon the occurrence of specified events, including a credit rating downgrade to below investment grade, holders of the notes are not entitled to exercise their conversion rights until the Company's stock price is greater than a specified percentage (beginning at 120% and declining to 110% at the maturity of the notes) of the accreted conversion price per share. At December 31, 2002, the accreted conversion price per share would have been $53.26.

     The Company's total interest-bearing debt was 25.4% of its total capitalization (total capitalization equals the sum of interest-bearing debt and stockholders' equity) at December 31, 2002, compared to 25.8% at September 30, 2002. The Committed Credit Facility includes various customary covenants and other provisions including the maintenance of certain profitability and solvency ratios, none of which materially restrict the Company's activities. Management believes that the Committed Credit Facility, combined with other discretionary credit facilities and cash flows from operations, provides the Company with sufficient capital resources and liquidity to manage its routine operations, meet debt service obligations and fund projected capital expenditures. If the discretionary lines of credit are not renewed, or if borrowings under these lines of credit otherwise become unavailable, the Company expects to refinance this debt by arranging additional committed bank facilities or through other long-term borrowing alternatives.

Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board "FASB" issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires entities to record the cumulative effect of a change in accounting principle in the income statement in the period of adoption. The Company adopted SFAS 143 on October 1, 2002. The Company has an asset retirement obligation ("ARO") with respect to machinery and equipment permanently affixed to the decks of certain leased vessels. The Company is obligated to remove the machinery and equipment and restore the vessel to its original condition upon returning the vessel to the owner. The Company determined the fair value of the ARO by using the "expected cash flow" approach and probability weighting multiple scenarios and related outcomes. The cumulative effect of the adoption of SFAS 143 had no effect on earnings per share. The ARO was $3.1 million at October 1, 2002 and $3.1 million at December 31, 2002. Due to the immaterial effects that this new standard had on a cumulative basis as of October 1, 2002 and for the comparative quarters ended December 31, 2002and 2001, we are not presenting pro forma ARO disclosures. Based on our ARO's as of December 31, 2002, on an annual basis, we expect depreciation expense to increase by approximately $0.1 million and to incur accretion expense of approximately $0.2 million as a result of adopting SFAS 143.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion 30, while retaining many of the requirements of these two statements. Under SFAS 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from ongoing operations and the reporting entity will not have any significant continuing involvement in the discontinued operations prospectively. SFAS 144 is effective for fiscal years beginning after December 15, 2001. SFAS 144 did not materially change the methods used by the Company to measure impairment losses on long-lived assets but may result in future dispositions being reported as discontinued operations to a greater extent than is currently permitted. The Company adopted SFAS 144 on October 1, 2002.

     In November 2002, Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45") was issued. The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The Interpretation's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The Company is currently evaluating the impact of FIN 45 on its financial statements, however the Company's current guarantees are disclosed in Note 6 of the Notes to Unaudited Consolidated Condensed Financial Statements.

     In December 2002, issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation" ("SFAS 148"). This Statement amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement also requires that those effects be disclosed more prominently by specifying the form, content and location of those disclosures. SFAS 148 improves the prominence and clarity of the pro forma disclosures required by SFAS 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent. In addition, this statement improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. SFAS 148 also amends certain disclosure requirements under APB 25. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company does not expect to change to using the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS 148 is expected to impact only the future disclosures, not the financial results, of the Company.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

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

     If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. Other than as required under the Securities laws, the Company does not assume a duty to update these forward looking statements. Please see "Risk Factors" included in the Company's 2002 Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is to foreign currency fluctuations internationally and changing interest rates, primarily in the United States and Europe. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. If the floating rates were to increase by 10% from December 31, 2002 rates, the Company's combined interest expense to third parties would increase by a total of $3,500 each month in which such increase continued. At December 31, 2002, the Company had issued fixed-rate debt of $490.2 million. These instruments are fixed-rate and, therefore, do not expose the Company to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by $21.6 million if interest rates were to decline by 10% from their rates at December 31, 2002.

Periodically, the Company borrows funds which are denominated in foreign currencies, which exposes the Company to market risk associated with exchange rate movements. There were no such borrowings denominated in foreign currencies at December 31, 2002. When necessary, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no foreign exchange contracts outstanding at December 31, 2002. All items described are non-trading and are stated in U.S. dollars (in thousands).

                                                    Expected Maturity Dates                                    Fair Value
                                           2003       2004      2005     2006     Thereafter    Total       December 31, 2002
                                           ----       ----      ----     ----     ----------    -----       -----------------
SHORT-TERM BORROWINGS

Bank borrowings; US $ denominated         $7,898                                               $ 7,898
Average variable interest rate - 5.25%
   at December 31, 2002

LONG-TERM BORROWINGS

Current leases; US $ denominated             126                                                   126
Variable interest rate - 6.18% at
   December 31, 2002

7% Series B Notes - US $ denominated                         $78,851                            78,851                $ 86,695
Fixed interest rate - 7%

1.625% Convertible Notes
  US denominated                                                                 $ 411,378     411,378                 420,438
  Fixed interest rate - 1.625%

ITEM 4.  CONTROLS AND PROCEDURES

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

                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings

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

      Early in 2000, Phillips advised BJ that Phillips had reportedly terminated the license agreement between Phillips and GMT for non-payment of royalties and that BJ's sublicense had also terminated. Even though BJ believes that its sublicense with GMT has not been properly terminated and BJ's Mudzyme treatments may not be covered by the `477 patent, in 2000, BJ stopped offering its enzyme product for use on drilling mud and drill-in fluids in the U.S. Nevertheless, Chevron Phillips is claiming that the use of enzymes in fracturing fluids and other applications in the oil and gas industry falls under the `477 patent. Further, even though their patent is valid only in the United States, Chevron Phillips is requesting that the court award it damages for BJ's use of enzymes in foreign countries on the theory that oil produced from wells treated with enzymes is being imported into the United States.

      The Company disputes Chevron Phillips' interpretation of the `477 patent and its theory of damages, and will vigorously defend itself against the allegations. Further, it is the Company's position that Chevron Phillips should be bound by the terms of the sublicense agreement between BJ and GMT. On November 25/th/ and 26/th/ of 2002, the Court conducted a hearing regarding the scope and the interpretation of the claims in the `477 patent. BJ has requested that the court adopt an interpretation of the `477 patent that would remove fracturing fluids from this case. The Judge has this matter under consideration. As with any lawsuit, the outcome of this case is uncertain. Given the scope of the claims made by Chevron Phillips, an adverse ruling against BJ could result in a substantial verdict. However, the Company does not presently believe it is likely that the results of this litigation will have a material adverse impact on the Company's financial position or the results of operations.

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

     The Company believes that the current design of the Python plug offered by BJ does not infringe any of the valid claims in the two Halliburton patents. The Company also believes the Halliburton patents are invalid based upon prior art demonstrated in products offered well before Halliburton filed for its patents. BJ's revenue from the sale of its Python tools since the inception of this product in the summer of 2001 is approximately $2.5 million. The Company believes that we have no liability for infringement of the Halliburton patents. Moreover, even if the patent is found to be enforceable and the Company is found to have infringed it, the Company does not believe it is likely that the results of this litigation will have a material adverse impact on the Company's financial position or the results of our operations.

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

     Environmental: Federal, state and local laws and regulations govern the Company's operation of underground fuel storage tanks. Rather than incur additional costs to restore and upgrade tanks as required by regulations, management has opted to remove the existing tanks. The Company has completed the removal of these tanks and has remedial cleanups in progress related to the tank removals. In addition, the Company is conducting environmental investigations and remedial actions at current and former company locations and, along with other companies, is currently named as a potentially responsible party at three third-party owned waste disposal sites. An accrual of approximately $5 million has been established for such environmental matters, which is management's best estimate of the Company's portion of future costs to be incurred. Insurance is also maintained for environmental liabilities in amounts which the Company's management believes are reasonable based on its knowledge of potential exposures.

     The Company's production chemical division, Unichem, notified the EPA in 2001 that it had failed to timely file reports related to toxic releases for the 2000 reporting year. These reports are required under Section 313 of the Emergency Planning and Community Right-to-Know Act of 1986. Unichem subsequently submitted these reports and EPA has conducted a review of Unichem's facilities. In the course of these facility reviews, the EPA has preliminarily determined that, in addition to the late filing of the 2000 reports, Unichem also failed to properly report the volumes of toxic releases for certain chemicals in the years 1998, 1999 and 2000. The EPA has estimated the potential fines for all of Unichem's facilities at approximately $240,000. BJ is contesting the potential fines and is re-calculating the volumes of the involved chemicals in an effort to reduce the number and severity of alleged violations. The EPA has not issued a formal Notice of Violation to Unichem, although the Company expects to receive such a Notice in the near future, after submission of the re-calculated volumes to the EPA.

Item 2. Changes in Securities

          None

Item 3. Defaults upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          None

Item 6. Exhibits and Reports on Form 8-K.

          (a) Exhibits.

                None

          (b) Reports on Form 8-K.

                On January 24, 2003, the Company filed a Form 8-K (i) disclosing certain financial information under Item 9 and (ii) attaching press releases with respect to (a) announcement of the financial results for the first quarter ended December 31, 2002, and (b) appointment of William H. White to the Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  BJ Services Company
                                                      (Registrant)




Date: February 14, 2003                           BY /s/ J. W. Stewart
                                                  ------------------------------
                                                      J. W. Stewart
                                                      Chairman of the Board






Date: February 14, 2003                           BY /s/ T. M. Whichard
                                                  ------------------------------
                                                      T. M. Whichard
                                                      Chief Financial Officer

                                  CERTIFICATION

I, J.W. Stewart, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of BJ Services Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

                                               BY /s/ J. W. Stewart
                                               ---------------------------------
                                               J.W. Stewart
                                               Chief Executive Officer

                                  CERTIFICATION

I, T. M. Whichard, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of BJ Services Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

                                                 BY /s/ T. M. Whichard
                                                 -------------------------------
                                                 T. M. Whichard
                                                 Chief Financial Officer