Form 10-Q
period 2003-03-31
BJ SERVICES CO
filed 2003-05-14
CIK 864328

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From             to            .
                                           -----------    -----------

                         Commission file number 1-10570

                               BJ SERVICES COMPANY
             (Exact name of registrant as specified in its charter)

                  Delaware                                        63-0084140
       (State or other jurisdiction of                         (I.R.S. Employer)
        incorporation or organization)                        Identification No.

5500 Northwest Central Drive, Houston, Texas                        77092
  (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (713) 462-4239

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act.)YES [X] NO [ ]

There were 158,059,972 shares of the registrant's common stock, $.10 par value, outstanding as of May 12, 2003.

================================================================================

                               BJ SERVICES COMPANY

                                      INDEX

PART I - FINANCIAL INFORMATION:

   Item 1. Financial Statements

      Consolidated Condensed Statement of Operations (Unaudited) - Three
         and six months ended March 31, 2003 and 2002                         3

      Consolidated Condensed Statement of Financial Position (Unaudited) -
         March 31, 2003 and September 30, 2002                                4

      Consolidated Statement of Stockholders' Equity (Unaudited) -
         Six months ended March 31, 2003                                      5

      Consolidated Condensed Statement of Cash Flows (Unaudited) -
         Six months ended March 31, 2003 and 2002                             6

      Notes to Unaudited Consolidated Condensed Financial Statements          7

   Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                              20

   Item 3. Quantitative and Qualitative Disclosures About Market Risk        33

   Item 4. Controls and Procedures                                           34

PART II - OTHER INFORMATION                                                  35

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                               BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)


                                       Three Months Ended       Six Months Ended
                                            March 31,              March 31,
                                       -------------------   ---------------------
                                         2003       2002        2003        2002
                                       --------   --------   ----------   --------
Revenue                                $534,580   $442,388   $1,007,704   $952,449
Operating expenses:
   Cost of sales and services           415,031    342,232      790,764    706,595
   Research and engineering              10,365      8,784       19,679     17,598
   Marketing                             18,345     14,884       35,474     30,668
   General and administrative            18,947     15,940       35,322     31,956
                                       --------   --------   ----------   --------
      Total operating expenses          462,688    381,840      881,239    786,817
                                       --------   --------   ----------   --------
Operating income                         71,892     60,548      126,465    165,632
Interest expense                         (3,741)      (414)      (7,742)    (2,310)
Interest income                             344        303          863        677
Other expense - net                      (2,113)      (508)      (3,619)    (1,084)
                                       ---------  ---------  -----------  ---------
   Income before income taxes            66,382     59,929      115,967    162,915
Income tax expense                       21,574     20,975       37,689     57,020
                                       --------   --------   ----------   --------

Net income                             $ 44,808   $ 38,954   $   78,278   $105,895
                                       ========   ========   ==========   ========

Earnings per share:
   Basic                               $    .28   $    .25   $      .50   $    .67
   Diluted                             $    .28   $    .24   $      .49   $    .66

Weighted average shares outstanding:
   Basic                                157,813    156,491      157,692    157,249
   Diluted                              160,985    160,125      160,833    160,476

     The accompanying notes are an integral part of these consolidated financial statements

                               BJ SERVICES COMPANY
             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
                                   (UNAUDITED)
                                 (In thousands)

                                                 March 31,   September 30,
                                                   2003           2002
                                                ----------   -------------
ASSETS

Current assets:
   Cash and cash equivalents                    $  122,042     $   84,727
   Receivables - net                               438,196        364,214
   Inventories:
      Products                                      87,761         95,540
      Work in process                                3,511          1,971
      Parts                                         71,750         62,339
                                                ----------     ----------
         Total inventories                         163,022        159,850
   Deferred income taxes                             9,129         10,083
   Other current assets                             37,238         29,917
                                                ----------     ----------
         Total current assets                      769,627        648,791
Property - net                                     816,750        798,956
Deferred income taxes                               60,186         73,768
Goodwill                                           874,367        872,959
Other assets                                        47,989         47,896
                                                ----------     ----------
                                                $2,568,919     $2,442,370
                                                ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                             $  187,380     $  168,875
   Short-term borrowings                             2,659          3,522
   Current portion of long-term debt                    --            256
   Accrued employee compensation and benefits       55,288         59,380
   Income and other taxes                           38,224         31,582
   Accrued insurance                                15,644         12,311
   Other accrued liabilities                        73,290         80,494
                                                ----------     ----------
         Total current liabilities                 372,485        356,420
Commitments and contingencies (Note 6)
Long-term debt                                     491,399        489,062
Deferred income taxes                               11,336          9,213
Other long-term liabilities                        172,203        169,047
Stockholders' equity                             1,521,496      1,418,628
                                                ----------     ----------
                                                $2,568,919     $2,442,370
                                                ==========     ==========

   The accompanying notes are an integral part of these consolidated financial statements

                               BJ SERVICES COMPANY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                        (In thousands, except share data)

                                                                       Capital
                                                Common       Common   In Excess    Treasury
                                             Stock Shares    Stock      of Par      Stock
                                             ------------   -------   ---------   ---------
Balance, September 30, 2002                   156,795,191   $17,376    $965,550   $(382,271)
Comprehensive income:
   Net income
   Other comprehensive income, net of tax:
   Cumulative translation adjustments
Comprehensive income
Reissuance of treasury stock for:
   Stock options                                  106,721                             2,174
   Stock purchase plan                            658,912                            14,852
   Stock performance plan                         146,595                (3,812)      3,304
Recognition of unearned compensation
Revaluation of stock performance awards                                     123
                                              -----------   -------    --------   ---------
Balance, December 31, 2002                    157,707,419   $17,376    $961,861   $(361,941)
                                              ===========   =======    ========   =========
Comprehensive income:
   Net income
   Other comprehensive income, net of tax:
   Cumulative translation adjustments
Comprehensive income
Reissuance of treasury stock for:
   Stock options                                  196,563                             4,479
   Stock purchase plan                                451                                10
Recognition of unearned compensation
                                              -----------   -------    --------   ---------
Balance, March 31, 2003                       157,904,433   $17,376    $961,861   $(357,452)
                                              ===========   =======    ========   =========

                                                                        Accumulated
                                                                           Other
                                               Unearned     Retained   Comprehensive
                                             Compensation   Earnings       Income         Total
                                             ------------   --------   -------------   ----------
Balance, September 30, 2002                     $(926)      $848,772     $(29,873)     $1,418,628
Comprehensive income:
   Net income                                                 33,470
   Other comprehensive income, net of tax:
   Cumulative translation adjustments                                       2,176
Comprehensive income                                                                       35,646
Reissuance of treasury stock for:
   Stock options                                                (999)                       1,175
   Stock purchase plan                                        (4,889)                       9,963
   Stock performance plan                                        507                           (1)
Recognition of unearned compensation              277                                         277
Revaluation of stock performance awards          (123)
                                                -----       --------     --------      ----------
Balance, December 31, 2002                      $(772)      $876,861     $(27,697)     $1,465,688
                                                =====       ========     ========      ==========
Comprehensive income:
   Net income                                                 44,808
   Other comprehensive income, net of tax:
   Cumulative translation adjustments                                       8,411
Comprehensive income                                                                       53,219
Reissuance of treasury stock for:
   Stock options                                              (2,174)                       2,305
   Stock purchase plan                                            (3)                           7
Recognition of unearned compensation              277                                         277
                                                -----       --------     --------      ----------
Balance, March 31, 2003                         $(495)      $919,492     $(19,286)     $1,521,496
                                                =====       ========     ========      ==========

   The accompanying notes are an integral part of these consolidated financial statements

                               BJ SERVICES COMPANY
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                               Six Months Ended
                                                                   March 31,
                                                             --------------------
                                                               2003        2002
                                                             --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $ 78,278   $ 105,895
Adjustments to reconcile net income to cash
   provided by operating activities:
   Minority interest                                            2,655       2,234
   Amortization of unearned compensation                          554       1,454
   Depreciation and amortization                               57,992      49,612
   Deferred income taxes                                       10,532      36,793
Changes in:
   Receivables                                                (73,982)    117,319
   Inventories                                                 (3,172)     (2,414)
   Accounts payable                                            18,505     (48,936)
   Other current assets and liabilities                        (2,515)    (64,264)
   Other - net                                                  1,711     (11,198)
                                                             --------   ---------
      Net cash provided by operating activities                90,558     186,495

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                            (70,915)    (96,063)
Proceeds from disposal of assets                                3,005         880
                                                             --------   ---------
      Net cash used for investing activities                  (67,910)    (95,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) borrowings - net                   1,218     (10,123)
Proceeds from issuance of stock                                13,449       5,393
Purchase of treasury stock                                         --    (102,125)
                                                             --------   ---------
      Net cash provided by (used for) financing activities     14,667    (106,855)

Increase (decrease) in cash and cash equivalents               37,315     (15,543)
Cash and cash equivalents at beginning of period               84,727      84,103
                                                             --------   ---------
Cash and cash equivalents at end of period                   $122,042   $  68,560
                                                             ========   =========

   The accompanying notes are an integral part of these consolidated financial statements

                               BJ SERVICES COMPANY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 General

     In the opinion of management, the unaudited consolidated condensed financial statements of BJ Services Company (the "Company") include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of its financial position and statement of stockholders' equity as of March 31, 2003, and its results of operations for each of the three-month and six-month periods ended March 31, 2003 and 2002 and its cash flows for each of the six-month periods ended March 31, 2003 and 2002. The consolidated condensed statement of financial position at September 30, 2002 is derived from the September 30, 2002 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and cash flows for the three and six-month periods ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

     The following table presents information necessary to calculate earnings per share for the periods presented (in thousands except per share amounts):

                                              Three Months Ended    Six Months Ended
                                                  March 31,             March 31,
                                             -------------------   -------------------
                                               2003       2002        2003      2002
                                             --------   --------   --------   --------
Net income                                   $ 44,808   $ 38,954   $ 78,278   $105,895

Weighted-average common shares outstanding    157,813    156,491    157,692    157,249
                                             --------   --------   --------   --------

Basic earnings per share                     $    .28   $    .25   $    .50   $    .67
                                             ========   ========   ========   ========

                                              Three Months Ended    Six Months Ended
                                                  March 31,             March 31,
                                             -------------------   -------------------
                                               2003       2002       2003       2002
                                             --------   --------   --------   --------
Weighted-average common and dilutive
   potential common shares outstanding:
   Weighted-average common shares
      outstanding                             157,813    156,491    157,692    157,249
   Assumed exercise of stock options/(1)/       3,172      3,634      3,141      3,227
                                             --------   --------   --------   --------
                                              160,985    160,125    160,833    160,476
                                             --------   --------   --------   --------

Diluted earnings per share                   $    .28   $    .24   $    .49   $    .66
                                             ========   ========   ========   ========

/(1)/ For the three and six months ended March 31, 2003, 410 and 315 stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect, respectively.

Note 3 Segment Information

     The Company has three business segments: U.S./Mexico Pressure Pumping, International Pressure Pumping and Other Oilfield Services. The U.S./Mexico Pressure Pumping segment includes cementing services and stimulation services (consisting of fracturing, acidizing, sand control, nitrogen, coiled tubing and service tools) provided throughout the United States and Mexico. The International Pressure Pumping segment also includes cementing and stimulation services provided to customers in over 45 countries in the major international oil and natural gas producing areas of Latin America, Europe, Russia, Africa, Southeast Asia, Canada, China and the Middle East. The Other Oilfield Services segment consists of production chemicals, tubular services, process and pipeline services and, with the acquisition of OSCA, Inc. ("OSCA") on May 31, 2002, completion tools and completion fluids services in the U.S. and in select markets internationally.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of the Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2002. Operating segment performance is evaluated based on operating income. Intersegment sales and transfers are not significant.

     Summarized financial information concerning the Company's segments is shown in the following table. The "Corporate" column includes corporate expenses not allocated to the operating segments.

Business Segments

                                    U.S./Mexico   International    Other
                                      Pressure       Pressure     Oilfield
                                      Pumping        Pumping      Services   Corporate      Total
                                    -----------   -------------   --------   ---------   ----------
                                                           (in thousands)
Three Months Ended March 31, 2003

Revenues/(1)/                         $232,156      $  217,671    $ 84,039    $    714   $  534,580
Operating income (loss)                 38,480          34,152       9,813     (10,553)      71,892

Three Months Ended March 31, 2002

Revenues                              $207,300      $  186,493    $ 47,347    $  1,248   $  442,388
Operating income (loss)                 40,145          21,382       4,568      (5,547)      60,548

Six Months Ended March 31, 2003

Revenues/(1)/                         $444,138      $  396,551    $165,991    $  1,024   $1,007,704
Operating income (loss)                 71,582          53,395      19,644     (18,156)     126,465
Identifiable assets                    801,130       1,058,927     366,750     342,112    2,568,919

Six Months Ended March 31, 2002

Revenues                              $480,426      $  373,421    $ 97,065    $  1,537   $  952,449
Operating income (loss)                122,319          46,113      10,147     (12,947)     165,632
Identifiable assets                    656,814         871,172     171,057     198,686    1,897,729

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

     A reconciliation from the segment information to consolidated income before income taxes is set forth below (in thousands):

                             Three Months Ended     Six Months Ended
                                  March 31,            March 31,
                             ------------------   -------------------
                               2003      2002       2003       2002
                             -------   --------   --------   --------
Total operating profit for
   Reportable segments       $71,892   $60,548    $126,465   $165,632
Interest expense - net        (3,397)     (111)     (6,879)    (1,633)
Other expense - net           (2,113)     (508)     (3,619)    (1,084)
                             -------   -------    --------   --------
Income before income taxes   $66,382   $59,929    $115,967   $162,915
                             =======   =======    ========   ========

Note 4 Comprehensive Income

          The components of comprehensive net income, net of tax, are as follows (in thousands):

                                              Three Months Ended    Six Months Ended
                                                   March 31,            March 31,
                                              ------------------   ------------------
                                                2003      2002       2003      2002
                                              -------   --------   -------   --------
Net income attributable to common
   stockholders                               $44,808   $38,954    $78,278   $105,895
Change in cumulative translation adjustment     8,411    (5,138)    10,587     (5,659)
                                              -------   -------    -------   --------
Comprehensive net income                      $53,219   $33,816    $88,865   $100,236
                                              =======   =======    =======   ========

Note 5 Acquisition

     On May 31, 2002, the Company completed the acquisition of OSCA for a total purchase price of $470.6 million (including transaction costs). This acquisition was accounted for using the purchase method of accounting. Accordingly, the results of OSCA's operations are included in the consolidated statement of operations beginning June 1, 2002. The assets and liabilities of OSCA have been recorded in the Company's consolidated statement of financial position at estimated fair market value as of May 31, 2002 with the remaining purchase price reflected as goodwill.

     The following table reflects (in thousands, except per share amounts) the Company's results of operations on a pro forma basis as if the acquisition had been completed on October 1, 2001 utilizing OSCA's historical results for the periods presented. This unaudited pro forma information excludes the effects of cost elimination and reduction initiatives directly related to the acquisition.

                      Three Months Ended   Six Months Ended
                        March 31, 2002      March 31, 2002
                      ------------------   ----------------

Revenues                 $477,958           $1,029,864
Net income               $ 29,525/(1)/          96,538/(1)/
Earnings per share:
   Basic                 $    .19           $      .61
   Diluted               $    .18           $      .60

/(1)/ Includes a $13.5 million (before tax) charge for the Newfield litigation (see Note 6)

     The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of October 1, 2001, nor is it necessarily indicative of future operating results.

     The allocation of the purchase price and estimated goodwill are summarized as follows (in thousands):

Consideration paid:

   Cash to OSCA stockholders        $416,252
   Settlement of options               8,197
   Debt assumed                       35,000
   Transaction costs                  11,124
                                    --------
Total consideration                 $470,573
Allocation of consideration paid:
   Cash and cash equivalents        $  5,073
   Accounts receivable                24,588
   Inventory                          25,483
   Prepaid expenses                      879
   Current deferred income taxes       4,031
   Property, plant and equipment      50,564
   Other assets                        8,785
   Short-term debt                      (440)
   Accounts payable                  (25,582)
   Other accrued liabilities         (23,541)
   Accrued income and other taxes      7,416
                                    --------
Goodwill                            $393,317
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

Note 6 Commitments and Contingencies

     Litigation: The Company, through performance of its service operations, is sometimes named as a defendant in litigation, usually relating to claims for bodily injuries or property damage (including claims for well or reservoir damage). The Company maintains insurance coverage against such claims to the extent deemed prudent by management. The Company believes that there are no existing claims that are likely to have a material adverse effect on the Company's financial position or results of operations for which it has not already provided.

     Through acquisition the Company assumed responsibility for certain claims and proceedings made against the Western Company of North America, Nowsco Well Service Ltd. and OSCA in connection with their businesses. Some, but not all, of such claims and proceedings will continue to be covered under insurance policies of the Company's predecessors that were in place at the time of the acquisitions. Although the outcome of the claims and proceedings against the Company (including Western, Nowsco and OSCA) cannot be predicted with certainty, management believes that there are no existing claims or proceedings that are likely to have a material adverse effect on the Company's financial position or results of operations for which it has not already provided.

Chevron Phillips Litigation

     On July 10, 2002, Chevron Phillips Chemical Company ("Chevron Phillips") filed a lawsuit against BJ Services Company ("BJ") for patent infringement in the United States District Court for the Southern District of Texas (Corpus Christi). The lawsuit relates to a patent issued in 1992 to the Phillips Petroleum Company ("Phillips"). This patent (the '477 patent) relates to a method for using enzymes to decompose used drilling mud. Although BJ has its own patents for remediating damage resulting from drill-in fluids (as opposed to drilling muds) in oil and gas formations (products and services for which are offered under the "Mudzyme" trademark), we approached Phillips for a license of the '477 patent. BJ was advised that Phillips had licensed this patent on an exclusive basis to Geo-Microbial Technologies, Inc. ("GMT"), a company co-owned by a former Phillips employee who is one of the inventors on the '477 patent, and that BJ should deal with GMT in obtaining a sublicense. BJ entered into a five (5) year sublicense agreement with GMT in 1997.

Early in 2000, Phillips advised BJ that Phillips had reportedly terminated the license agreement between Phillips and GMT for GMT's non-payment of royalties and that BJ's sublicense had also been terminated. Even though BJ believes that its sublicense with GMT has not been properly terminated and BJ's Mudzyme treatments may not be covered by the '477 patent, in 2000, BJ stopped offering its enzyme product for use on drilling mud and drill-in fluids in the U.S. Nevertheless, Chevron Phillips is claiming that the use of enzymes in fracturing fluids and other applications in the oil and gas industry falls under the '477 patent. Further, even though their patent is valid only in the United States, Chevron Phillips is requesting that the court award it damages for BJ's use of enzymes in foreign countries on the theory that oil produced from wells treated with enzymes is being imported into the United States.

     The Company disputes Chevron Phillips' interpretation of the '477 patent and its theory of damages, and will vigorously defend itself against the allegations. Further, it is the Company's position that Chevron Phillips should be bound by the terms of the sublicense agreement between BJ and GMT. On November 25th and 26th of 2002, the Court conducted a hearing regarding the scope and the interpretation of the claims in the '477 patent. Following the hearing, the Court issued a ruling on March 16, 2003, which we believe interprets the '477 patent in a manner that is consistent with BJ's position. Based on this ruling, BJ has filed a Motion for Summary Judgment seeking a determination that fracturing fluids with enzymes do not come within the scope of the '477 patent. The Judge has this matter under consideration. As with any lawsuit, the outcome of this case is uncertain. Even a favorable ruling by the Court would not completely dispose of this case and could be reviewed on appeal. Given the scope of the claims made by Chevron Phillips, the possibility of very costly litigation and even a substantial adverse verdict still exists. However, the Company does not presently believe it is likely that the results of this litigation will have a material adverse impact on the Company's financial position or the results of operations.

Halliburton - Python Litigation

     On June 27, 2002, Halliburton Energy Services, Inc. filed suit against BJ and Weatherford International, Inc. for patent infringement in connection with drillable bridge plug tools. These tools are used to isolate portions of a well for stimulation work, after which the plugs are milled out using coiled tubing or a workover rig. Halliburton claims that tools offered by BJ (under the trade name "Python") and Weatherford infringe two of its patents for a tool constructed of composite material. The lawsuit has been filed in the United States District Court for the Northern District of Texas (Dallas). Halliburton requested that the District Court issue a temporary restraining order and a preliminary injunction against both Weatherford and BJ to prevent either company from selling competing tools. On March 4, 2003, the District Court issued its opinion denying Halliburton's requests. Halliburton has asked the Court to re-consider its ruling, and the Court has that request under review. Unless the Court re-considers its initial ruling, this case will proceed into the discovery phase. A trial date has not been set.

     The Company believes that the current design of the Python plug offered by BJ does not infringe any of the valid claims in the two Halliburton patents. The Company also believes the Halliburton patents are invalid based upon prior art demonstrated in products offered well before Halliburton filed for its patents. BJ's revenue from the sale of its Python tools since the inception of this product in the summer of 2001 is approximately $3 million. The Company believes that it has no liability for infringement of the Halliburton patents. Moreover, even if the patents are found to be enforceable and the Company is found to have infringed it, the Company does not believe it is likely that the results of this litigation will have a material adverse impact on the Company's financial position or the results of operations.

Halliburton - Vistar Litigation

     On March 17, 2000, BJ Services Company filed a lawsuit against Halliburton Energy Services in the United Sates District Court for the Southern District of Texas (Houston). In the lawsuit, BJ alleged that a well fracturing fluid system used by Halliburton infringes a patent issued to BJ in January 2000 for a method of well fracturing referred to by BJ as "Vistar(TM)". This case was tried in March and April of 2002. The jury reached a verdict in favor of BJ on April 12, 2002. The jury determined that BJ's patent was valid and that Halliburton's competing fluid system, Phoenix, infringed the BJ patent. The District Court has entered a judgment for $101.1 million and a permanent injunction preventing Halliburton from using its Phoenix system. The case is now on appeal to the Court of Appeals for the Federal Circuit in Washington, D.C. and an oral argument was held on May 7, 2003. The Company expects to have a ruling in the next few months.

Newfield Litigation

     On April 4, 2002, a jury rendered a verdict adverse to OSCA in connection with litigation pending in the United States District Court for the Southern District of Texas (Houston). The lawsuit arose out of a blowout that occurred in 1999 on an offshore well owned by Newfield Exploration. The jury determined that OSCA's negligence caused or contributed to the blowout and that it was responsible for 86% of the damages suffered by Newfield. The total damage amount awarded to Newfield was $15.5 million (excluding pre- and post-judgement interest). The Court delayed entry of the final judgment in this case pending the completion of the related insurance coverage litigation filed by OSCA against certain of its insurers and its former insurance broker. The Court elected to conduct the trial of the insurance coverage issues based upon the briefs of the parties. In the interim, the related litigation filed by OSCA against its former insurance brokers for errors and omissions in connection with the policies at issue in this case has been stayed. On February 28, 2003, the Court issued its Final Judgement in connection with the Newfield claims, based upon the jury's verdict. The total amount of the verdict against OSCA is $15.6 million, inclusive of interest. At the same time, the Court issued it ruling on the related insurance dispute finding that OSCA's coverage for this loss is limited to $3.8 million. We have filed a Notice of Appeal with respect to the liability finding and a Motion for a New Trial with respect to the insurance coverage issues, which remains pending. Based upon the current rulings, the uninsured portion of verdict against OSCA totals approximately $11.8 million. Great Lakes Chemical Corporation, which formerly owned the majority of the outstanding shares of OSCA, has agreed to indemnify BJ for 75% of any uninsured liability in excess of $3 million arising from the Newfield litigation. Taking this indemnity into account, the Company's share of the uninsured portion of the verdict is approximately $5.2 million. The Company is fully reserved for its share of this liability.

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

     The Company's production chemical division, Unichem, notified the EPA in 2001 that it had failed to timely file reports related to toxic releases for the 2000 reporting year. These reports are required under Section 313 of the Emergency Planning and Community Right-to-Know Act of 1986. Unichem subsequently submitted these reports and EPA has conducted a review of Unichem's facilities. In the course of these facility reviews, the EPA has preliminarily determined that, in addition to the late filing of the 2000 reports, Unichem also failed to properly report the volumes of toxic releases for certain chemicals in the years 1998, 1999 and 2000. The EPA originally estimated the potential fines for all of Unichem's facilities at approximately $240,000. BJ submitted additional information to the EPA and requested that the agency re-assess its calculation of the number and severity of alleged violations. The EPA has not issued a formal Notice of Violation to Unichem, however, based on discussions to date, we believe that the EPA will issue a final penalty assessment of less than $100,000.

     Lease and Other Long-Term Commitments: In December 1999, the Company completed a transaction involving the transfer of certain pumping service equipment assets and received $120.0 million that was used to pay outstanding bank debt. The equipment is used to provide services to customers and the Company pays a service fee over a period of at least six, but not more than 13 years. The transaction generated a deferred gain, included in other long-term liabilities, of approximately $63 million, which is being amortized over 13 years. The balance of the deferred gain was $45.4 and $47.8 million as of March 31, 2003 and September 30, 2002, respectively.

     In 1997, the Company completed a transaction involving the transfer of certain pumping service equipment assets. The Company received $100.0 million that was used to pay outstanding bank debt. The equipment is used to provide services to the Company's customers for which the Company pays a service fee over a period of at least eight, but not more than 14 years. The transaction generated a deferred gain of approximately $38 million, which is being amortized over 12 years. The balance of the deferred gain was $17.4 and $18.8 million as of March 31, 2003 and September 30, 2002, respectively.

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

     The Company arranges for the issuance of a variety of bank guarantees, performance bonds and standby letters of credit. The vast majority of these are issued in connection with contracts the Company, or a subsidiary, has entered into with its customers. The customer has the right to call on the bank guarantee, performance bond or standby letter of credit in the event that the Company, or the subsidiary, defaults in the performance of the services. These instruments are required as a condition to the Company, or the subsidiary, being awarded the contract, and are released upon completion of the contract. The balance of these instruments are predominantly standby letters of credit issued in connection with a variety of the Company's financial obligations, such as in support of fronted insurance programs, claims administration funding, certain employee benefit plans and temporary importation bonds. The following table summarizes the Company's other commercial commitments as of March 31, 2003 (in thousands):

                                                    Amount of commitment expiration per period
                                          Total     ------------------------------------------
                                         Amounts       Less than     1-3       4-5    Over 5
Other Commercial Commitments            Committed        1 Year     Years     Years    Years
-------------------------------------   ---------      ---------   -------   ------   ------
Standby Letters of Credit                $ 19,283       $19,209    $    74
Bank Guarantees and Performance Bonds     118,589        75,001     33,598   $6,377   $3,613
                                         --------       -------    -------   ------   ------
Total Other Commercial Commitments       $137,872       $94,210    $33,672   $6,377   $3,613
                                         ========       =======    =======   ======   ======

Note 7 Employee Stock Plans

     At March 31, 2003, the Company has a Stock Option Plan and a Stock Purchase Plan, which are described more fully in Note 12 of the Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2002. Statement of Financial Accounting Standards ("SFAS") 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for employee stock-based compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes model or the binomial model. Because of the inexact and subjective nature of deriving stock option values using these methods, the Company has adopted the disclosure-only provisions of SFAS 123 and continues to account for stock-based compensation as it has in the past using the intrinsic value method prescribed in Accounting Principles Board ("APB") 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized in the consolidated condensed statement of operations for the Company's employee stock option plans. In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No.148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation". This statement requires pro forma disclosures on an interim basis as if the Company had applied the fair value recognition provisions of SFAS 123.

     The following pro forma table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

                                                  Three Months Ended         Six Months Ended
                                                       March 31,                March 31,
                                                  ------------------        ------------------
                                                     2003      2002           2003      2002
                                                   -------   -------        -------   --------
Net income, as reported                            $44,808   $38,954        $78,278   $105,895
Less: total stock-based employee compensation
   expense determined under SFAS 123 for
   all awards, net of tax                              496       497         13,683     15,800
                                                   -------   -------        -------   --------
Net income, pro forma                              $44,312   $38,457        $64,595   $ 90,095
                                                   =======   =======        =======   ========

Earnings per share:
   Basic, as reported                              $   .28   $   .25        $   .50   $    .67
                                                   =======   =======        =======   ========
   Basic, pro forma                                $   .28   $   .25        $   .41   $    .57
                                                   =======   =======        =======   ========
   Diluted, as reported                            $   .28   $   .24        $   .49   $    .66
                                                   =======   =======        =======   ========
   Diluted, pro forma                              $   .28   $   .24        $   .40   $    .56
                                                   =======   =======        =======   ========

Note 8 New Accounting Standards

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires entities to record the cumulative effect of a change in accounting principle in the income statement in the period of adoption. The Company adopted SFAS 143 on October 1, 2002. The Company has an asset retirement obligation ("ARO") with respect to machinery and equipment permanently affixed to the decks of certain leased vessels. The Company is obligated to remove the machinery and equipment and restore the vessel to its original condition upon returning the vessel to the owner. The Company determined the fair value of the ARO by using the "expected cash flow" approach and probability weighting multiple scenarios and related outcomes. The cumulative effect of the adoption of SFAS 143 had no effect on earnings per share. The ARO was $3.1 million at October 1, 2002. Due to the immaterial effects that this new standard had on a cumulative basis as of October 1, 2002 and for the comparative quarters ended March 31, 2003 and 2002, we are not presenting pro forma ARO disclosures. Based on our ARO's as of October 1, 2002, on an annual basis, we expect depreciation expense to increase by approximately $0.1 million and to incur accretion expense of approximately $0.2 million as a result of adopting SFAS 143.

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

     In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45") was issued. The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The Interpretation's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year- end. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The Company adopted FIN 45 on January 1, 2003. No liabilities were required to be recognized upon adoption and the Company's current guarantees are disclosed in Note 6.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation" ("SFAS 148"). This Statement amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement also requires that those effects be disclosed more prominently by specifying the form, content and location of those disclosures. SFAS 148 is intended to improve the prominence and clarity of the pro forma disclosures required by SFAS 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent. In addition, this statement is intended to improve the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. SFAS 148 also amends certain disclosure requirements under APB 25. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company did not adopt the method of using the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS 148 on January 1, 2003 impacted the disclosures only (see Note 7), not the financial results of the Company.

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

     For the three-month period ended March 31, 2003, the active U.S. rig count averaged 901 rigs, a 10% increase in activity compared to the same period in fiscal 2002. For the six-month period ended March 31, 2003, the active U.S. rig count averaged 874 rigs, a 4% decrease in activity compared to the same period in fiscal 2002. This 4% decrease in activity was primarily driven by strong drilling activity in the first quarter of 2002. The Company's management believes that U.S. drilling activity will increase 14-17% for the remainder of fiscal 2003, compared to the average rig count of 901 in the second quarter of fiscal 2003.

     Drilling activity outside North America has historically been less volatile than domestic drilling activity. During the three months ended March 31, 2003, active international drilling rigs (excluding Canada) averaged 744 rigs, an increase of 2% in activity compared to the same period in fiscal 2002. During the six months ended March 31, 2003, active international drilling rigs (excluding Canada) averaged 749 rigs, an increase of 1% in activity compared to the same period in fiscal 2002. Canadian drilling activity also increased during the three months ended March 31, 2003 averaging 493 active drilling rigs, up 29% from the same period of fiscal year 2002. During the six months ended March 31, 2003, active Canadian drilling rigs averaged 388 rigs, an increase of 17% in activity compared to the same period in fiscal 2002. The Company expects a modest increase in international drilling activity outside of Canada for the remainder of fiscal 2003. While experiencing a normal spring break-up in the third quarter of fiscal 2003, drilling activity in Canada is expected to increase approximately 15% for the remainder of fiscal 2003 over prior year.

Critical Accounting Policies

     The Company has defined a critical accounting policy as one that is both important to the portrayal of the Company's financial condition and results of operations and requires the management of the Company to make difficult, subjective or complex judgments. Estimates and assumptions about future events and their effects cannot be perceived with certainty. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K for the fiscal year ending September 30, 2002.

Acquisition

     On May 31, 2002, the Company completed the acquisition of OSCA, a completion services (pressure pumping), completion tools and completion fluids company based in Lafayette, Louisiana, with operations primarily in the U.S. Gulf of Mexico, Brazil and Venezuela, for a total purchase price of $470.6 million. See Note 5 in these Consolidated Condensed Financial Statements included in this filing and Note 3 of the Notes to the Consolidated Financial Statements included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2002 for additional information regarding this acquisition.

Results of Operations

     The following table sets forth selected key operating statistics reflecting industry rig count and the Company's financial results:

                                                      Three Months Ended    Six Months Ended
                                                           March 31,            March 31,
                                                      ------------------   -----------------
                                                         2003     2002       2003      2002
                                                        ------   ------    --------   ------
Rig Count:/(1)/
   U.S.                                                    901      818         874      911
   International                                         1,237    1,114       1,137    1,070
Consolidated revenue (in millions)                      $534.6   $442.4    $1,007.7   $952.4
Revenue by business segment (in millions):
   U.S./Mexico Pressure Pumping                          232.2    207.3       444.1    480.4
   International Pressure Pumping                        217.7    186.5       396.6    373.4
   Other Oilfield Services                                84.0     47.3       166.0     97.1
   Corporate                                               0.7      1.3         1.0      1.5
Percentage of research and engineering expense to
   revenue                                                 1.9%     2.0%        2.0%     1.8%
Percentage of marketing expense to revenue                 3.4%     3.4%        3.5%     3.2%
Percentage of general and administrative expense
   to revenue                                              3.5%     3.6%        3.5%     3.4%

Consolidated operating income (in millions)             $ 71.9   $ 60.5    $  126.5   $165.6
Operating income by business segment (in millions):
   U.S./Mexico Pressure Pumping                           38.5     40.1        71.6    122.3
   International Pressure Pumping                         34.2     21.4        53.4     46.1
   Other Oilfield Services                                 9.8      4.6        19.6     10.1
   Corporate                                             (10.6)    (5.6)      (18.1)   (12.9)

----------
/(1)/ Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Incorporated rig count information.

     Revenue and Net Income: For the three-month period ended March 31, 2003, operating income was $71.9 million on $534.6 million of revenue compared to operating income for the same period in 2002 of $60.5 million on $442.4 million of revenue. Revenue increased in the U.S./Mexico Pressure Pumping, International Pressure Pumping and Other Oilfield Services segments. The increase in operating income is primarily from the International Pressure Pumping and Other Oilfield

Services segments. For the six-month period ended March 31, 2003, operating income was $126.5 million on $1,007.7 million of revenue compared to operating income for the same period in 2002 of $165.6 million on $952.4 million of revenue. The increase in revenue is primarily from the International Pressure Pumping and Other Oilfield Services segments. Operating income decreased for this period as a result of the U.S./Mexico Pressure Pumping segment.

     Other Expenses: Interest expense, net, increased $3.3 million and $5.2 million, for the three-month period ended and the six-month period ended March 31, 2003, respectively, compared to the same periods in fiscal 2002. This is a result of the issuance of convertible debt in April 2002, used to finance the OSCA acquisition.

     Income Taxes: Primarily as a result of higher profitability in certain international jurisdictions where the statutory tax rate is less than the U.S. tax rate, the effective tax rate was 32.5% for the three months ended March 31, 2003, compared with 35.0% for the same period in fiscal 2002.

U.S./Mexico Pressure Pumping Segment

     The U.S. and Mexico Pressure Pumping segment primarily provides stimulation and cementing services to the petroleum industry in the U.S. and Mexico. Stimulation services are designed to improve the flow of oil and natural gas from producing formations. Cementing services pump a cement slurry into a well between the casing and the wellbore to isolate fluids that might otherwise damage the casing and/or affect productivity, or that could migrate to different zones, during the drilling and completion phase of a well.

Results for the three-month period ended March 31, 2003 and 2002

     Revenues were $232.2 million, an increase of $24.9 million, or 12% compared to the second quarter of the prior fiscal year. Compared to the second quarter of fiscal 2003, revenues increased due to an improvement in drilling activity and market share, partially offset by a decline in pricing for pressure pumping services.

     Operating income for the Company's U.S./Mexico pressure pumping segment was $38.5 million, a decrease of $1.6 million, or 4% from the same period of the prior year. The decline in operating income was due to the significant price deterioration experienced year over year that was not completely offset by the increases in drilling activity and gains in market share.

Results for the six-month period ended March 31, 2003 and 2002

     Revenues were $444.1 million, a decline of $36.3 million, or 8% compared to the same period of the prior fiscal year. Revenue declined due to deterioration in our prices for pressure pumping services and a decline in drilling activity compared to the prior period. The decline in revenue occurred primarily in the first quarter of fiscal 2003.

     Operating income was $71.6 million, a decrease of $50.7 million, or 41% from the same period of the prior year. The decrease was due primarily to lower prices for the Company's products and services and a decline in drilling activity.

Outlook

     Despite disappointing activity to date in the Gulf of Mexico, we anticipate U.S. drilling activity for the remainder of fiscal 2003 to increase 14-17% above the average rig count of 901 experienced in the second quarter of fiscal 2003. Effective May 1, 2003, the Company will implement a price book increase of 7%, which will be phased in over the next several quarters. The degree of customer acceptance of the price book increase will depend on activity levels and competitive pressures.

International Pressure Pumping Segment

     The International Pressure Pumping segment primarily provides stimulation and cementing services to the petroleum industry outside of the U.S. and Mexico. Stimulation services are designed to improve the flow of oil and natural gas from producing formations. Cementing services pump a cement slurry into a well between the casing and the wellbore to isolate fluids that might otherwise damage the casing and/or affect productivity, or that could migrate to different zones, during the drilling and completion phase of a well.

Results for the three-month period ended March 31, 2003 and 2002

     International revenues were $217.7 million for the three-month period ended March 31, 2003, an increase of $31.2 million, or 17% from the same period in the prior year. Canadian revenues increased 21% compared to the prior period as a result of improved drilling activity driven by strong natural gas price fundamentals and favorable weather conditions. Revenues in Europe and Africa increased 22% compared to prior year, as a result of increases in drilling activity and market share. Revenues in Russia increased more than 100% due to revenues associated with service rigs acquired in the third quarter of fiscal 2002. Revenues in Latin America declined 3% as a result of depressed activity in Venezuela caused by the national labor strikes; however, this was mostly offset by increased activity and improved exchange rates in Argentina and market share increases in Brazil with the acquisition of a local coiled tubing company (Maritima) in June 2002 and increased revenue from the stimulation vessel, Blue Shark, that was put into service in April 2002.

     Operating income was $34.2 million, an increase of $12.8 million, or 60% from the same period of the prior year. This was due to the overall revenue increases noted above and reduced headcount in Canada.

Results for the six-month period ended March 31, 2003 and 2002

     Revenues were $396.6 million, an increase of $23.2 million, or 6% from the same period of the prior year. Asia Pacific revenue increased 17% as a result of activity and market share increases in Malaysia and Brunei. Revenues in Russia increased 36% due to revenues associated with service rigs acquired in the third quarter of fiscal 2002, partially offset by activity delays as a result of extremely cold weather during the first quarter of fiscal 2003. Europe and Africa revenues increased 11% due to strong coiled tubing and cementing activity in Norway and Africa. Revenues in Latin America declined 7% primarily as a result of the national labor strike in Venezuela. This was partially offset by increased market share in Brazil with the acquisition of Maritima in June 2002 and the commissioning of the Blue Shark in April 2002.

     Operating income was $53.4 million, an increase of $7.3 million, or 16% from the same period of the prior year primarily driven by revenue increases in the Asia Pacific and Europe and Africa regions as noted above.

Outlook

     The Company expects a modest increase in international drilling activity outside of Canada for the remainder of fiscal 2003. While experiencing a normal spring break-up in the third quarter of fiscal 2003, drilling activity in Canada is expected to increase approximately 15% for the remainder of fiscal 2003 over prior year.

Other Oilfield Services Segment

     The other oilfield services segment consists of specialty chemicals, tubular services, process and pipeline services, and with the acquisition of OSCA on May 31, 2002, completion tools and completion fluids services in the U.S. and select markets internationally.

Results for the three-month period ended March 31, 2003 and 2002

     Revenues were $84.0 million, an increase of $36.7 million, or 78% when compared to the same period in fiscal 2002. The increase was due primarily to the addition of completion fluids and completion tools service lines acquired with OSCA on May 31, 2002.

     Operating income for the Company's Other Oilfield Services segment was $9.8 million, an increase of $5.2 million, or 113% from the same period of the prior year. The increase was due primarily to the addition of completion fluids and completion tools service lines acquired with OSCA on May 31, 2002.

Results for the six-month period ended March 31, 2003 and 2002

     Revenues were $166.0 million, an increase of $68.9 million, or 71% when compared to the same period in fiscal 2002. The increase was due primarily to the addition of completion fluids and completion tools service lines acquired with OSCA on May 31, 2002.

     Operating income for the Company's Other Oilfield Services segment was $19.6 million for the six-month period ended March 31, 2003, an increase of $9.5 million, or 94% from the same period of the prior year. The increase was due primarily to the addition of completion fluids and completion tools service lines acquired with OSCA on May 31, 2002.

Outlook

We expect activity and revenues for this segment to increase approximately 10% for the remainder of the fiscal year compared to revenues for the first six months of fiscal 2003. This is primarily due to seasonal increases in our process and pipeline services business.

Capital Resources and Liquidity

Cash

     At March 31, 2003, cash and cash equivalents equaled $122.0 million, compared with $84.7 million at September 30, 2002.

     Net cash from operating activities for the first six months of fiscal 2003 totaled $90.6 million, a decrease of $95.9 million from the comparable period of the prior year. The decrease is driven by changes in working capital. The first six months of fiscal 2002 was a period of declining activity and the Company was therefore liquidating working capital. Whereas the first six months of fiscal 2003 was a period of increasing activity and the Company was building working capital.

     Cash used for investing activities for the first six months of fiscal 2003 totaled $67.9 million, a decrease of $27.3 million compared to the same period of the previous year. This is primarily attributable to lower capital expenditures in 2003 versus 2002. The Company anticipates spending approximately $174 million in fiscal 2003, compared to $179 million spent in 2002. The 2003 capital expenditure program is expected to consist primarily of spending for the enhancement of the Company's existing pressure pumping equipment, continued investment in the U.S. fracturing fleet recapitalization initiative and stimulation expansion internationally. The actual amount of 2003 capital expenditures will be primarily dependent on maintenance requirements and expansion opportunities and is expected to be funded by cash flows from operating activities.

     Cash from financing activities for the first six months ended March 31, 2003 was $14.7 million, compared to cash used for financing activities of $106.9 million in the same period of the previous year. Cash from financing activities during the first six months of fiscal 2003 was primarily from the $13.4 million of proceeds from the exercise of stock options and the employee stock purchase plan. Cash used in financing activities during the first six months of fiscal 2002 was used to repurchase the Company's common stock. During the first quarter of 2002, the Company purchased 4.4 million shares of its common stock at a cost of $102.1 million under a share repurchase program initially approved by the Company's Board of Directors in December 1997. The share repurchase program, as amended, authorizes purchases up to $750 million, $251 million of which was available for future purchase as of March 31, 2003.

Liquidity and Capital Resources

     In June 2001, the Company replaced its existing credit facility with a new $400 million committed line of credit ("Committed Credit Facility"). The Committed Credit Facility consists of a $200 million, 364-day commitment that renews annually at the option of the lenders and a $200 million three-year commitment. The 364-day commitment that expired in June 2002 was renewed for an additional 364 days. There were no outstanding borrowings under the Committed Credit Facility at March 31, 2003. The Company anticipates the renewal of its 364-day commitment during the third quarter of fiscal 2003.

     In addition to the Committed Credit Facility, the Company had $131.8 million in various unsecured, discretionary lines of credit at March 31, 2003, which expire at various dates in 2003. There are no requirements for commitment fees or compensating balances in connection with these lines of credit, and interest on borrowings is based on prevailing market rates. There were $2.7 million and $3.5 million in outstanding borrowings under these lines of credit at March 31, 2003 and September 30, 2002, respectively.

     On April 24, 2002 the Company sold convertible senior notes with a face value at maturity of $516.4 million (gross proceeds of $408.4 million). The notes are unsecured senior obligations that rank equally in right of payment with all of the Company's existing and future senior unsecured indebtedness. The Company used the aggregate net proceeds of $400.1 million to fund a substantial portion of the purchase price of its acquisition of OSCA, which closed on May 31, 2002, and for general corporate purposes. There were $412.5 and $410.2 outstanding under the convertible senior notes at March 31, 2003 and September 30, 2002, respectively.

     The notes will mature in 2022 and cannot be called by the Company for three years after issuance. If the Company exercises its right to call the notes, the redemption price must be paid in cash. Holders of the notes can require the Company to repurchase the notes on the third, fifth, tenth and fifteenth anniversaries of the issuance. The Company has the option to pay the repurchase price in cash or stock. The issue price of the notes was $790.76 for each $1,000 in face value, which represents an annual yield to maturity of 1.625%. Of this 1.625% yield to maturity, 0.50% per year on the issue price will be paid semi-annually in cash for the life of the security.

     The notes are convertible into BJ Services common stock at an initial rate of 14.9616 shares for each $1,000 face amount note. This rate results in an initial conversion price of $52.85 per share (based on the purchaser's original issue discount) and represents a premium of 45% over the April 18, 2002 closing sale price of the Company's common stock on the New York Stock Exchange of $36.45 per share. The Company has the option to settle notes that are surrendered for conversion using cash. Generally, except upon the occurrence of specified events, including a credit rating downgrade to below investment grade, holders of the notes are not entitled to exercise their conversion rights until the Company's stock price is greater than a specified percentage (beginning at 120% and declining to 110% at the maturity of the notes) of the accreted conversion price per share. At March 31, 2003, the accreted conversion price per share would have been $53.41.

     At March 31, 2003 and September 30, 2002, the Company had issued and outstanding $78.8 million of unsecured 7% Series B Notes due in 2006, net of discount.

     The Company's total debt (net of cash) was 19.6% of its total capitalization (total capitalization equals the sum of debt and stockholders' equity) at March 31, 2003, compared to 22.3% at September 30, 2002. The Committed Credit Facility includes various customary covenants and other provisions including the maintenance of certain profitability and solvency ratios, none of which materially restrict the Company's activities. Management believes that the Committed Credit Facility, combined with other discretionary credit facilities and cash flows from operations, provide the Company with sufficient capital resources and liquidity to manage its routine operations, meet debt service obligations and fund projected capital expenditures. If the discretionary lines of credit are not renewed, or if borrowings under these lines of credit otherwise become unavailable, the Company expects to refinance this debt by arranging additional committed bank facilities or through other long-term borrowing alternatives.

Off Balance Sheet Transactions

     In December 1999, the Company completed a transaction involving the transfer of certain pumping service equipment assets and received $120.0 million that was used to pay outstanding bank debt. The equipment is used to provide services to customers and the Company pays a service fee over a period of at least six, but not more than 13 years. The transaction generated a deferred gain, included in other long-term liabilities, of approximately $63 million, which is being amortized over 13 years. The balance of the deferred gain was $45.4 and $47.8 million as of March 31, 2003 and September 30, 2002, respectively.

     In 1997, the Company completed a transaction involving the transfer of certain pumping service equipment assets. The Company received $100.0 million that was used to pay outstanding bank debt. The equipment is used to provide services to the Company's customers for which the Company pays a service fee over a period of at least eight, but not more than 14 years. The transaction generated a deferred gain of approximately $38 million, which is being amortized over 12 years. The balance of the deferred gain was $17.4 and $18.8 million as of March 31, 2003 and September 30, 2002, respectively.

Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires entities to record the cumulative effect of a change in accounting principle in the income statement in the period of adoption. The Company adopted SFAS 143 on October 1, 2002. The Company has an asset retirement obligation ("ARO") with respect to machinery and equipment permanently affixed to the decks of certain leased vessels. The Company is obligated to remove the machinery and equipment and restore the vessel to its original condition upon returning the vessel to the owner. The Company determined the fair value of the ARO by using the "expected cash flow" approach and probability weighting multiple scenarios and related outcomes. The cumulative effect of the adoption of SFAS 143 had no effect on earnings per share. The ARO was $3.1 million at October 1, 2002. Due to the immaterial effects that this new standard had on a cumulative basis as of October 1, 2002 and for the comparative quarters ended March 31, 2003 and 2002, we are not presenting pro forma ARO disclosures. Based on our ARO's as of October 1, 2002, on an annual basis, we expect depreciation expense to increase by approximately $0.1 million and to incur accretion expense of approximately $0.2 million as a result of adopting SFAS 143.

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

     In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45") was issued. The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The Interpretation's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year- end. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The Company adopted FIN No. 45 on January 1, 2003. No liabilities were required to be recognized upon adoption and the Company's current guarantees are disclosed in Note 6 of the Notes to Unaudited Consolidated Condensed Financial Statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation" ("SFAS 148"). This Statement amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement also requires that those effects be disclosed more prominently by specifying the form, content and location of those disclosures. SFAS 148 is intended to improve the prominence and clarity of the pro forma disclosures required by SFAS 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent. In addition, this statement is intended to improve the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. SFAS 148 also amends certain disclosure requirements under APB 25. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company did not adopt the method of using the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS 148 on January 1, 2003 impacted the disclosures only, not the financial results of the Company (see Note 7 of the Notes to Unaudited Consolidated Condensed Financial Statements).

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

Non-GAAP Financial Measures

     A non-GAAP financial measure is a numerical measure of a registrant's historical or future financial performance, financial position or cash flows that 1) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of income, balance sheet, or statement of cash flows, or 2) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.

     From time to time, the Company utilizes non-GAAP financial measures. The most common non-GAAP financial measures used by the Company include EBITDA, EBITDA margin, free cash flow, net debt, and net interest expense.

     EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) is computed by starting with net income, adding income tax expense, adding interest expense, deducting interest income and adding depreciation and amortization. The most comparable GAAP measure is cash flow from operating activities as depicted in the Consolidated Condensed Statement of Cash Flows. EBITDA less income tax expense, less interest expense, plus interest income, plus or minus changes in working capital, plus minority interest, plus unearned compensation, plus deferred taxes reconciles to cash flow from operating activities. EBITDA margin is simply EBITDA as a percentage of revenues. Management believes EBITDA and EBITDA margin provide useful information to investors as it represents the unlevered pre-tax cash flow of the Company.

     Free cash flow is computed by starting with net income, adding depreciation and amortization and deducting capital expenditures. The most comparable GAAP measure is cash flow from operating activities. Free cash flow plus capital expenditures, plus changes in working capital, plus minority interest, plus unearned compensation, plus deferred taxes reconciles to cash flow from operating activities. Management believes free cash flow provides useful information to investors as it represents the cash available to the Company to run the business, excluding the capital commitments.

     Net debt and net interest expense are easily calculated from GAAP measures. Net debt is computed by adding short-term and long-term debt, less cash. Net interest expense is computed by subtracting interest income from interest expense.

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

     If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. Other than as required under the Securities laws, the Company does not assume a duty to update these forward looking statements. Please see "Risk Factors" included in the Company's Form 10-K for the fiscal year ending September 30, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is to foreign currency fluctuations and changing interest rates. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. If the floating rates were to increase by 10% from March 31, 2003 rates, the Company's combined interest expense to third parties would increase by a total of $1,153 each month in which such increase continued. At March 31, 2003, the Company had issued fixed-rate debt of $491.4 million. These instruments are fixed-rate and, therefore, do not expose the Company to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by $21.2 million if interest rates were to decline by 10% from their rates at March 31, 2003.

     Periodically, the Company borrows funds which are denominated in foreign currencies, which exposes the Company to market risk associated with exchange rate movements. There were no such borrowings denominated in foreign currencies at March 31, 2003. When necessary, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no foreign exchange contracts outstanding at March 31, 2003. All items described are non-trading and are stated in U.S. dollars (in thousands).

                                             Expected Maturity Dates                                Fair Value
                                         ------------------------------                           --------------
                                          2003    2004   2005     2006    Thereafter    Total     March 31, 2003
                                         ------   ----   ----   -------   ----------   --------   --------------
SHORT-TERM BORROWINGS

Bank borrowings; US $ denominated        $2,659                                        $  2,659      $  2,659
Average variable interest rate - 5.25%
   at March 31, 2003

LONG-TERM BORROWINGS

7% Series B Notes - US $ denominated                            $78,864                $ 78,864      $ 86,110
Fixed interest rate - 7%

1.625% Convertible Notes
   US denominated                                                          $412,535    $412,535      $431,987
   Fixed interest rate - 1.625%
                                         ------    ---    ---   -------    --------    --------      --------
Total                                    $2,659     --     --   $78,864    $412,535    $494,058      $520,756
                                         ======    ===    ===   =======    ========    ========      ========

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this report, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

     Litigation: The Company, through performance of its service operations, is sometimes named as a defendant in litigation, usually relating to claims for bodily injuries or property damage (including claims for well or reservoir damage). The Company maintains insurance coverage against such claims to the extent deemed prudent by management. The Company believes that there are no existing claims that are likely to have a material adverse effect on the Company's financial position or results of operations for which it has not already provided.

     Through acquisition the Company assumed responsibility for certain claims and proceedings made against the Western Company of North America, Nowsco Well Service Ltd and OSCA in connection with their businesses. Some, but not all, of such claims and proceedings will continue to be covered under insurance policies of the Company's predecessors that were in place at the time of the acquisitions. Although the outcome of the claims and proceedings against the Company (including Western, Nowsco and OSCA) cannot be predicted with certainty, management believes that there are no existing claims or proceedings that are likely to have a material adverse effect on the Company's financial position or results of operations for which it has not already provided..

Chevron Phillips Litigation

     On July 10, 2002, Chevron Phillips Chemical Company ("Chevron Phillips") filed a lawsuit against BJ Services Company ("BJ") for patent infringement in the United States District Court for the Southern District of Texas (Corpus Christi). The lawsuit relates to a patent issued in 1992 to the Phillips Petroleum Company ("Phillips"). This patent (the '477 patent) relates to a method for using enzymes to decompose used drilling mud. Although BJ has its own patents for remediating damage resulting from drill-in fluids (as opposed to drilling muds) in oil and gas formations (products and services for which are offered under the "Mudzyme" trademark), we approached Phillips for a license of the '477 patent. BJ was advised that Phillips had licensed this patent on an exclusive basis to Geo-Microbial Technologies, Inc. ("GMT"), a company co-owned by a former Phillips employee who is one of the inventors on the '477 patent, and that BJ should deal with GMT in obtaining a sublicense. BJ entered into a five (5) year sublicense agreement with GMT in 1997.

     Early in 2000, Phillips advised BJ that Phillips had reportedly terminated the license agreement between Phillips and GMT for GMT's non-payment of royalties and that BJ's sublicense had also been terminated. Even though BJ believes that its sublicense with GMT has not been properly terminated and BJ's Mudzyme treatments may not be covered by the '477 patent, in 2000, BJ stopped offering its enzyme product for use on drilling mud and drill-in fluids in the U.S. Nevertheless, Chevron Phillips is claiming that the use of enzymes in fracturing fluids and other applications in the oil and gas industry falls under the '477 patent. Further, even though their patent is valid only in the United States, Chevron Phillips is requesting that the court award it damages for BJ's use of enzymes in foreign countries on the theory that oil produced from wells treated with enzymes is being imported into the United States.

     The Company disputes Chevron Phillips' interpretation of the '477 patent and its theory of damages, and will vigorously defend itself against the allegations. Further, it is the Company's position that Chevron Phillips should be bound by the terms of the sublicense agreement between BJ and GMT. On November 25th and 26th of 2002, the Court conducted a hearing regarding the scope and the interpretation of the claims in the '477 patent. Following the hearing, the Court issued a ruling on March 16, 2003, which we believe interprets the '477 patent in a manner that is consistent with BJ's position. Based on this ruling, BJ has filed a Motion for Summary Judgment seeking a determination that fracturing fluids with enzymes do not come within the scope of the '477 patent. The Judge has this matter under consideration. As with any lawsuit, the outcome of this case is uncertain. Even a favorable ruling by the Court would not completely dispose of this case and could be reviewed on appeal. Given the scope of the claims made by Chevron Phillips, the possibility of very costly litigation and even a substantial adverse verdict still exists. However, the Company does not presently believe it is likely that the results of this litigation will have a material adverse impact on the Company's financial position or the results of operations.

Halliburton - Python Litigation

     On June 27, 2002, Halliburton Energy Services, Inc. filed suit against BJ and Weatherford International, Inc. for patent infringement in connection with drillable bridge plug tools. These tools are used to isolate portions of a well for stimulation work, after which the plugs are milled out using coiled tubing or a workover rig. Halliburton claims that tools offered by BJ (under the trade name "Python") and Weatherford infringe two of its patents for a tool constructed of composite material. The lawsuit has been filed in the United States District Court for the Northern District of Texas (Dallas). Halliburton requested that the District Court issue a temporary restraining order and a preliminary injunction against both Weatherford and BJ to prevent either company from selling competing tools. On March 4, 2003, the District Court issued its opinion denying Halliburton's requests. Halliburton has asked the Court to re-consider its ruling, and the Court has that request under review. Unless the Court re-considers its initial ruling, this case will proceed into the discovery phase. A trial date has not been set.

     The Company believes that the current design of the Python plug offered by BJ does not infringe any of the valid claims in the two Halliburton patents. The Company also believes the Halliburton patents are invalid based upon prior art demonstrated in products offered well before Halliburton filed for its patents. BJ's revenue from the sale of its Python tools since the inception of this product in the summer of 2001 is approximately $3 million. The Company believes that it has no liability for infringement of the Halliburton patents. Moreover, even if the patents are found to be enforceable and the Company is found to have infringed it, the Company does not believe it is likely that the results of this litigation will have a material adverse impact on the Company's financial position or the results of operations.

Halliburton - Vistar Litigation

     On March 17, 2000, BJ Services Company filed a lawsuit against Halliburton Energy Services in the United Sates District Court for the Southern District of Texas (Houston). In the lawsuit, BJ alleged that a well fracturing fluid system used by Halliburton infringes a patent issued to BJ in January 2000 for a method of well fracturing referred to by BJ as "Vistar(TM)". This case was tried in March and April of 2002. The jury reached a verdict in favor of BJ on April 12, 2002. The jury determined that BJ's patent was valid and that Halliburton's competing fluid system, Phoenix, infringed the BJ patent. The District Court has entered a judgment for $101.1 million and a permanent injunction preventing Halliburton from using its Phoenix system. The case is now on appeal to the Court of Appeals for the Federal Circuit in Washington, D.C. and an oral argument was held on May 7, 2003. The Company expects to have a ruling in the next few months.

Newfield Litigation

     On April 4, 2002, a jury rendered a verdict adverse to OSCA in connection with litigation pending in the United States District Court for the Southern District of Texas (Houston). The lawsuit arose out of a blowout that occurred in 1999 on an offshore well owned by Newfield Exploration. The jury determined that OSCA's negligence caused or contributed to the blowout and that it was responsible for 86% of the damages suffered by Newfield. The total damage amount awarded to Newfield was $15.5 million (excluding pre- and post-judgement interest). The Court delayed entry of the final judgment in this case pending the completion of the related insurance coverage litigation filed by OSCA against certain of its insurers and its former insurance broker. The Court elected to conduct the trial of the insurance coverage issues based upon the briefs of the parties. In the interim, the related litigation filed by OSCA against its former insurance brokers for errors and omissions in connection with the policies at issue in this case has been stayed. On February 28, 2003, the Court issued its Final Judgement in connection with the Newfield claims, based upon the jury's verdict. The total amount of the verdict against OSCA is $15.6 million, inclusive of interest. At the same time, the Court issued it ruling on the related insurance dispute finding that OSCA's coverage for this loss is limited to $3.8 million. We have filed a Notice of Appeal with respect to the liability finding and a Motion for a New Trial with respect to the insurance coverage issues, which remains pending. Based upon the current rulings, the uninsured portion of verdict against OSCA totals approximately $11.8 million. Great Lakes Chemical Corporation, which formerly owned the majority of the outstanding shares of OSCA, has agreed to indemnify BJ for 75% of any uninsured liability in excess of $3 million arising from the Newfield litigation. Taking this indemnity into account, the Company's share of the uninsured portion of the verdict is approximately $5.2 million. The Company is fully reserved for its share of this liability.

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

Unichem subsequently submitted these reports and EPA has conducted a review of Unichem's facilities. In the course of these facility reviews, the EPA has preliminarily determined that, in addition to the late filing of the 2000 reports, Unichem also failed to properly report the volumes of toxic releases for certain chemicals in the years 1998, 1999 and 2000. The EPA originally estimated the potential fines for all of Unichem's facilities at approximately $240,000. BJ submitted additional information to the EPA and requested that the agency re-assess its calculation of the number and severity of alleged violations. The EPA has not issued a formal Notice of Violation to Unichem, however, based on discussions to date, we believe that the EPA will issue a final penalty assessment of less than $100,000.

Item 2. Changes in Securities

          None

Item 3. Defaults upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Stockholders on January 22, 2003 in Houston, Texas. All nominated directors were elected.

          (a)  Directors elected at the Annual Meeting:

               Class I Directors    Votes in Favor   Votes Withheld
               ------------------   --------------   --------------
               Michael E. Patrick    113,667,691       29,744,796
               John R. Huff          113,659,720       29,752,757

          (b)  Directors with terms of office continuing after the Annual
               Meeting:

               Class I Directors
               -----------------
               William H. White

               Class II Directors
               ------------------
               Don D. Jordan

               Class III Directors
               ----------------------
               L. William Heiligbrodt
               J. W. Stewart
               James L. Payne

Item 5. Other Information

          None

Item 6. Exhibits and Reports on Form 8-K.

          (a) Exhibits.

               + 10.1   Amendment to Directors' Benefit Plan
                 99.1   Section 906 certification furnished for J. W. Stewart
                 99.2   Section 906 certification furnished for T. M. Whichard

               + Management contract or compensatory plan or arrangement.

          (b) Reports furnished on Form 8-K.

               On April 30, 2003, the Company furnished a Form 8-K (i) disclosing certain financial information under Item 9 and
               (ii) attaching a press release with respect to an announcement of the financial results for the second quarter ended
               March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  BJ Services Company
                                                      (Registrant)


Date: May 14, 2003                                BY \s\ J. W. Stewart
                                                  ------------------------------
                                                     J. W. Stewart
                                                     Chairman of the Board


Date: May 14, 2003                                BY \s\ T. M. Whichard
                                                  ------------------------------
                                                     T. M. Whichard
                                                     Chief Financial Officer

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

Date: May 14, 2003


                                                  BY \s\ J. W. Stewart
                                                  ------------------------------
                                                  J. W. Stewart
                                                  Chief Executive Officer

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

Date: May 14, 2003


                                                  BY /s/ T. M. Whichard
                                                  ------------------------------
                                                  T. M. Whichard
                                                  Chief Financial Officer