Form 10-Q
period 2003-06-30
BJ SERVICES CO
filed 2003-08-13
CIK 864328

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 2003

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: (713) 462-4239

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act.)  YES  ☒  NO  ☐

There were 158,285,184 shares of the registrant’s common stock, $.10 par value, outstanding as of August 11, 2003.

BJ SERVICES COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BJ SERVICES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Revenue	$546,576	$439,646	$1,554,280	$1,392,095
Operating expenses:
Cost of sales and services	423,210	352,430	1,213,974	1,059,025
Research and engineering	10,606	9,439	30,285	27,037
Marketing	18,976	16,280	54,450	46,948
General and administrative	17,634	17,188	52,956	49,144

Total operating expenses	470,426	395,337	1,351,665	1,182,154

Operating income	76,150	44,309	202,615	209,941
Interest expense	(3,982)	(2,695)	(11,724)	(5,005)
Interest income	442	1,047	1,305	1,724
Other expense - net	(604)	(1,631)	(4,223)	(2,715)

Income before income taxes	72,006	41,030	187,973	203,945
Income tax expense	22,462	13,341	60,151	70,361

Net income	$49,544	$27,689	$127,822	$133,584

Earnings per share:
Basic	$.31	$.18	$.81	$.85
Diluted	$.31	$.17	$.79	$.83

Weighted average shares outstanding:
Basic	158,097	156,671	157,827	157,056
Diluted	161,770	160,817	161,162	160,590

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

(In thousands)

	June 30, 2003	September 30, 2002
ASSETS

Current assets:
Cash and cash equivalents	$193,408	$84,727
Receivables - net	451,786	364,214
Inventories:
Products	96,622	95,540
Work in process	2,318	1,971
Parts	63,362	62,339

Total inventories	162,302	159,850
Deferred income taxes	2,164	10,083
Other current assets	35,363	29,917

Total current assets	845,023	648,791
Property - net	844,092	798,956
Deferred income taxes	53,011	73,768
Goodwill	879,710	872,959
Other assets	47,887	47,896

	$2,669,723	$2,442,370

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$183,559	$168,875
Short-term borrowings	4,243	3,522
Current portion of long-term debt	—	256
Accrued employee compensation and benefits	66,173	59,380
Income and other taxes	45,653	31,582
Accrued insurance	14,633	12,311
Other accrued liabilities	86,111	80,494

Total current liabilities	400,372	356,420
Commitments and contingencies (Note 6)
Long-term debt	492,575	489,062
Deferred income taxes	15,335	9,213
Other long-term liabilities	173,505	169,047
Stockholders’ equity	1,587,936	1,418,628

	$2,669,723	$2,442,370

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share data)

	Common Stock Shares	Common Stock	Capital In Excess of Par	Treasury Stock	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, September 30, 2002	156,795,191	$17,376	$965,550	$(382,271)	$(926)	$848,772	$(29,873)	$1,418,628
Comprehensive income:
Net income						33,470
Other comprehensive income, net of tax:
Cumulative translation adjustments							2,176
Comprehensive income								35,646
Reissuance of treasury stock for:
Stock options	106,721			2,174		(999)		1,175
Stock purchase plan	658,912			14,852		(4,889)		9,963
Stock performance plan	146,595		(3,812)	3,304		507		(1)
Recognition of unearned compensation					277			277
Revaluation of stock performance awards			123		(123)

Balance, December 31, 2002	157,707,419	$17,376	$961,861	$(361,941)	$(772)	$876,861	$(27,697)	$1,465,688

Comprehensive income:
Net income						44,808
Other comprehensive income, net of tax:
Cumulative translation adjustments							8,411
Comprehensive income								53,219
Reissuance of treasury stock for:
Stock options	196,563			4,479		(2,174)		2,305
Stock purchase plan	451			10		(3)		7
Recognition of unearned compensation					277			277

Balance, March 31, 2003	157,904,433	$17,376	$961,861	$(357,452)	$(495)	$919,492	$(19,286)	$1,521,496

Comprehensive income:
Net income						49,544
Other comprehensive income, net of tax:
Cumulative translation adjustments							10,763
Comprehensive income								60,307
Reissuance of treasury stock for:
Stock options	359,491			8,203		(2,347)		5,856
Recognition of unearned compensation					277			277

Balance, June 30, 2003	158,263,924	$17,376	$961,861	$(349,249)	$(218)	$966,689	$(8,523)	$1,587,936

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$127,822	$133,584
Adjustments to reconcile net income to cash provided by operating activities:
Minority interest	3,967	3,560
Amortization of unearned compensation	831	2,008
Depreciation and amortization	89,886	76,588
Deferred income taxes	21,036	41,893
Changes in:
Receivables	(87,572)	121,137
Inventories	(2,452)	1,504
Accounts payable	14,684	(57,574)
Other current assets and liabilities	37,119	(57,837)
Other - net	(1,726)	(16,382)

Net cash provided by operating activities	203,595	248,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(121,382)	(132,903)
Proceeds from disposal of assets	3,185	5,350
Acquisition of businesses, net of cash acquired	—	(474,279)

Net cash used for investing activities	(118,197)	(601,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) borrowings—net	3,978	430,834
Proceeds from issuance of stock	19,305	7,025
Purchase of treasury stock	—	(102,125)

Net cash provided by financing activities	23,283	335,734

Increase (decrease) in cash and cash equivalents	108,681	(17,617)
Cash and cash equivalents at beginning of period	84,727	84,103

Cash and cash equivalents at end of period	$193,408	$66,486

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 General

In the opinion of management, the unaudited consolidated condensed financial statements of BJ Services Company (the “Company”) include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of its financial position and statement of stockholders’ equity as of June 30, 2003, and its results of operations for each of the three-month and nine-month periods ended June 30, 2003 and 2002 and its cash flows for each of the nine-month periods ended June 30, 2003 and 2002. The consolidated condensed statement of financial position at September 30, 2002 is derived from the September 30, 2002 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and cash flows for the three and nine-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2 Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased with the exercise proceeds using the average market price of the Company’s common stock for each of the periods presented.

The following table presents information necessary to calculate earnings per share for the periods presented (in thousands except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net income	$49,544	$27,689	$127,822	$133,584

Weighted-average common shares outstanding	158,097	156,671	157,827	157,056

Basic earnings per share	$.31	$.18	$.81	$.85

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Weighted-average common and dilutive potential common shares outstanding:
Weighted-average common shares outstanding	158,097	156,671	157,827	157,056
Assumed exercise of stock options(1)	3,673	4,146	3,335	3,534

	161,770	160,817	161,162	160,590

Diluted earnings per share	$.31	$.17	$.79	$.83

(1)	For the three and nine months ended June 30, 2003, zero and 69 stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect, respectively.

Note 3 Segment Information

The Company has three business segments: U.S./Mexico Pressure Pumping, International Pressure Pumping and Other Oilfield Services. The U.S./Mexico Pressure Pumping segment includes cementing services and stimulation services (consisting of fracturing, acidizing, sand control, nitrogen, coiled tubing and service tools) provided throughout the United States and Mexico. The International Pressure Pumping segment also includes cementing and stimulation services provided to customers in over 45 countries in the major international oil and natural gas producing areas of Latin America, Europe, Russia, Africa, Southeast Asia, Canada, China and the Middle East. The Other Oilfield Services segment consists of production chemicals, tubular services, process and pipeline services and, with the acquisition of OSCA, Inc. (“OSCA”) on May 31, 2002, completion tools and completion fluids services in the U.S. and in select markets internationally.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of the Notes to Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2002. Operating segment performance is evaluated based on operating income. Intersegment sales and transfers are not material.

Summarized financial information concerning the Company’s segments is shown in the following table. The “Corporate” column includes corporate expenses not allocated to the operating segments.

Business Segments

	U.S./ Mexico Pressure Pumping	International Pressure Pumping	Other Oilfield Services	Corporate	Total
	(in thousands)
Three Months Ended June 30, 2003

Revenues(1)	$268,225	$182,420	$95,976	$(45)	$546,576
Operating income (loss)	62,829	11,314	13,916	(11,909)	76,150

Three Months Ended June 30, 2002

Revenues	$213,103	$158,519	$68,020	$4	$439,646
Operating income (loss)	36,541	7,086	9,130	(8,448)	44,309

Nine Months Ended June 30, 2003

Revenues(1)	$712,363	$578,971	$263,023	$(77)	$1,554,280
Operating income (loss)	134,411	64,709	33,800	(30,305)	202,615
Identifiable assets	842,436	1,072,188	482,327	272,772	2,669,723

Nine Months Ended June 30, 2002

Revenues	$693,529	$531,940	$165,809	$817	$1,392,095
Operating income (loss)	158,860	53,199	19,398	(21,516)	209,941
Identifiable assets	734,883	996,617	473,765	226,222	2,431,487

(1)	As a result of the acquisition of OSCA, beginning in June 2002, certain products and services, which the Company classifies as completion tools and completion fluids, are included in the Other Oilfield Services segment. Revenue, operating income and identifiable asset amounts relating to these products and service lines in the U.S. prior to the acquisition of OSCA have been reclassified to conform to the current year presentation. Amounts relating to these products and service lines sold internationally have not been reclassified as it is impracticable to do so and such amounts are not considered to be material to the segment information provided.

A reconciliation from the segment information to consolidated income before income taxes is set forth below (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Total operating profit for reportable segments	$76,150	$44,309	$202,615	$209,941
Interest expense – net	(3,540)	(1,648)	(10,419)	(3,281)
Other expense – net	(604)	(1,631)	(4,223)	(2,715)

Income before income taxes	$72,006	$41,030	$187,973	$203,945

Note 4 Comprehensive Income

The components of comprehensive net income, net of tax, are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net income attributable to common stockholders	$49,544	$27,689	$127,822	$133,584
Change in cumulative translation adjustment	10,763	7,401	21,350	1,742

Comprehensive net income	$60,307	$35,090	$149,172	$135,326

Note 5 Acquisition

On May 31, 2002, the Company completed the acquisition of OSCA for a total purchase price of $470.6 million (including transaction costs). This acquisition was accounted for using the purchase method of accounting. Accordingly, the results of OSCA’s operations are included in the consolidated statement of operations beginning June 1, 2002. The assets and liabilities of OSCA have been recorded in the Company’s consolidated statement of financial position at estimated fair market value as of May 31, 2002 with the remaining purchase price reflected as goodwill.

The following table reflects (in thousands, except per share amounts) the Company’s results of operations on a pro forma basis as if the acquisition had been completed on October 1, 2001 utilizing OSCA’s historical results for the periods presented. This unaudited pro forma information excludes the effects of cost elimination and reduction initiatives directly related to the acquisition.

	Three Months Ended June 30, 2002	Nine Months Ended June 30, 2002
Revenues	$462,101	$1,491,965
Net income	$25,389	121,927	(1)
Earnings per share:
Basic	$.16	$.78
Diluted	$.16	$.76

(1)	Includes a $13.5 million (before tax) charge recorded in OSCA’s March 31,2002 pre-acquisition financial statements for the Newfield litigation (see Note 6)

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of October 1, 2001, nor is it necessarily indicative of future operating results.

The allocation of the purchase price and estimated goodwill are summarized as follows (in thousands):

Consideration paid:
Cash to OSCA stockholders	$416,252
Settlement of options	8,197
Debt assumed	35,000
Transaction costs	11,124

Total consideration	$470,573
Allocation of consideration paid:
Cash and cash equivalents	$5,073
Accounts receivable	24,588
Inventory	26,083
Prepaid expenses	879
Current deferred income taxes	4,031
Property, plant and equipment	50,564
Other assets	8,785
Short-term debt	(440)
Accounts payable	(25,616)
Other accrued liabilities	(23,305)
Accrued income and other taxes	1,272

Goodwill	$398,659

The Company has completed its review and determination of the fair values of the assets acquired.

Other: On June 24, 2002, the Company completed a $9.1 million acquisition of the coiled tubing assets and business of Maritima Petroleo E Engenharia, LTDA (“Maritima”), a leading provider of coiled tubing services in Brazil. This acquisition was accounted for using the purchase method of accounting.

Note 6 Commitments and Contingencies

Litigation

The Company, through performance of its service operations, is sometimes named as a defendant in litigation, usually relating to claims for bodily injuries or property damage (including claims for well or reservoir damage). The Company maintains insurance coverage against such claims to the extent deemed prudent by management. The Company believes that there are no existing claims that are likely to have a material adverse effect on the Company’s financial position or results of operations for which it has not already provided.

Through acquisition the Company assumed responsibility for certain claims and proceedings made against the Western Company of North America, Nowsco Well Service Ltd. and OSCA in connection with their businesses. Some, but not all, of such claims and proceedings will continue to be covered under insurance policies of the Company’s predecessors that were in place at the time of the acquisitions. Although the outcome of the claims and proceedings against the Company (including Western, Nowsco and OSCA) cannot be predicted with certainty, management believes that there are no existing claims or proceedings that are likely to have a material adverse effect on the Company’s financial position or results of operations for which it has not already provided.

Chevron Phillips Litigation

On July 10, 2002, Chevron Phillips Chemical Company (“Chevron Phillips”) filed a lawsuit against BJ Services Company (“BJ”) for patent infringement in the United States District Court for the Southern District of Texas (Corpus Christi). The lawsuit relates to a patent issued in 1992 to the Phillips Petroleum Company (“Phillips”). This patent (the ‘477 patent) relates to a method for using enzymes to decompose used drilling mud. Although BJ has its own patents for remediating damage resulting from drill-in fluids (as opposed to drilling muds) in oil and gas formations (products and services for which are offered under the “Mudzyme” trademark), we approached Phillips for a license of the ‘477 patent. BJ was advised that Phillips had licensed this patent on an exclusive basis to Geo-Microbial Technologies, Inc. (“GMT”), a company co-owned by a former Phillips employee who is one of the inventors on the ‘477 patent, and that BJ should deal with GMT in obtaining a sublicense. BJ entered into a five (5) year sublicense agreement with GMT in 1997.

Early in 2000, Phillips advised BJ that Phillips had reportedly terminated the license agreement between Phillips and GMT for GMT’s non-payment of royalties and that BJ’s sublicense had also been terminated. Even though BJ believes that its sublicense with GMT has not been properly terminated and BJ’s Mudzyme treatments may not be covered by the ‘477 patent, in 2000, BJ stopped offering its enzyme product for use on drilling mud and drill-in fluids in the U.S. Nevertheless, Chevron Phillips is claiming that the use of enzymes in fracturing fluids and other applications in the oil and gas industry falls under the ‘477 patent. Further, even though their patent is valid only in the United States, Chevron Phillips is requesting that the court award it damages for BJ’s use of enzymes in foreign countries on the theory that oil produced from wells treated with enzymes is being imported into the United States.

The Company disputes Chevron Phillips’ interpretation of the ‘477 patent and its theory of damages, and will vigorously defend itself against the allegations. Further, it is the Company’s position that Chevron Phillips should be bound by the terms of the sublicense agreement between BJ and GMT. On November 25th and 26th of 2002, the Court conducted a hearing regarding the scope and the interpretation of the claims in the ‘477 patent. Following the hearing, the Court issued a ruling on March 16, 2003, which we believe interprets the ‘477 patent in a manner that is consistent with BJ’s position. Based on this ruling, BJ filed a Motion for Summary Judgment seeking a determination that fracturing fluids with enzymes do not come within the scope of the ‘477 patent. The Court granted this Motion on July 2, 2003. The Court now has under consideration BJ’s Motion for Summary Judgment relating to the use of Mudzymes outside of the United States. If the court grants this Motion, the remaining claims will be very minor. As with any lawsuit, the outcome of this case is uncertain. Even favorable rulings by the Court could be reviewed on appeal. Given the scope of the claims made by Chevron Phillips, the possibility of very costly litigation and even a substantial adverse verdict still exists. However, the Company does not presently believe it is likely that the results of this litigation will have a material adverse impact on the Company’s financial position or the results of operations.

Halliburton – Python Litigation

On June 27, 2002, Halliburton Energy Services, Inc. filed suit against BJ and Weatherford International, Inc. for patent infringement in connection with drillable bridge plug tools. These tools are used to isolate portions of a well for stimulation work, after which the plugs are milled out using coiled tubing or a workover rig. Halliburton claims that tools offered by BJ (under the trade name “Python”) and Weatherford infringe two of its patents for a tool constructed of composite material. The lawsuit has been filed in the United States District Court for the Northern District of Texas (Dallas). Halliburton requested that the District Court issue a temporary restraining order and a preliminary injunction against both Weatherford and BJ to prevent either company from selling competing tools. On March 4, 2003, the District Court issued its opinion denying Halliburton’s requests. Halliburton has asked the Court to re-consider its ruling, and the Court has that request under review. Unless the Court re-considers its initial ruling, this case will proceed into the discovery phase. A trial date has not been set.

The Company believes that the current design of the Python plug offered by BJ does not infringe any of the valid claims in the two Halliburton patents. The Company also believes the Halliburton patents are invalid based upon prior art demonstrated in products offered well before Halliburton filed for its patents. BJ’s revenue from the sale of its Python tools since the inception of this product in the summer of 2001 is approximately $3 million. The Company believes that it has no liability for infringement of the Halliburton patents. Moreover, even if the patents are found to be enforceable and the Company is found to have infringed it, the Company does not believe it is likely that the results of this litigation will have a material adverse impact on the Company’s financial position or the results of operations.

Halliburton – Vistar Litigation

On March 17, 2000, BJ Services Company filed a lawsuit against Halliburton Energy Services in the United Sates District Court for the Southern District of Texas (Houston). In the lawsuit, BJ alleged that a well fracturing fluid system used by Halliburton infringes a patent issued to BJ in January 2000 for a method of well fracturing referred to by BJ as “Vistar™”. This case was tried in March and April of 2002. The jury reached a verdict in favor of BJ on April 12, 2002. The jury determined that BJ’s patent was valid and that Halliburton’s competing fluid system, Phoenix, infringed the BJ patent. The District Court has entered a judgment for $101.1 million and a permanent injunction preventing Halliburton from using its Phoenix system. On August 6, 2003, a three-judge panel of the Court of Appeals for the Federal Circuit in Washington, D.C. unanimously affirmed the judgment in BJ’s favor. Halliburton has the right to request a re-hearing by the Court of Appeals and may also seek to have this ruling reviewed by the U.S. Supreme Court.

Newfield Litigation

On April 4, 2002, a jury rendered a verdict adverse to OSCA in connection with litigation pending in the United States District Court for the Southern District of Texas (Houston). The lawsuit arose out of a blowout that occurred in 1999 on an offshore well owned by Newfield Exploration. The jury determined that OSCA’s negligence caused or contributed to the blowout and that it was responsible for 86% of the damages suffered by Newfield. The total damage amount awarded to Newfield was $15.5 million (excluding pre- and post-judgement interest). The Court delayed entry of the final judgment in this case pending the completion of the related insurance coverage litigation filed by OSCA against certain of its insurers and its former insurance broker. The Court elected to conduct the trial of the insurance coverage issues based upon the briefs of the parties. In the interim, the related litigation filed by OSCA against its former insurance brokers for errors and omissions in connection with the policies at issue in this case has been stayed. On February 28, 2003, the Court issued its Final Judgement in connection with the Newfield claims, based upon the jury’s verdict. The total amount of the verdict against OSCA is $15.6 million, inclusive of interest. At the same time, the Court issued it ruling on the related insurance dispute finding that OSCA’s coverage for this loss is limited to $3.8 million. Motions for New Trial have been denied by the Judge and the case is now on appeal to the U.S. Court of Appeals for the Fifth Circuit, both with regard to the liability case and the insurance coverage issues. Based upon the current rulings, the uninsured portion of verdict against OSCA totals approximately $11.8 million. Great Lakes Chemical Corporation, which formerly owned the majority of the outstanding shares of OSCA, has agreed to indemnify BJ for 75% of any uninsured liability in excess of $3 million arising from the Newfield litigation. Taking this indemnity into account, the Company’s share of the uninsured portion of the verdict is approximately $5.2 million. The Company is fully reserved for its share of this liability.

Environmental

Federal, state and local laws and regulations govern the Company’s operation of underground fuel storage tanks. Rather than incur additional costs to restore and upgrade tanks as required by regulations, management has opted to remove the existing tanks. The Company has completed the removal of these tanks and has remedial cleanups in progress related to the tank removals. In addition, the Company is conducting environmental investigations and remedial actions at current and former company locations and, along with other companies, is currently named as a potentially responsible party at four third-party owned waste disposal sites. An accrual of approximately $3.4 million has been established for such environmental matters, which is management’s best estimate of the Company’s portion of future costs to be incurred. Insurance is also maintained for environmental liabilities in amounts which the Company’s management believes are reasonable based on its knowledge of potential exposures.

The Company’s production chemical division, Unichem, notified the EPA in 2001 that it had failed to timely file reports related to toxic releases for the 2000 reporting year. These reports are required under Section 313 of the Emergency Planning and Community Right-to-Know Act of 1986. Unichem subsequently submitted these reports and EPA has conducted a review of Unichem’s facilities. In the course of these facility reviews, the EPA has preliminarily determined that, in addition to the late filing of the 2000 reports, Unichem also failed to properly report the volumes of toxic releases for certain chemicals in the years 1998, 1999 and 2000. The EPA originally estimated the potential fines for all of Unichem’s facilities at approximately $240,000. BJ submitted additional information to the EPA and requested that the agency re-assess its calculation of the number and severity of alleged violations. This matter has now been concluded with the EPA and BJ has paid a fine of $62,439.

The Company was notified on May 19, 2003, that misdemeanor criminal charges had been filed against it in connection with the illegal disposal of allegedly hazardous waste from its facility in Ardmore, Oklahoma. The Company’s investigation of this incident concluded that a former employee at the facility, a product handler, had removed and improperly disposed of drums from the facility in September of 2001, without instructions from, or the knowledge of the management at this location. The product handler provided a written statement to the investigating authorities in which he admitted having disposed of the drums without instructions from anyone at the Company and that he knew that his actions were prohibited under law. The charges that have been filed against the Company carry potential fines of $50,000. The Company does not believe that it is criminally responsible for the actions of this former employee and intends to defend itself from these charges. The Company has begun discussions with the prosecuting authorities in an effort to resolve this matter.

Lease and Other Long-Term Commitments

In December 1999, the Company contributed certain pumping service equipment to a limited partnership. The equipment is used to provide services to the Company’s customers for which the Company pays a service fee over a period of at least six years, but not more than 13 years, at approximately $12 million annually. The Company owns a 1% interest in the limited partnership. The transaction resulted in a gain that is being deferred and amortized over 13 years. The balance of the deferred gain was $44.2 and $47.8 million as of June 30, 2003 and September 30, 2002, respectively. In September 2010, the Company has the option, but not the obligation, to purchase the pumping service equipment for approximately $32 million.

In 1997, the Company contributed certain pumping service equipment to a limited partnership. The equipment is used to provide services to the Company’s customers for which the Company pays a service fee over a period of at least eight years, but not more than 14 years at approximately $10 million annually. The Company owns a 1% interest in the limited partnership. The transaction resulted in a gain that is being deferred and amortized over 12 years. The balance of the deferred gain was $16.7 and $18.8 million as of June 30, 2003 and September 30, 2002, respectively. In June 2009, the Company has the option, but not the obligation, to purchase the pumping service equipment for approximately $27 million.

Guarantees

The Company routinely issues Parent Company Guarantees (“PCG’s) in connection with service contracts entered into by the Company’s subsidiaries. The issuance of these PCG’s is frequently a condition of the bidding process imposed by the Company’s customers for work in countries outside of North America. The PCG’s typically provide that the Company guarantees the performance of the services by the Company’s local subsidiary. The term of these PCG’s varies with length of the services contract.

The Company arranges for the issuance of a variety of bank guarantees, performance bonds and standby letters of credit. The vast majority of these are issued in connection with contracts the Company, or a subsidiary, has entered into with its customers. The customer has the right to call on the bank guarantee, performance bond or standby letter of credit in the event that the Company, or the subsidiary, defaults in the performance of the services. These instruments are required as a condition to the Company, or the subsidiary, being awarded the contract, and are typically released upon completion of the contract. The balance of these instruments are predominantly standby letters of credit issued in connection with a variety of the Company’s financial obligations, such as in support of fronted insurance programs, claims administration funding, certain employee benefit plans and temporary importation bonds. The following table summarizes the Company’s other commercial commitments as of June 30, 2003 (in thousands):

	Total Amounts Committed	Amount of commitment expiration per period
Other Commercial Commitments		Less than 1 Year	1–3 Years		4–5 Years	Over 5 Years
Standby Letters of Credit	$25,836	$25,771	$			$65
Bank Guarantees and Performance Bonds	127,385	83,805		31,960	$6,504	$5,116

Total Other Commercial Commitments	$153,221	$109,576		$31,960	$6,504	$5,181

Note 7 Employee Stock Plans

The Company has a Stock Option Plan and a Stock Purchase Plan, which are described more fully in Note 12 of the Notes to Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2002. Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for employee stock-based compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes model or a binomial model. Because of the inexact and subjective nature of deriving stock option values using these methods, the Company has adopted the disclosure-only provisions of SFAS 123 and continues to account for stock-based compensation as it has in the past using the intrinsic value method prescribed in Accounting Principles Board (“APB”) 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized in the consolidated condensed statement of operations for the Company’s employee stock option plans. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No.148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation”. This statement requires pro forma disclosures on an interim basis as if the Company had applied the fair value recognition provisions of SFAS 123.

The following pro forma table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$49,544	$27,689	$127,822	$133,584
Less: total stock-based employee compensation expense determined under SFAS 123 for all awards, net of tax	758	628	14,145	15,767

Net income, pro forma	$48,786	$27,061	$113,677	$117,817

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Earnings per share:
Basic, as reported	$.31	$.18	$.81	$.85

Basic, pro forma	$.31	$.17	$.72	$.75

Diluted, as reported	$.31	$.17	$.79	$.83

Diluted, pro forma	$.30	$.17	$.71	$.73

Note 8 New Accounting Standards

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires entities to record the cumulative effect of a change in accounting principle in the income statement in the period of adoption. The Company adopted SFAS 143 on October 1, 2002. The Company has an asset retirement obligation (“ARO”) with respect to machinery and equipment permanently affixed to the decks of certain leased vessels. The Company is obligated to remove the machinery and equipment and restore the vessel to its original condition upon returning the vessel to the owner. The Company determined the fair value of the ARO by using the “expected cash flow” approach and probability weighting multiple scenarios and related outcomes. The cumulative effect of the adoption of SFAS 143 had no effect on earnings per share. The ARO was $3.1 million at October 1, 2002. Due to the immaterial effects that this new standard had on a cumulative basis as of October 1, 2002 and for the comparative quarters ended June 30, 2003 and 2002, we are not presenting pro forma ARO disclosures. Based on our ARO’s as of October 1, 2002, on an annual basis, we expect depreciation expense to increase by approximately $0.1 million and to incur accretion expense of approximately $0.2 million as a result of adopting SFAS 143.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 supercedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion 30, while retaining many of the requirements of these two statements. Under SFAS 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from ongoing operations and the reporting entity will not have any significant continuing involvement in the discontinued operations prospectively. SFAS 144 is effective for fiscal years beginning after December 15,

2001. SFAS 144 did not materially change the methods used by the Company to measure impairment losses on long-lived assets but may result in future dispositions being reported as discontinued operations to a greater extent than is currently permitted. The Company adopted SFAS 144 on October 1, 2002.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”) was issued. The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year- end. The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The Company adopted FIN 45 on January 1, 2003. No liabilities were required to be recognized upon adoption and the Company’s current guarantees are disclosed in Note 6.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation” (“SFAS 148”). This Statement amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement also requires that those effects be disclosed more prominently by specifying the form, content and location of those disclosures. SFAS 148 is intended to improve the prominence and clarity of the pro forma disclosures required by SFAS 123 by prescribing a specific tabular format and by requiring disclosure in the “Summary of Significant Accounting Policies” or its equivalent. In addition, this statement is intended to improve the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. SFAS 148 also amends certain disclosure requirements under APB 25. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company did not adopt the method of using the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS 148 on January 1, 2003 impacted the disclosures only (see Note 7), not the financial results of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company adopted FIN 46 on July 1, 2003. Adoption of the provisions of FIN 46 did not have a material impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company’s worldwide operations are primarily driven by the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity. Drilling activity, in turn, is largely dependent on the price of crude oil and natural gas. This situation often leads to volatility in the Company’s revenues and profitability, especially in the United States and Canada, where the Company historically has generated in excess of 50% of its revenues.

For the three-month period ended June 30, 2003, the active U.S. rig count averaged 1,028 rigs, a 28% increase in activity compared to the same period in fiscal 2002. For the nine-month period ended June 30, 2003, the active U.S. rig count averaged 925 rigs, a 6% increase in activity compared to the same period in fiscal 2002. The Company’s management believes that U.S. drilling activity will increase approximately 5% to 9% for the remainder of fiscal 2003, compared to the average rig count of 1,028 in the third quarter of fiscal 2003.

Drilling activity outside North America has historically been less volatile than domestic drilling activity. During the three months ended June 30, 2003, active international drilling rigs (excluding Canada) averaged 764 rigs, an increase of 5% in activity compared to the same period in fiscal 2002. During the nine months ended June 30, 2003, active international drilling rigs (excluding Canada) averaged 754 rigs, an increase of 3% in activity compared to the same period in fiscal 2002. Canadian drilling activity also increased during the three months ended June 30, 2003 averaging 203 active drilling rigs, up 38% from the same period of fiscal year 2002. During the nine months ended June 30, 2003, active Canadian drilling rigs averaged 326 rigs, an increase of 21% in activity compared to the same period in fiscal 2002. The Company expects a modest increase in international drilling activity outside of Canada for the remainder of fiscal 2003. Drilling activity in Canada is expected to increase approximately 80% to 90% for the remainder of fiscal 2003, compared to the average rig count of 203 in the third quarter of fiscal 2003.

Critical Accounting Policies

The Company has defined a critical accounting policy as one that is both important to the portrayal of the Company’s financial condition and results of operations and requires the management of the Company to make difficult, subjective or complex judgments. Estimates and assumptions about future events and their effects cannot be perceived with certainty. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K for the fiscal year ending September 30, 2002.

Acquisitions

On May 31, 2002, the Company completed the acquisition of OSCA, a completion services (pressure pumping), completion tools and completion fluids company based in Lafayette, Louisiana, with operations primarily in the U.S. Gulf of Mexico, Brazil and Venezuela, for a total purchase price of $470.6 million. On June 24, 2002, the Company completed a $9.1 million acquisition of the coiled tubing assets and business of Maritima Petroleo E Engenharia, LTDA (“Maritima”), a leading provider of coiled tubing services in Brazil. See Note 5 in these Consolidated Condensed Financial Statements included in this filing and Note 3 of the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2002 for additional information regarding these acquisitions.

Results of Operations

The following table sets forth selected key operating statistics reflecting industry rig count and the Company’s financial results:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Rig Count: (1)
U.S.	1,028	806	925	876
International	967	871	1,080	1,004
Consolidated revenue (in millions)	$546.6	$439.6	$1,554.3	$1,392.1
Revenue by business segment (in millions):
U.S./Mexico Pressure Pumping	268.2	213.1	712.4	693.5
International Pressure Pumping	182.4	158.5	579.0	531.9
Other Oilfield Services	96.0	68.0	263.0	165.8
Corporate	—	—	(0.1)	0.8
Percentage of research and engineering expense to revenue	1.9%	2.1%	1.9%	1.9%
Percentage of marketing expense to revenue	3.5%	3.7%	3.5%	3.4%
Percentage of general and administrative expense to revenue	3.2%	3.9%	3.4%	3.5%

Consolidated operating income (in millions)	$76.2	$44.3	$202.6	$209.9
Operating income by business segment (in millions):
U.S./Mexico Pressure Pumping	$62.8	$36.5	$134.4	$158.8
International Pressure Pumping	11.3	7.1	64.7	53.2
Other Oilfield Services	13.9	9.1	33.8	19.4
Corporate	(11.9)	(8.4)	(30.3)	(21.5)

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Incorporated rig count information.

Revenue and Operating Income: For the three month period ended June 30, 2003, consolidated revenue increased 24%, compared to the prior year’s third quarter with US/Mexico Pressure Pumping Services revenue increasing 26% and International Pressure Pumping Services increasing 15%. Revenues from Other Oilfield Services were up 41% over the prior year’s third quarter, due primarily to the addition of the completion fluids and completion tools service lines acquired with OSCA in May 2002. For the nine month period ended June 30, 2003, consolidated revenue increased 12%, compared to the same period last year with US/Mexico Pressure Pumping Services revenue increasing 3% and International Pressure Pumping Services increasing 9%. Revenues from Other Oilfield Services were up 59% over the prior year’s third quarter, due primarily to the addition of the completion fluids and completion tools service lines acquired with OSCA in May 2002. For the three months ended June 30, 2003, operating income margins improved to 13.9% from 10.1% reported in the prior year’s third quarter, due primarily to increased margins from the Company’s US/Mexico operations. For the nine months ended June 30, 2003, operating income margins declined to 13.0% from 15.1% reported in the same period last year, due primarily to decreased margins from the Company’s US/Mexico operations. Most of this decline in the nine month comparison of US/Mexico margins occurred in the first fiscal quarter of 2003. See below discussion on individual segments for further revenue and operating income variance details.

Depreciation Expense: For the three and nine month period ended June 30, 2003, depreciation expense increased by $4.9 million and $13.3 million, respectively, compared to the same period in fiscal 2002. This is primarily a result of our capital spending levels and additional depreciation expense on certain capital improvements on leased equipment.

Research and Engineering Expense and Marketing Expense: For the three and nine month periods ended June 30, 2003, research and engineering expense and marketing expense have remained relatively consistent as a percentage of revenues for the same periods last year.

Interest Expenses: Interest expense, net, increased $1.3 million and $6.7 million, for the three-month period ended and the nine-month period ended June 30, 2003, respectively, compared to the same periods in fiscal 2002. This is a result of the issuance of convertible debt in April 2002, used to finance a portion of the OSCA acquisition.

Income Taxes: Primarily as a result of higher profitability in certain international jurisdictions where the statutory tax rate is less than the U.S. tax rate, the effective tax rate was 31.2% for the three months ended June 30, 2003, compared with 32.5% for the same period in fiscal 2002.

U.S./Mexico Pressure Pumping Segment

The U.S. and Mexico Pressure Pumping segment primarily provides stimulation and cementing services to the petroleum industry in the U.S. and Mexico. Stimulation services are designed to improve the flow of oil and natural gas from producing formations. Cementing services consists of pumping a cement slurry into a well between the casing and the wellbore to isolate fluids that might otherwise damage the casing and/or affect productivity, or that could migrate to different zones, during the drilling and completion phase of a well.

Results for the three-month period ended June 30, 2003 and 2002

Revenues were $268.2 million, an increase of $55.1 million, or 26% compared to the third quarter of the prior fiscal year. Revenues increased primarily due to increased U.S. drilling activity, which increased 28% over the same period last year, and improved activity levels in Mexico.

Operating income for the Company’s U.S./Mexico pressure pumping segment was $62.8 million, an increase of $26.3 million, or 72% from the same period of the prior year. The increase in operating income was primarily due to increases in drilling activity and labor and equipment efficiency gains. The headcount for the three month period ended June 30, 2003 increased 1% compared to the same period last year with revenue increasing $55.1 million, or 26%. While the Company has implemented a price book increase, pricing has not recovered to 2002 levels.

Results for the nine-month period ended June 30, 2003 and 2002

Revenues were $712.4 million, an increase of $18.9 million, or 3% compared to the same period of the prior fiscal year. Revenue increased due primarily to a 6% increase in U.S. drilling activity and increased market share, partially offset by lower U.S. prices in 2003 compared to the same period last year.

Operating income was $134.4 million, a decrease of $24.4 million, or 15% from the same period of the prior year. Operating income declined due to a deterioration in our prices for pressure pumping services compared to the prior period. The decline occurred primarily in the first quarter of fiscal 2003. The decline was partially offset by activity increases, market share increases, and labor and equipment efficiencies.

Outlook

Despite disappointing activity to date in the Gulf of Mexico, we anticipate U.S. drilling activity for the remainder of fiscal 2003 to increase approximately 5% to 9% above the average rig count of 1,028 experienced in the third quarter of fiscal 2003. Effective May 1, 2003, the Company implemented a price book increase of 7%. The degree of customer acceptance of the price book increase will depend on activity levels and competitive pressures.

International Pressure Pumping Segment

The International Pressure Pumping segment primarily provides stimulation and cementing services to the petroleum industry outside of the U.S. and Mexico. Stimulation services are designed to improve the flow of oil and natural gas from producing formations. Cementing services consists of pumping a cement slurry into a well between the casing and the wellbore to isolate fluids that might otherwise damage the casing and/or affect productivity, or that could migrate to different zones, during the drilling and completion phase of a well.

Results for the three-month period ended June 30, 2003 and 2002

International revenues were $182.4 million, an increase of $23.9 million, or 15% from the same period in the prior year. Canadian revenues increased 48% compared to the prior period. This increase was primarily due to a 38% increase in rig activity compared to the same period in fiscal 2002 and favorable exchange rate effect as the US dollar weakened against the Canadian dollar compared to the same period in fiscal 2002. Revenues in Russia increased more than 36% due to revenues associated with service rigs acquired in the third quarter of fiscal 2002. Revenues in Latin America increased 20% due to increased coiled tubing revenue as a result of an acquisition of a local coiled tubing company (Maritima) in June 2002, and increased revenue from the stimulation vessel, Blue Shark, that was put into service in April 2002. Increased revenue in Latin America also increased as a result of increased rig activity in Colombia and Argentina. Revenue also increased in West Africa as a result of the Company’s ongoing expansion in this market. These increases were partially offset by decreased activity and rig movements in India.

Operating income was $11.3 million, an increase of $4.2 million, or 59% from the same period of the prior year. While favorable foreign exchange rates increased revenue, it had minimal impact on operating income as some of our expenses are also denominated in Canadian dollars. This was due to activity increases and improved labor and equipment utilization efficiencies in the areas noted above. The headcount for the three month period ended June 30, 2003 decreased 1% from the same period last year with revenue increasing $23.9 million, or 15%.

Results for the nine-month period ended June 30, 2003 and 2002

Revenues were $579.0 million, an increase of $47.1 million, or 9% from the same period of the prior year. In Canada, revenues increased 10% compared to the same period of the prior year even though the average active drilling rigs in Canada increased 21% from prior year. During the first quarter of fiscal 2003, the activity increase was primarily in shallow drilling areas of Southern Canada as warm weather delayed rig movement into the North, an area with historically higher revenue per job. In addition, Canada had a favorable exchange rate effect as the US dollar weakened against the Canadian dollar compared to the same period in fiscal 2002. Revenues in Russia increased 36% from the same period of the prior year due to revenues associated with service rigs acquired in the third quarter of fiscal 2002, partially offset by activity delays as a result of extremely cold weather during the first quarter of fiscal 2003. Asia Pacific revenue increased 10% from the same period of the prior year as a result of activity and market share increases in Malaysia and Brunei. Europe and Africa revenues increased 11% from the same period of the prior year due to strong coiled tubing and cementing activity in Norway and Africa. Revenues in Latin America increased 1% primarily as a result of increased market share in Brazil with the acquisition of Maritima in June 2002 and the commissioning of the Blue Shark in April 2002. These increases in Latin America were mostly offset by declines in Venezuela as a result of the national labor strike. In addition, there were declines in India resulting from activity declines and rig movement.

Operating income was $64.7 million, an increase of $11.5 million, or 22% from the same period of the prior year. While favorable foreign exchange rates increased revenue, it had minimal impact on operating income as some of our expenses are also denominated in Canadian dollars. The increase in operating income was primarily due to activity increases and improved labor and equipment utilization efficiencies in the areas noted above. The headcount for the nine month period ended June 30, 2003 increased 2% compared to the same period last year with revenue increasing $47.1 million, or 9%.

Outlook

The Company expects a modest increase in international drilling activity outside of Canada for the remainder of fiscal 2003. While experiencing a normal spring break-up in the third quarter of fiscal 2003, drilling activity in Canada is expected to increase approximately 25% for the remainder of fiscal 2003 over prior year. Effective July 1, 2003, the Company implemented a price book increase of 5% in Canada, which will be phased in over the next several quarters. The degree of customer acceptance of the price book increase will depend on activity levels and competitive pressures.

Other Oilfield Services Segment

The other oilfield services segment consists of specialty chemicals, tubular services, process and pipeline services, and with the acquisition of OSCA on May 31, 2002, completion tools and completion fluids services in the U.S. and select markets internationally.

Results for the three-month period ended June 30, 2003 and 2002

Revenues were $96.0 million, an increase of $28.0 million, or 41% when compared to the same period in fiscal 2002. The increase was due primarily to the addition of completion fluids and completion tools service lines acquired with OSCA on May 31, 2002. Other Oilfield Services revenues (excluding completion fluids and completion tools) increased 6%, as the business was fairly consistent with the same period last year.

Operating income for the Company’s Other Oilfield Services segment was $13.9 million, an increase of $4.8 million, or 53% from the same period of the prior year. The increase was due primarily to the addition of completion fluids and completion tools service lines acquired with OSCA on May 31, 2002. Other Oilfield Services operating income (excluding completion fluids and completion tools) increased 6%, as the business was fairly consistent with the same period last year.

Results for the nine-month period ended June 30, 2003 and 2002

Revenues were $263.0 million, an increase of $97.2 million, or 59% when compared to the same period in fiscal 2002. The increase was due primarily to the addition of completion fluids and completion tools service lines acquired with OSCA on May 31, 2002. Other Oilfield

Services revenues (excluding completion fluids and completion tools) increased 8%, as the business was fairly consistent with the same period last year.

Operating income for the Company’s Other Oilfield Services segment was $33.8 million, an increase of $14.4 million, or 74% from the same period of the prior year. The increase was due primarily to the addition of completion fluids and completion tools service lines acquired with OSCA on May 31, 2002. Other Oilfield Services operating income (excluding completion fluids and completion tools) increased 6%, as the business was fairly consistent with the same period last year.

Outlook

We expect activity and revenues for this segment to remain fairly consistent for the remainder of the fiscal year compared to the third quarter of fiscal 2003.

Financial Position and Liquidity

Financial Position

The Company’s working capital increased $152.3 million at June 30, 2003 compared to September 30, 2002. Cash and cash equivalents increased $108.7 million, driven primarily by positive cash flow from operations. In addition, the Company’s long-term debt consists of fixed term instruments and therefore, we have not paid down debt in fiscal 2003. Accounts receivable increased $87.6 million as a result of increased activity. Accounts payable increased $14.7 million also as a result of increased activity. As a result of utilizing most of our net operating loss carryforwards, our income and other tax liability increased $14.1 million.

During the second fiscal quarter of 2002, the Company sold convertible senior notes and received gross proceeds of $408.4 million (see below discussion in Liquidity and Capital Resources). The Company used $400.1 million of the aggregate net proceeds to fund a substantial portion of the purchase price of its acquisition of OSCA on May 31, 2002.

Capital Expenditures

The Company anticipates spending approximately $180 million in fiscal 2003, compared to $179 million spent in 2002. The 2003 capital expenditure program is expected to consist primarily of spending for the enhancement of the Company’s existing pressure pumping equipment, continued investment in the U.S. fracturing fleet recapitalization initiative and stimulation expansion internationally. The actual amount of 2003 capital expenditures will be primarily dependent on maintenance requirements and expansion opportunities and is expected to be funded by cash flows from operating activities.

Liquidity and Capital Resources

In June 2001, the Company replaced its existing credit facility with a new $400 million committed line of credit (“Committed Credit Facility”). The Committed Credit Facility consists of a $200 million, 364-day commitment that renews annually at the option of the lenders and a $200 million three-year commitment. The 364-day commitment that expired in June 2003 was renewed for an additional 364 days. There were no outstanding borrowings under the Committed Credit Facility at June 30, 2003.

In addition to the Committed Credit Facility, the Company had $135.9 million in various unsecured, discretionary lines of credit at June 30, 2003, which expire at various dates in 2003. There are no requirements for commitment fees or compensating balances in connection with these lines of credit, and interest on borrowings is based on prevailing market rates. There were $4.1 million and $3.5 million in outstanding borrowings under these lines of credit at June 30, 2003 and September 30, 2002, respectively.

At June 30, 2003 and September 30, 2002, the Company had issued and outstanding $78.9 million of unsecured 7% Series B Notes due in 2006, net of discount.

On April 24, 2002 the Company sold convertible senior notes with a face value at maturity of $516.4 million (gross proceeds of $408.4 million). The notes are unsecured senior obligations that rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The Company used the aggregate net proceeds of $400.1 million to fund a substantial portion of the purchase price of its acquisition of OSCA, which closed on May 31, 2002, and for general corporate purposes. There were $413.7 million and $410.2 million outstanding under the convertible senior notes at June 30, 2003 and September 30, 2002, respectively.

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

The notes are convertible into BJ Services common stock at an initial rate of 14.9616 shares for each $1,000 face amount note. This rate results in an initial conversion price of $52.85 per share (based on the purchaser’s original issue discount) and represents a premium of 45% over the April 18, 2002 closing sale price of the Company’s common stock on the New York Stock Exchange of $36.45 per share. The Company has the option to settle notes that are surrendered for conversion using cash. Generally, except upon the occurrence of specified events, including a credit rating downgrade to below investment grade, holders of the notes are not entitled to exercise their conversion rights until the Company’s stock price is greater than a specified percentage (beginning at 120% and declining to 110% at the maturity of the notes) of the accreted conversion price per share. At June 30, 2003, the accreted conversion price per share would have been $53.56.

In calendar year 2004, the Company will have a minimum pension funding requirement of $6 million. This is expected to be funded by cash flows from operating activities.

The Company’s total debt (net of cash) was 16.0% of its total capitalization (total capitalization equals the sum of debt and stockholders’ equity) at June 30, 2003, compared to 22.3% at September 30, 2002. The Committed Credit Facility includes various customary covenants and other provisions including the maintenance of certain profitability and solvency ratios, none of which materially restrict the Company’s activities. The Company is currently in compliance with all covenants imposed by the terms of its indebtedness. Management believes that the Committed Credit Facility, combined with other discretionary credit facilities and cash flows from operations, provide the Company with sufficient capital resources and liquidity to manage its routine operations, meet debt service obligations and fund projected capital expenditures. If the discretionary lines of credit are not renewed, or if borrowings under these lines of credit otherwise become unavailable, the Company expects to refinance this debt by arranging additional committed bank facilities or through other long-term borrowing alternatives.

Off Balance Sheet Transactions

In December 1999, the Company contributed certain pumping service equipment to a limited partnership. The equipment is used to provide services to the Company’s customers for which the Company pays a service fee over a period of at least six years, but not more than 13 years, at approximately $12 million annually. The Company owns a 1% interest in the limited partnership. The transaction resulted in a gain that is being deferred and amortized over 13 years. The balance of the deferred gain was $44.2 and $47.8 million as of June 30, 2003 and September 30, 2002, respectively. In September 2010, the Company has the option, but not the obligation, to purchase the pumping service equipment for approximately $32 million.

In 1997, the Company contributed certain pumping service equipment to a limited partnership. The equipment is used to provide services to the Company’s customers for which the Company pays a service fee over a period of at least eight years, but not more than 14 years at approximately $10 million annually. The Company owns a 1% interest in the limited partnership. The transaction resulted in a gain that is being deferred and amortized over 12 years. The balance of the deferred gain was $16.7 and $18.8 million as of June 30, 2003 and September 30, 2002, respectively. In June 2009, the Company has the option, but not the obligation, to purchase the pumping service equipment for approximately $27 million.

Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires entities to record the cumulative effect of a change in accounting principle in the income statement in the period of adoption. The Company adopted SFAS 143 on October 1, 2002. The Company has an asset retirement obligation (“ARO”) with respect to machinery and equipment permanently affixed to the decks of certain leased vessels. The Company is obligated to remove the machinery and equipment and restore the vessel to its original condition upon returning the vessel to the owner. The Company determined the fair value of the ARO by using the “expected cash flow” approach and probability weighting multiple scenarios and related outcomes. The cumulative effect of the adoption of SFAS 143 had no effect on earnings per share. The ARO was $3.1 million at October 1, 2002. Due to the immaterial effects that this new standard had on a cumulative basis as of October 1, 2002 and for the comparative quarters ended June 30, 2003 and 2002, we are not presenting pro forma ARO disclosures. Based on our ARO’s as of October 1, 2002, on an annual basis, we expect depreciation expense to increase by approximately $0.1 million and to incur accretion expense of approximately $0.2 million as a result of adopting SFAS 143.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 supercedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion 30, while retaining many of the requirements of these two statements. Under SFAS 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from ongoing operations and the reporting entity will not have any significant continuing involvement in the discontinued operations prospectively. SFAS 144 is effective for fiscal years beginning after December 15, 2001. SFAS 144 did not materially change the methods used by the Company to measure impairment losses on long-lived assets but may result in future dispositions being reported as discontinued operations to a greater extent than is currently permitted. The Company adopted SFAS 144 on October 1, 2002.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”) was issued. The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year- end. The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The Company adopted FIN No. 45 on January 1, 2003. No liabilities were required to be recognized upon adoption and the Company’s current guarantees are disclosed in Note 6 of the Notes to Unaudited Consolidated Condensed Financial Statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation” (“SFAS 148”). This Statement amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement also requires that those effects be disclosed more prominently by specifying the form, content and location of those disclosures. SFAS 148 is intended to improve the prominence and clarity of the pro forma disclosures required by SFAS 123 by prescribing a specific tabular format and by requiring disclosure in the “Summary of Significant Accounting Policies” or its equivalent. In addition, this statement is intended to improve the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. SFAS 148 also amends certain disclosure requirements under APB 25. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company did not adopt the method of using the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS 148 on January 1, 2003 impacted the disclosures only, not the financial results of the Company (see Note 7 of the Notes to Unaudited Consolidated Condensed Financial Statements).

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company adopted FIN 46 on July 1, 2003. Adoption of the provisions of FIN 46 did not have a material impact on the Company’s financial position or results of operations.

Non-GAAP Financial Measures

A non-GAAP financial measure is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that 1) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of income, balance sheet, or statement of cash flows, or 2) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.

From time to time, the Company utilizes non-GAAP financial measures. The most common non-GAAP financial measures used by the Company include EBITDA, EBITDA margin, free cash flow, net debt, and net interest expense.

EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) is computed by starting with net income, adding income tax expense, adding interest expense, deducting interest income and adding depreciation and amortization. The most comparable GAAP measure is cash flow from operating activities as depicted in the Consolidated Condensed Statement of Cash Flows. EBITDA less income tax expense, less interest expense, plus interest income, plus or minus changes in working capital, plus minority interest, plus unearned compensation, plus deferred taxes reconciles to cash flow from operating activities. EBITDA margin is simply EBITDA as a percentage of revenues. Management believes EBITDA and EBITDA margin provide useful information to investors as it represents the pre-tax cash flow of the Company, prior to debt service requirements.

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

Forward Looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 concerning, among other things, the Company’s prospects, expected revenues, expenses and profits, developments and business strategies for its operations, all of which are subject to certain risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms and phrases such as “expect,” “estimate,” “project,” “believe,” “achievable,” “anticipate” and similar terms and phrases. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such statements are subject to:

•	general economic and business conditions,

•	international political instability, security conditions, and hostilities

•	conditions in the oil and natural gas industry, including drilling activity,

•	reduction in price or demand for our products and services,

•	the Company’s ability to expand its products and services (including those it acquires) into new geographic markets,

•	fluctuating prices of crude oil and natural gas,

•	risks from operating hazards such as fire, explosion, blowouts and oil spills,

•	unexpected litigation for which insurance and customer agreements do not provide protection,

•	changes in currency exchange rates,

•	weather conditions that affect conditions in the oil and natural gas industry,

•	the business opportunities that may be presented to and pursued by the Company, and

•	changes in law or regulations and other factors, many of which are beyond the control of the Company.

If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. Other than as required under the Securities laws, the Company does not assume a duty to update these forward looking statements. This list of risk factors is not intended to be comprehensive. Please see “Risk Factors” included in the Company’s Form 10-K for the fiscal year ending September 30, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The table below provides information about the Company’s market sensitive financial instruments and constitutes a “forward-looking statement.” The Company’s major market risk exposure is to foreign currency fluctuations and changing interest rates. The Company’s policy is to manage interest rates through use of a combination of fixed and floating rate debt. If the floating rates were to increase by 10% from June 30, 2003 rates, the Company’s combined interest expense to third parties would increase by a total of $1,761 each month in which such increase continued. At June 30, 2003, the Company had issued fixed-rate debt of $492.6 million. These instruments are fixed-rate and, therefore, do not expose the Company to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by $21.0 million if interest rates were to decline by 10% from their rates at June 30, 2003.

Periodically, the Company borrows funds which are denominated in foreign currencies, which exposes the Company to market risk associated with exchange rate movements. There were no such borrowings denominated in foreign currencies at June 30, 2003. When necessary, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were five forward foreign exchange contracts entered into on June 30, 2003, each in the amount of $2.3 million. These contracts are being accounted for as cash flow hedges of future foreign currency denominated obligations. Beginning in August 2003 and ending in August 2004, one contract will settle in each of the following five quarters. All items described are non-trading and are stated in U.S. dollars (in thousands).

		Expected Maturity Dates						Fair Value June 30, 2003
	2003	2004	2005	2006	2007	Thereafter	Total
SHORT-TERM BORROWINGS

Bank borrowings; US $ denominated	$4,243						$4,243	$4,243
Average variable interest rate – 4.98% at June 30, 2003

LONG-TERM BORROWINGS

7% Series B Notes – US $ denominated				$78,876			$78,876	$87,429
Fixed interest rate – 7%

1.625% Convertible Notes
US denominated						$413,699	$413,699	$428,416
Fixed interest rate – 1.625%

Total	$4,243	—	—	$78,876	—	$413,699	$496,818	$520,088

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Litigation: The Company, through performance of its service operations, is sometimes named as a defendant in litigation, usually relating to claims for bodily injuries or property damage (including claims for well or reservoir damage). The Company maintains insurance coverage against such claims to the extent deemed prudent by management. The Company believes that there are no existing claims that are likely to have a material adverse effect on the Company’s financial position or results of operations for which it has not already provided.

Through acquisition the Company assumed responsibility for certain claims and proceedings made against the Western Company of North America, Nowsco Well Service Ltd and OSCA in connection with their businesses. Some, but not all, of such claims and proceedings will continue to be covered under insurance policies of the Company’s predecessors that were in place at the time of the acquisitions. Although the outcome of the claims and proceedings against the Company (including Western, Nowsco and OSCA) cannot be predicted with certainty, management believes that there are no existing claims or proceedings that are likely to have a material adverse effect on the Company’s financial position or results of operations for which it has not already provided.

Chevron Phillips Litigation

On July 10, 2002, Chevron Phillips Chemical Company (“Chevron Phillips”) filed a lawsuit against BJ Services Company (“BJ”) for patent infringement in the United States District Court for the Southern District of Texas (Corpus Christi). The lawsuit relates to a patent issued in 1992 to the Phillips Petroleum Company (“Phillips”). This patent (the ‘477 patent) relates to a method for using enzymes to decompose used drilling mud. Although BJ has its own patents for remediating damage resulting from drill-in fluids (as opposed to drilling muds) in oil and gas formations (products and services for which are offered under the “Mudzyme” trademark), we approached Phillips for a license of the ‘477 patent. BJ was advised that Phillips had licensed this patent on an exclusive basis to Geo-Microbial Technologies, Inc. (“GMT”), a company co-owned by a former Phillips employee who is one of the inventors on the ‘477 patent, and that BJ should deal with GMT in obtaining a sublicense. BJ entered into a five (5) year sublicense agreement with GMT in 1997.

Early in 2000, Phillips advised BJ that Phillips had reportedly terminated the license agreement between Phillips and GMT for GMT’s non-payment of royalties and that BJ’s sublicense had also been terminated. Even though BJ believes that its sublicense with GMT has not been properly terminated and BJ’s Mudzyme treatments may not be covered by the ‘477 patent, in 2000, BJ stopped offering its enzyme product for use on drilling mud and drill-in fluids in the U.S. Nevertheless, Chevron Phillips is claiming that the use of enzymes in fracturing fluids and other applications in the oil and gas industry falls under the ‘477 patent. Further, even though their patent is valid only in the United States, Chevron Phillips is requesting that the court award it damages for BJ’s use of enzymes in foreign countries on the theory that oil produced from wells treated with enzymes is being imported into the United States.

The Company disputes Chevron Phillips’ interpretation of the ‘477 patent and its theory of damages, and will vigorously defend itself against the allegations. Further, it is the Company’s position that Chevron Phillips should be bound by the terms of the sublicense agreement between BJ and GMT. On November 25th and 26th of 2002, the Court conducted a hearing regarding the scope and the interpretation of the claims in the ‘477 patent. Following the hearing, the Court issued a ruling on March 16, 2003, which we believe interprets the ‘477 patent in a manner that is consistent with BJ’s position. Based on this ruling, BJ filed a Motion for Summary Judgment seeking a determination that fracturing fluids with enzymes do not come within the scope of the ‘477 patent. The Court granted this Motion on July 2, 2003. The Court now has under consideration BJ’s Motion for Summary Judgment relating to the use of Mudzymes outside of the United States. If the court grants this Motion, the remaining claims will be very minor. As with any lawsuit, the outcome of this case is uncertain. Even favorable rulings by the Court could be reviewed on appeal. Given the scope of the claims made by Chevron Phillips, the possibility of very costly litigation and even a substantial adverse verdict still exists. However, the Company does not presently believe it is likely that the results of this litigation will have a material adverse impact on the Company’s financial position or the results of operations.

Halliburton – Python Litigation

On June 27, 2002, Halliburton Energy Services, Inc. filed suit against BJ and Weatherford International, Inc. for patent infringement in connection with drillable bridge plug tools. These tools are used to isolate portions of a well for stimulation work, after which the plugs are milled out using coiled tubing or a workover rig. Halliburton claims that tools offered by BJ (under the trade name “Python”) and Weatherford infringe two of its patents for a tool constructed of composite material. The lawsuit has been filed in the United States District Court for the Northern District of Texas (Dallas). Halliburton requested that the District Court issue a temporary restraining order and a preliminary injunction against both Weatherford and BJ to prevent either company from selling competing tools. On March 4, 2003, the District Court issued its opinion denying Halliburton’s requests. Halliburton has asked the Court to re-consider its ruling, and the Court has that request under review. Unless the Court re-considers its initial ruling, this case will proceed into the discovery phase. A trial date has not been set.

The Company believes that the current design of the Python plug offered by BJ does not infringe any of the valid claims in the two Halliburton patents. The Company also believes the Halliburton patents are invalid based upon prior art demonstrated in products offered well before Halliburton filed for its patents. BJ’s revenue from the sale of its Python tools since the inception of this product in the summer of 2001 is approximately $3 million. The Company believes that it has no liability for infringement of the Halliburton patents. Moreover, even if the patents are found to be enforceable and the Company is found to have infringed it, the Company does not believe it is likely that the results of this litigation will have a material adverse impact on the Company’s financial position or the results of operations.

Halliburton – Vistar Litigation

On March 17, 2000, BJ Services Company filed a lawsuit against Halliburton Energy Services in the United Sates District Court for the Southern District of Texas (Houston). In the lawsuit, BJ alleged that a well fracturing fluid system used by Halliburton infringes a patent issued to BJ in January 2000 for a method of well fracturing referred to by BJ as “Vistar™”. This case was tried in March and April of 2002. The jury reached a verdict in favor of BJ on April 12, 2002. The jury determined that BJ’s patent was valid and that Halliburton’s competing fluid system, Phoenix, infringed the BJ patent. The District Court has entered a judgment for $101.1 million and a permanent injunction preventing Halliburton from using its Phoenix system. On August 6, 2003, a three-judge panel of the Court of Appeals for the Federal Circuit in Washington, D.C. unanimously affirmed the judgment in BJ’s favor. Halliburton has the right to request a re-hearing by the Court of Appeals and may also seek to have this ruling reviewed by the U.S. Supreme Court.

Newfield Litigation

On April 4, 2002, a jury rendered a verdict adverse to OSCA in connection with litigation pending in the United States District Court for the Southern District of Texas (Houston). The lawsuit arose out of a blowout that occurred in 1999 on an offshore well owned by Newfield Exploration. The jury determined that OSCA’s negligence caused or contributed to the blowout and that it was responsible for 86% of the damages suffered by Newfield. The total damage amount awarded to Newfield was $15.5 million (excluding pre- and post-judgement interest). The Court delayed entry of the final judgment in this case pending the completion of the related insurance coverage litigation filed by OSCA against certain of its insurers and its former insurance broker. The Court elected to conduct the trial of the insurance coverage issues based upon the briefs of the parties. In the interim, the related litigation filed by OSCA against its former insurance brokers for errors and omissions in connection with the policies at issue in this case has been stayed. On February 28, 2003, the Court issued its Final Judgement in connection with the Newfield claims, based upon the jury’s verdict. The total amount of the verdict against OSCA is $15.6 million, inclusive of interest. At the same time, the Court issued it ruling on the related insurance dispute finding that OSCA’s coverage for this loss is limited to $3.8 million. Motions for New Trial have been denied by the Judge and the case is now on appeal to the U.S. Court of Appeals for the Fifth Circuit, both with regard to the liability case and the insurance coverage issues Based upon the current rulings, the uninsured portion of verdict against OSCA totals approximately $11.8 million. Great Lakes Chemical Corporation, which formerly owned the majority of the outstanding shares of OSCA, has agreed to indemnify BJ for 75% of any uninsured liability in excess of $3 million arising from the Newfield litigation. Taking this indemnity into account, the Company’s share of the uninsured portion of the verdict is approximately $5.2 million. The Company is fully reserved for its share of this liability.

Environmental: Federal, state and local laws and regulations govern the Company’s operation of underground fuel storage tanks. Rather than incur additional costs to restore and upgrade tanks as required by regulations, management has opted to remove the existing tanks. The Company has completed the removal of these tanks and has remedial cleanups in progress related to the tank removals. In addition, the Company is conducting environmental investigations and remedial actions at current and former company locations and, along with other companies, is currently named as a potentially responsible party at four third-party owned waste disposal sites. An accrual of approximately $3.4 million has been established for such environmental matters, which is management’s best estimate of the Company’s portion of future costs to be incurred. Insurance is also maintained for environmental liabilities in amounts which the Company’s management believes are reasonable based on its knowledge of potential exposures.

The Company’s production chemical division, Unichem, notified the EPA in 2001 that it had failed to timely file reports related to toxic releases for the 2000 reporting year. These reports are required under Section 313 of the Emergency Planning and Community Right-to-Know Act of 1986. Unichem subsequently submitted these reports and EPA has conducted a review of Unichem’s facilities. In the course of these facility reviews, the EPA has preliminarily determined that, in addition to the late filing of the 2000 reports, Unichem also failed to properly report the volumes of toxic releases for certain chemicals in the years 1998, 1999 and 2000. The EPA originally estimated the potential fines for all of Unichem’s facilities at approximately $240,000. BJ submitted additional information to the EPA and requested that the agency re-assess its calculation of the number and severity of alleged violations. This matter has now been concluded with the EPA and BJ has paid a fine of $62,439.

The Company was notified on May 19, 2003, that misdemeanor criminal charges had been filed against it in connection with the illegal disposal of allegedly hazardous waste from its facility in Ardmore, Oklahoma. The Company’s investigation of this incident concluded that a former employee at the facility, a product handler, had removed and improperly disposed of drums from the facility in September of 2001, without instructions from, or the knowledge of the management at this location. The product handler provided a written statement to the investigating authorities in which he admitted having disposed of the drums without instructions from anyone at the Company and that he knew that his actions were prohibited under law. The charges that have been filed against the Company carry potential fines of $50,000. The Company does not believe that it is criminally responsible for the actions of this former employee and intends to defend itself from these charges. The Company has begun discussions with the prosecuting authorities in an effort to resolve this matter.

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

31.1	Section 302 certification for J. W. Stewart
31.2	Section 302 certification for T. M. Whichard
32.1	Section 906 certification furnished for J. W. Stewart
32.2	Section 906 certification furnished for T. M. Whichard
99.1	Corporate Governance Guidelines

(b) Reports furnished on Form 8-K.

On July 22, 2003, the Company furnished a Form 8-K (i) disclosing certain financial information under Item 9 and (ii) attaching a press release with respect to an announcement of the financial results for the third quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BJ SERVICES COMPANY (Registrant)

Date: August 13, 2003	BY	/s/ J. W. STEWART
J. W. Stewart Chairman of the Board

Date: August 13, 2003	BY	/s/ T. M. WHICHARD
T. M. Whichard Chief Financial Officer