Form 10-Q
period 2003-12-31
BJ SERVICES CO
filed 2004-02-13
CIK 864328

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act.)
YES ☑     NO ☐

There were 159,201,769 shares of the registrant’s common stock, $.10 par value, outstanding as of February 11, 2004.

BJ SERVICES COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BJ SERVICES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended December 31,
	2003	2002
Revenue	$600,799	$473,124
Operating expenses:
Cost of sales and services	457,730	375,733
Research and engineering	10,505	9,314
Marketing	19,297	17,129
General and administrative	17,881	16,375
Loss on disposal of assets	378	600

Total operating expenses	505,791	419,151

Operating income	95,008	53,973
Interest expense	(4,202)	(4,001)
Interest income	820	519
Other expense—net	(496)	(906)

Income before income taxes	91,130	49,585
Income tax expense	29,617	16,115

Net income	$61,513	$33,470

Earnings per share:
Basic	$.39	$.21
Diluted	$.38	$.21
Weighted-average shares outstanding:
Basic	158,859	157,574
Diluted	161,905	160,684

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

(In thousands)

	December 31, 2003	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$298,288	$277,666
Receivables—net	479,926	469,656
Inventories:
Products	112,210	109,383
Work in process	2,352	2,048
Parts	49,833	51,137

Total inventories	164,395	162,568
Deferred income taxes	474	718
Other current assets	43,017	31,100

Total current assets	986,100	941,708
Property—net	855,147	850,340
Deferred income taxes	66,759	66,877
Goodwill	884,706	879,710
Other assets	44,779	47,322

	$2,837,491	$2,785,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$201,647	$220,031
Short-term borrowings	7,224	5,888
Accrued employee compensation and benefits	56,907	69,205
Income and other taxes	86,623	82,192
Accrued insurance	14,738	14,772
Other accrued liabilities	85,335	78,573

Total current liabilities	452,474	470,661
Commitments and contingencies (Note 6)
Long-term debt	494,939	493,754
Deferred income taxes	7,617	7,475
Other long-term liabilities	150,575	163,435
Stockholders’ equity	1,731,886	1,650,632

	$2,837,491	$2,785,957

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)

	Common Stock Shares	Common Stock	Capital In Excess of Par	Treasury Stock	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, September 30, 2003	158,306	$17,376	$964,348	$(348,277)	$—	$1,026,832	$(9,647)	$1,650,632
Comprehensive income:
Net income						61,513
Other comprehensive income, net of tax:
Cumulative translation adjustments							6,916
Forward foreign exchange contracts							368
Comprehensive income								68,797
Reissuance of treasury stock for:
Stock options	45			1,020		(48)		972
Stock purchase plan	495			11,157		(217)		10,940
Stock performance plan	95		(3,103)	2,144		898		(61)
Stock performance plan grant			7,273		(7,273)
Recognition of unearned compensation					606			606

Balance, December 31, 2003	158,941	$17,376	$968,518	$(333,956)	$(6,667)	$1,088,978	$(2,363)	$1,731,886

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,513	$33,470
Adjustments to reconcile net income to cash provided by operating activities:
Minority interest	886	1,196
Amortization of unearned compensation	606	277
Depreciation and amortization	30,694	28,462
Deferred income taxes	3,438	5,535
Changes in:
Receivables	(9,509)	(22,879)
Inventories	(1,818)	2,174
Accounts payable	(18,399)	(13,766)
Other current assets and liabilities	(15,587)	(8,710)
Other—net	11,708	7,020

Net cash provided by operating activities	63,532	32,779
CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(38,121)	(34,251)
Proceeds from disposal of assets	2,379	1,560
Acquisitions of businesses, net of cash acquired	(14,182)	—

Net cash used for investing activities	(49,924)	(32,691)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings, net	1,336	4,246
Proceeds from long-term borrowings	1,185	1,167
Proceeds from exercise of stock options and stock purchase plan	4,035	2,784

Net cash provided by financing activities	6,556	8,197

Effect of exchange rate changes on cash	458	(385)

Increase in cash and cash equivalents	20,622	7,900
Cash and cash equivalents at beginning of period	277,666	84,727

Cash and cash equivalents at end of period	$298,288	$92,627

Cash Paid for Interest and Taxes:
Interest	$1,146	$1,145
Taxes	22,152	9,440

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 General

In the opinion of management, the unaudited consolidated condensed financial statements of BJ Services Company (the “Company”) include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of its financial position and statement of stockholders’ equity as of December 31, 2003, and its results of operations and cash flows for each of the three-month periods ended December 31, 2003 and 2002. The consolidated condensed statement of financial position at September 30, 2003 is derived from the September 30, 2003 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and cash flows for the three-month period ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Certain amounts for fiscal 2003 have been reclassified in the accompanying consolidated condensed financial statements to conform to the current year presentation.

Note 2 Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive instruments (stock options, the stock purchase plan and the stock incentive plan) less the number of treasury shares assumed to be purchased with the exercise proceeds using the average market price of the Company’s common stock for each of the periods presented. No dilutive effect has been included for the convertible senior notes issued April 24, 2002 (see Note 5 of the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ending September 30, 2003) because the Company currently has the ability and intent to settle the conversion price in cash.

The following table presents information necessary to calculate earnings per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended December 31,
	2003	2002
Net income	$61,513	$33,470
Weighted-average common shares outstanding	158,859	157,574

Basic earnings per share	$.39	$.21

	Three Months Ended December 31,
	2003	2002
Weighted-average common and dilutive potential common shares outstanding:
Weighted-average common shares outstanding	158,859	157,574
Assumed exercise of stock options(1)	3,046	3,110

Weighted-average dilutive shares outstanding	161,905	160,684

Diluted earnings per share	$.38	$.21

(1)	For the three months ended December 31, 2003 and 2002, 66 thousand and 103 thousand stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect, respectively.

Note 3 Employee Stock Plans

The Company has an Employee Stock Purchase Plan and several Incentive Plans that provide for the issuance of stock options and other awards of the Company’s common stock, which are described more fully in Note 13 of the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2003. Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for employee stock-based compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes model or a binomial model. Because of the inexact and subjective nature of deriving stock option values using these methods, the Company has adopted the disclosure-only provisions of SFAS 123 and continues to account for stock-based compensation as it has in the past using the intrinsic value method prescribed in Accounting Principles Board (“APB”) 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized in the consolidated condensed statement of operations for the Company’s Employee Stock Purchase Plan and the incentive plans. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No.148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation. This statement requires pro forma disclosures on an interim basis as if the Company had applied the fair value recognition provisions of SFAS 123.

The following pro forma table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to the Company’s Employee Stock Purchase Plan and the incentive plans (in thousands, except per share amounts):

	Three Months Ended December 31,
	2003	2002
Net income, as reported	$61,513	$33,470
Less: total stock-based employee compensation expense determined under SFAS 123 for all awards, net of tax	12,113	13,799

Net income, pro forma	$49,400	$19,671

	Three Months Ended December 31,
	2003	2002
Earnings per share:
Basic, as reported	$.39	$.21

Basic, pro forma	$.31	$.12

Diluted, as reported	$.38	$.21

Diluted, pro forma	$.31	$.12

Note 4 Segment Information

The Company has three reportable segments: U.S./Mexico Pressure Pumping, International Pressure Pumping and Other Oilfield Services. The U.S./Mexico Pressure Pumping segment includes cementing services and stimulation services (consisting of fracturing, acidizing, sand control, nitrogen, coiled tubing and service tool services) provided throughout the United States and Mexico, both offshore and onshore. The International Pressure Pumping segment also includes cementing and stimulation services provided to customers in more than 50 countries in the major international oil and natural gas producing areas of Latin America, Europe, Russia, Africa, Asia, Canada, China and the Middle East. The Other Oilfield Services segment consists of production chemicals, casing and tubular services, process and pipeline services and completion tools and completion fluids services in the U.S. and in select markets internationally.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2003. Operating segment performance is evaluated based on operating income. Intersegment sales and transfers are not material.

Summarized financial information concerning the Company’s segments is shown in the following table. The “Corporate” column includes corporate expenses not allocated to the operating segments.

Business Segments

	U.S./ Mexico Pressure Pumping	International Pressure Pumping	Other Oilfield Services	Corporate	Total
	(in thousands)
Three Months Ended December 31, 2003
Revenue	$284,442	$221,209	$94,907	$241	$600,799
Operating income (loss)	66,207	25,199	12,127	(8,525)	95,008
Identifiable assets	843,393	1,053,133	506,556	434,409	2,837,491

Three Months Ended December 31, 2002
Revenue	$211,982	$178,880	$82,290	$(28)	$473,124
Operating income (loss)	33,102	19,243	9,854	(8,226)	53,973
Identifiable assets	778,964	1,001,681	458,777	244,399	2,483,821

A reconciliation from the segment information to consolidated income before income taxes is set forth below (in thousands):

	Three Months Ended December 31,
	2003	2002
Total operating profit for reportable segments	$95,008	$53,973
Interest expense	(4,202)	(4,001)
Interest income	820	519
Other expense—net	(496)	(906)

Income before income taxes	$91,130	$49,585

Note 5 Acquisitions

On November 26, 2003, the Company completed the acquisition of Cajun Tubular Services, Inc. (“Cajun”) for a total purchase price of $8.1 million (net of cash). Cajun, located in Lafayette, Louisiana, provides tubular running, testing and torque monitoring services to the Gulf of Mexico market. This acquisition was accounted for using the purchase method of accounting.

On December 2, 2003, the Company acquired the assets and business of Petro-Drive, a division of Grant Prideco, Inc., for a total purchase price of $7 million. Petro-Drive, located in Lafayette, Louisiana, is a leading provider of hydraulic and diesel hammer services to the Gulf of Mexico market and select markets internationally. This business complements the Company’s tubular services business. This acquisition was accounted for using the purchase method of accounting.

The Company is in the process of completing its review and determination of the fair values of the assets acquired. Accordingly, allocation of the purchase price is subject to revision based on final determination of the asset values. The pro forma financial information for these acquisitions is not included as they were not material to the Company.

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

The Company disputes Chevron Phillips’ interpretation of the ‘477 patent and its theory of damages, and has vigorously defended itself against the allegations. On November 25th and 26th of 2002, the Court conducted a hearing regarding the scope and the interpretation of the claims in the ‘477 patent. Following the hearing, the Court issued a ruling on March 16, 2003, which we believe interprets the ‘477 patent in a manner that is consistent with BJ’s position. Based on this ruling, BJ filed a Motion for Summary Judgment seeking a determination that fracturing fluids with enzymes do not come within the scope of the ‘477 patent. The Court granted this Motion on July 2, 2003. Subsequently, BJ filed a Motion for Summary Judgment relating to the use of Mudzymes outside of the United States. On September 22, 2003, the Court granted the Company’s Motion and dismissed this portion of the Chevron Phillips’ case. We have been advised by Chevron Phillips that they will appeal these rulings to the Court of Appeals to the Federal Circuit. Although these rulings from the District Court have been favorable to the Company’s position, they could be overturned on appeal. Given the scope of these claims, the possibility of very costly litigation and even a substantial adverse verdict still exists. However, the Company does not presently believe it is likely that the results of this litigation will have a material adverse impact on the Company’s financial position or results of operations.

Halliburton—Python Litigation

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

Halliburton—Vistar Litigation

On March 17, 2000, BJ Services Company filed a lawsuit against Halliburton Energy Services in the United States District Court for the Southern District of Texas (Houston). In the lawsuit, BJ alleged that a well fracturing fluid system used by Halliburton infringes a patent issued to BJ in January 2000 for a method of well fracturing referred to by BJ as “Vistar™”. This case was tried in March and April of 2002. The jury reached a verdict in favor of BJ on April 12, 2002. The jury determined that BJ’s patent was valid and that Halliburton’s competing fluid system, Phoenix, infringed the BJ patent. The District Court has entered a judgment for $101.1 million and a permanent injunction preventing Halliburton from using its Phoenix system. On August 6, 2003, a three-judge panel of the Court of Appeals for the Federal Circuit in Washington, D.C. unanimously affirmed the judgment in BJ’s favor. On October 17, 2003, the Federal Circuit denied Halliburton’s request for a re-hearing. Halliburton filed a Petition for Writ of Certiorari with the U.S. Supreme Court on January 15, 2004. Based upon the Petition, the Supreme Court will determine whether it will consider Halliburton’s appeal. As of December 31, 2003 the Company has not recorded any income related to this case.

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

The Company was notified on May 19, 2003, that misdemeanor criminal charges had been filed against it in connection with the illegal disposal of allegedly hazardous waste from its facility in Ardmore, Oklahoma. The Company’s investigation of this incident concluded that a former employee at the facility, a product handler, had removed and improperly disposed of drums from the facility in September of 2001, without instructions from, or the knowledge of the management at this location. The product handler provided a written statement to the investigating authorities in which he admitted having disposed of the drums without instructions from anyone at the Company and that he knew that his actions were prohibited under law. The charges that have been filed against the Company carry potential fines of $50,000. The Company does not believe that it is criminally responsible for the actions of this former employee and intends to defend itself from these charges. The Company has begun discussions with the prosecuting authorities in an effort to convert this matter to a civil proceeding.

Lease and Other Long-Term Commitments

In December 1999, the Company contributed certain pumping service equipment to a limited partnership. The equipment is used to provide services to the Company’s customers for which the Company pays a service fee over a period of at least six years, but not more than 13 years, at approximately $12 million annually. This is accounted for as an operating lease. The Company owns a 1% interest in the limited partnership. The transaction resulted in a gain that is being deferred and amortized over 13 years. The balance of the deferred gain was $32.9 million and $33.9 million as of December 31, 2003 and September 30, 2003, respectively. In September 2010, the Company has the option, but not the obligation, to purchase the pumping service equipment for approximately $32 million.

In 1997, the Company contributed certain pumping service equipment to a limited partnership. The equipment is used to provide services to the Company’s customers for which the Company pays a service fee over a period of at least eight years, but not more than 14 years at approximately $10 million annually. This is accounted for as an operating lease. The Company owns a 1% interest in the limited partnership. The transaction resulted in a gain that is being deferred and amortized over 12 years. The balance of the deferred gain was $1.9 and $16.0 million as of December 31, 2003 and September 30, 2003, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. The Company received partnership approval in October 2003 to substitute certain pumping service equipment and has accounted for it as an exchange of like-kind assets with no earnings impact since the earnings process has not yet culminated. As a result of the substitutions, the deferred gain was reduced by $14.1 million during the quarter ended December 31, 2003. In June 2009, the Company has the option, but not the obligation, to purchase the pumping service equipment for approximately $27 million.

Guarantees

The Company routinely issues Parent Company Guarantees (“PCG’s”) in connection with service contracts entered into by the Company’s subsidiaries. The issuance of these PCG’s is frequently a condition of the bidding process imposed by the Company’s customers for work in countries outside of North America. The PCG’s typically provide that the Company guarantees the performance of the services by the Company’s local subsidiary. The term of these PCG’s varies with length of the service contract.

The Company arranges for the issuance of a variety of bank guarantees, performance bonds and standby letters of credit. The vast majority of these are issued in connection with contracts the Company, or a subsidiary, has entered into with its customers. The customer has the right to call on the bank guarantee, performance bond or standby letter of credit in the event that the Company, or the subsidiary, defaults in the performance of the services. These instruments are required as a condition to the Company, or the subsidiary, being awarded the contract, and are typically released upon completion of the contract. The balance of these instruments are predominantly standby letters of credit issued in connection with a variety of the Company’s financial obligations, such as in support of fronted insurance programs, claims administration funding, certain employee benefit plans and temporary importation bonds. The following table summarizes the Company’s other commercial commitments as of December 31, 2003 (in thousands):

Other Commercial Commitments	Total Amounts Committed	Amount of commitment expiration per period
		Less than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Standby Letters of Credit	$30,682	$30,652	$—	$—	$30
Bank Guarantees and Performance Bonds	154,404	49,193	93,976	3,438	7,797

Total Other Commercial Commitments	$185,086	$79,845	$93,976	$3,438	$7,827

Note 7 New Accounting Standards

On December 23, 2003, the FASB issued FASB Statement No. 132-Revised 2003 (“SFAS 132R”), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This standard increases the existing GAAP disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS 132R also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. Since SFAS 132R only revises disclosure requirements, it will not have an impact on the Company’s financial position or results of operations.

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

For the three-month period ended December 31, 2003, the active U.S. rig count averaged 1,109 rigs, a 31% increase in activity compared to the same period in fiscal 2003. The Company’s management believes that the average U.S. rig count for fiscal 2004 will be approximately 15-20% higher than the average rig count of 966 for fiscal 2003.

Drilling activity outside North America has historically been less volatile than the U.S. and Canadian drilling activity. During the three months ended December 31, 2003, active international drilling rigs (excluding Canada) averaged 791 rigs, an increase of 5% in activity compared to the same period in fiscal 2003. Canadian drilling activity also increased during the three months ended December 31, 2003 averaging 408 active drilling rigs, up 44% from the same period of fiscal year 2003. The Company expects international drilling activity outside of Canada to remain relatively flat for fiscal 2004 compared to fiscal 2003 and expects drilling activity in Canada to increase approximately 20-25% for fiscal 2004 over fiscal 2003.

Critical Accounting Policies

For an accounting policy to be deemed critical, the accounting policy must first include an estimate that requires a company to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Second, different estimates that the company reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, must have a material impact on the presentation of the company’s financial condition or results of operations. Estimates and assumptions about future events and their effects cannot be predicted with certainty. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies disclosed in our Form 10-K for the fiscal year ending September 30, 2003.

Acquisitions

On November 26, 2003, the Company completed the acquisition of Cajun Tubular Services, Inc. (“Cajun”) for a total purchase price of $8.1 million (net of cash). Cajun, located in Lafayette, Louisiana, provides tubular running, testing and torque monitoring services to the Gulf of Mexico market. This acquisition was accounted for using the purchase method of accounting.

On December 2, 2003, the Company acquired the assets and business of Petro-Drive, a division of Grant Prideco, Inc., for a total purchase price of $7 million. Petro-Drive, located in Lafayette, Louisiana, is a leading provider of hydraulic and diesel hammer services to the Gulf of Mexico market and select markets internationally. This business complements the Company’s tubular services business. This acquisition was accounted for using the purchase method of accounting.

The Company is in the process of completing its review and determination of the fair values of the assets acquired. Accordingly, allocation of the purchase price is subject to revision based on final determination of the asset values.

Results of Operations

The following table sets forth selected key operating statistics reflecting industry rig count and the Company’s financial results:

	Three Months Ended December 31,
	2003	2002
Rig Count: (1)
U.S.	1,109	847
International(2)	1,199	1,036
Consolidated revenue (in millions)	$600.8	$473.1
Revenue by business segment (in millions):
U.S./Mexico Pressure Pumping	$284.4	$212.0
International Pressure Pumping	221.2	178.9
Other Oilfield Services	94.9	82.2
Corporate	.3	—
Percentage of research and engineering expense to revenue	1.7%	2.0%
Percentage of marketing expense to revenue	3.2%	3.6%
Percentage of general and administrative expense to revenue	3.0%	3.5%
Consolidated operating income (in millions)	$95.0	$54.0
Operating income by business segment (in millions):
U.S./Mexico Pressure Pumping	$66.2	$33.1
International Pressure Pumping	25.2	19.2
Other Oilfield Services	12.1	9.9
Corporate	(8.5)	(8.2)

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Incorporated rig count information.
(2)	Includes Mexico rig count of 107 and 76 for the three-month period ended December 31, 2003 and 2002, respectively.

Revenue and Operating Income: For the three month period ended December 31, 2003, consolidated revenue increased 27%, compared to the prior year’s first quarter with U.S./Mexico Pressure Pumping revenue increasing 34%, International Pressure Pumping increasing 24% and Other Oilfield Services increasing 15%. The increase in drilling activity is the primary reason for the increase in our pressure pumping segments. Additional projects and international growth are the primary reasons for the increase in the Other Oilfield Services segment. For the three months ended December 31, 2003, operating income margins improved to 15.8% from 11.4% reported in the prior year’s first quarter, due primarily to increased margins from the Company’s U.S./Mexico and Canadian operations. See below discussion on individual segments for further revenue and operating income variance details.

Research and Engineering, Marketing, and General and Administrative Expenses: Research and engineering, marketing and general and administrative expenses increased 11% versus the same period in the prior year due mainly to expenses associated with increased activity. As a percent of revenue, each of these expenses showed a small decline when compared to the same period of the prior year. We expect these expenses will increase slightly for the remainder of fiscal 2004 as a percentage of revenue, but to be slightly less than fiscal 2003 as a percentage of revenue.

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

Results for the three-month period ended December 31, 2003 and 2002

Revenue was $284.4 million, an increase of $72.4 million, or 34% compared to the first quarter of the prior fiscal year. This is a result of a combined U.S. and Mexico increase in drilling activity of 32% over the same period last year. The geographic expansion into Poza Rica in Mexico also contributed to the increase in revenue.

Operating income for the Company’s U.S./Mexico pressure pumping segment was $66.2 million, an increase of $33.1 million, or 100% from the same period of the prior year. The increase in operating income was primarily due to increases in drilling activity and labor and equipment efficiency gains. The headcount for the three-month period ended December 31, 2003 increased 5% compared to the same period last year with revenue increasing $72.4 million, or 34%.

Outlook

We do not expect the normal seasonal decline in drilling activity during our second fiscal quarter of 2004. During the second quarter of fiscal 2004, we expect rig count to remain flat to modestly up compared to levels experienced during the first quarter of fiscal 2004.

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

Results for the three-month period ended December 31, 2003 and 2002

International revenue was $221.2 million, an increase of $42.3 million, or 24% from the same period in the prior year. Canadian revenue increased 97% compared to the same period in the prior year. This increase was primarily due to a 44% increase in rig activity compared to the same period in fiscal 2003, increased revenue as the U.S. dollar weakened against the Canadian dollar compared to the same period in fiscal 2003, and pricing improvement. Due to a contract award in the last half of fiscal 2003, the Company’s stimulation vessel in the North Sea also contributed to our increase in revenue over first quarter in fiscal 2003. These increases in revenue were partially offset by decreased revenue in Saudi Arabia and Norway. There was no fracturing activity in Saudi Arabia during the first quarter of fiscal 2004 and in Norway, there was a decline in rig activity and a decrease in coil tubing work from prior year.

Operating income was $25.2 million, an increase of $6.0 million, or 31% from the same period of the prior year. While the weakening U.S. dollar increased Canadian revenue, it had minimal impact on operating income as most of our expenses are also denominated in Canadian dollars. The increase in operating income is primarily due to the activity increases which also resulted in improved labor and equipment utilization efficiencies in Canada. This was partially offset by the decreased margins in Saudi Arabia as a result of the decline in activity described above.

Outlook

Compared to levels experienced during the first fiscal quarter of fiscal 2004, the Company expects international drilling activity outside of Canada to remain relatively flat for the second fiscal quarter. We expect Canadian drilling activity to increase 15-20% during the second quarter of fiscal 2004 compared to the drilling activity in the first quarter of fiscal 2004.

Other Oilfield Services Segment

The Other Oilfield Services segment consists of production chemical services, casing and tubular services, process and pipeline services and completion tools and completion fluids services in the U.S. and select markets internationally.

Results for the three-month period ended December 31, 2003 and 2002

Revenue was $94.9 million, an increase of $12.7 million, or 15% when compared to the same period in fiscal 2003. Process and pipeline services, tubular services, and completion tools are the primary contributors to this increase. The Company experienced increased project activity in the process and pipeline services and tubular services. Completion tools revenue increased due to expanded international growth for this service line.

Operating income for the Company’s Other Oilfield Services segment was $12.1 million, an increase of $2.2 million, or 22% from the same period of the prior year. The revenue increases described above are the primary reasons for the increase in operating income.

Outlook

We expect revenue for this segment to increase modestly for the remainder of fiscal 2004 over fiscal 2003, primarily attributable to expanded markets for the tubular, completion tools and completion fluids businesses.

Financial Position and Liquidity

Financial Position

The Company’s working capital increased $62.6 million at December 31, 2003 compared to September 30, 2003. The increase in cash is a result of positive cash flow from operations. During the quarter, significant cash payments included an annual pre-payment for insurance of approximately $13 million and the distribution of annual incentives of approximately $11 million.

Capital Expenditures

The Company anticipates spending approximately $200 million in fiscal 2004, compared to $167 million spent in 2003. The 2004 capital expenditure program is expected to consist primarily of spending for the enhancement of the Company’s existing pressure pumping equipment, continued investment in the U.S. fracturing fleet recapitalization initiative and stimulation expansion internationally. The Company has made significant progress with the U.S. fleet recapitalization initiative. The actual amount of 2004 capital expenditures will depend primarily on maintenance requirements and expansion opportunities and is expected to be funded by cash flows from operating activities.

Liquidity and Capital Resources

The Company has in place a $400 million committed line of credit (“Committed Credit Facility”). The Committed Credit Facility consists of a $200 million, 364-day commitment that renews annually at the option of the lenders and a $200 million three-year commitment. The current Committed Credit Facility expires in June 2004 and the Company expects to replace this facility during the year. There were no outstanding borrowings under the Committed Credit Facility at December 31, 2003.

In addition to the Committed Credit Facility, the Company had $95.4 million in various unsecured, discretionary lines of credit at December 31, 2003, which expire at various dates in 2004. There are no requirements for commitment fees or compensating balances in connection with these lines of credit, and interest on borrowings is based on prevailing market rates. There were $7.2 million and $5.9 million in outstanding borrowings under these lines of credit at December 31, 2003 and September 30, 2003, respectively.

At December 31, 2003 and September 30, 2003, the Company had issued and outstanding $78.9 million of unsecured 7% Series B Notes due in 2006, net of discount.

On April 24, 2002 the Company sold convertible senior notes with a face value at maturity of $516.4 million (gross proceeds of $408.4 million). The notes are unsecured senior obligations that rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The Company used the aggregate net proceeds of $400.1 million to fund a substantial portion of the purchase price of its acquisition of OSCA, which closed on May 31, 2002, and for general corporate purposes. There were $416.0 million and $414.9 million outstanding under the convertible senior notes at December 31, 2003 and September 30, 2003, respectively.

The notes will mature in 2022 and cannot be called by the Company for three years after issuance. If the Company exercises its right to call the notes, the redemption price must be paid in cash. Holders of the notes can require the Company to repurchase the notes on the third, fifth, tenth and fifteenth anniversaries of the issuance. The first such anniversary will occur during the second fiscal quarter of 2005. The Company has the option to pay the repurchase price in cash or stock. The issue price of the notes was $790.76 for each $1,000 in face value, which represents an annual yield to maturity of 1.625%. Of this 1.625% yield to maturity, 0.50% per year on the issue price will be paid semi-annually in cash for the life of the security.

The notes are convertible into BJ Services common stock at an initial rate of 14.9616 shares for each $1,000 face amount note. This rate results in an initial conversion price of $52.85 per share (based on the purchaser’s original issue discount) and represents a premium of 45% over the April 18, 2002 closing sale price of the Company’s common stock on the New York Stock Exchange of $36.45 per share. The Company has the option to settle notes that are surrendered for conversion using cash. Generally, except upon the occurrence of specified events, including a credit rating downgrade to below investment grade, holders of the notes are not entitled to exercise their conversion rights until the Company’s stock price is greater than a specified percentage (beginning at 120% and declining to 110% at the maturity of the notes) of the accreted conversion price per share. At December 31, 2003, the accreted conversion price per share would have been $53.71.

In calendar year 2004, due to the poor market performance of the pension plan investments in fiscal 2001 and 2002, the Company will have a minimum pension funding requirement of $11 million. This is expected to be funded by cash flows from operating activities.

The Company’s total debt (net of cash) was 10.5% of its total capitalization (total capitalization equals the sum of debt, net of cash and stockholders’ equity) at December 31, 2003, compared to 11.9% at September 30, 2003. The Committed Credit Facility includes various customary covenants and other provisions including the maintenance of certain profitability and solvency ratios, none of which materially restrict the Company’s activities. The Company is currently in compliance with all covenants imposed by the terms of its indebtedness. Management believes that the Committed Credit Facility, combined with other discretionary credit facilities and cash flows from operations, provide the Company with sufficient capital resources and liquidity to manage its routine operations, meet debt service obligations and fund projected capital expenditures. If the discretionary lines of credit are not renewed, or if borrowings under these lines of credit otherwise become unavailable, the Company expects to refinance this debt by arranging additional committed bank facilities or through other long-term borrowing alternatives.

Off Balance Sheet Transactions

In December 1999, the Company contributed certain pumping service equipment to a limited partnership. The equipment is used to provide services to the Company’s customers for which the Company pays a service fee over a period of at least six years, but not more than 13 years, at approximately $12 million annually. This is accounted for as an operating lease. The Company owns a 1% interest in the limited partnership. The transaction resulted in a gain that is being deferred and amortized over 13 years. The balance of the deferred gain was $32.9 million and $33.9 million as of December 31, 2003 and September 30, 2003, respectively. In September 2010, the Company has the option, but not the obligation, to purchase the pumping service equipment for approximately $32 million.

In 1997, the Company contributed certain pumping service equipment to a limited partnership. The equipment is used to provide services to the Company’s customers for which the Company pays a service fee over a period of at least eight years, but not more than 14 years at approximately $10 million annually. This is accounted for as an operating lease. The transaction resulted in a gain that is being deferred and amortized over 12 years. The balance of the deferred gain was $1.9 and $16.0 million as of December 31, 2003 and September 30, 2003, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. The Company received partnership approval in October 2003 to substitute certain pumping service equipment and has accounted for it as an exchange of like-kind assets with no earnings impact since the earnings process has not yet culminated. As a result of the substitutions, the deferred gain was reduced by $14.1 million during the quarter ended December 31, 2003. In June 2009, the Company has the option, but not the obligation, to purchase the pumping service equipment for approximately $27 million.

Accounting Pronouncements

On December 15, 2003, the FASB issued an exposure draft amending FASB Statement No. 128 (“SFAS 128”), Earnings per Share. The exposure draft would amend the computational guidance of SFAS 128. When applying the treasury stock method for year-to-date diluted earnings per share (EPS), SFAS 128 requires that the number of incremental shares included in the denominator be determined by computing a year-to-date weighted average of the number of incremental shares included in each quarterly diluted EPS computation. Under this proposed Statement, the number of incremental shares included in year-to-date diluted EPS would be computed using the average market price of common shares for the year-to-date period. The proposed Statement also would eliminate the provisions of SFAS 128 that allow an entity to rebut the presumption that contracts with the option of settling in either cash or stock will be settled in cash. In addition, the proposed Statement would require that shares to be issued upon conversion of a mandatorily convertible security be included in the computation of basic EPS from the date that conversion becomes mandatory. Under the current SFAS 128, we have excluded the convertible senior notes from our diluted EPS calculation as we have the ability and intent to settle the obligation with cash instead of stock. If implemented as proposed, we would be required to include the convertible senior notes in the diluted EPS calculation, which could have a material effect on our diluted EPS. The provisions of the final Statement could differ from this disclosure; as a result, the actual application of any final Statement could result in different effects than discussed.

On December 23, 2003, the FASB issued FASB Statement No. 132-Revised 2003 (“SFAS 132R”), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This standard increases the existing GAAP disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS 132R also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. Since SFAS 132R only revises disclosure requirements, it will not have an impact on the Company’s financial position or results of operations.

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

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. Other than as required under securities laws, the Company does not assume a duty to update these forward looking statements. This list of risk factors is not intended to be comprehensive. See “Risk Factors” included elsewhere in the Company’s Form 10-K for the fiscal year ending September 30, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The table below provides information about the Company’s market sensitive financial instruments and constitutes a “forward-looking statement.” The Company’s major market risk exposure is to foreign currency fluctuations internationally and changing interest rates, primarily in the United States, Canada and Europe. The Company’s policy is to manage interest rates through use of a combination of fixed and floating rate debt. If the floating rates were to increase by 10% from December 31, 2003 rates, the Company’s combined interest expense to third parties would increase by a total of $3,010 each month in which such increase continued. At December 31, 2003, the Company had issued fixed-rate debt of $494.9 million. These instruments are fixed-rate and, therefore, do not expose the Company to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by $21.3 million if interest rates were to decline by 10% from their rates at December 31, 2003.

Periodically, the Company borrows funds which are denominated in foreign currencies, which exposes the Company to market risk associated with exchange rate movements. There were no such borrowings denominated in foreign currencies at December 31, 2003. When the Company believes prudent, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were three forward foreign exchange contracts outstanding as of December 31, 2003, each in the amount of $2.3 million. These contracts are being accounted for as cash flow hedges of future foreign currency denominated obligations. Beginning in February 2004 and ending in August 2004, one contract will settle in each of the following three quarters. All items described are non-trading and are stated in U.S. dollars (in thousands).

	Expected Maturity Dates							Fair Value
	2004	2005	2006	2007	2008	Thereafter	Total	December 31, 2003
SHORT-TERM BORROWINGS
Bank borrowings; U.S. $ denominated	$7,224						$7,224	$7,224
Average variable interest rate—5.00% at December 31, 2003
LONG-TERM BORROWINGS
7% Series B Notes—U.S. $denominated
Fixed interest rate—7%			$78,899				78,899	85,668
1.625% Convertible Notes (1)
U.S. denominated
Fixed interest rate—1.625%						$416,039	416,039	421,858
FINANCIAL INSTRUMENTS
Forward foreign exchange contracts	$368						368	368
Total	$7,592	—	$78,899	—	—	$416,039	$502,530	$515,118

(1)	The holders of the convertible notes can require the Company to repurchase the convertible notes in May 2005 and 2007. In the event the holders require the Company to repurchase the convertible notes, the Company expects the obligation to be paid with cash, or to refinance this on a long-term basis.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company disputes Chevron Phillips’ interpretation of the ‘477 patent and its theory of damages, and has vigorously defended itself against the allegations. On November 25th and 26th of 2002, the Court conducted a hearing regarding the scope and the interpretation of the claims in the ‘477 patent. Following the hearing, the Court issued a ruling on March 16, 2003, which we believe interprets the ‘477 patent in a manner that is consistent with BJ’s position. Based on this ruling, BJ filed a Motion for Summary Judgment seeking a determination that fracturing fluids with enzymes do not come within the scope of the ‘477 patent. The Court granted this Motion on July 2, 2003. Subsequently, BJ filed a Motion for Summary Judgment relating to the use of Mudzymes outside of the United States. On September 22, 2003, the Court granted the Company’s Motion and dismissed this portion of the Chevron Phillips’ case. We have been advised by Chevron Phillips that they will appeal these rulings to the Court of Appeals to the Federal Circuit. Although these rulings from the District Court have been favorable to the Company’s position, they could be overturned on appeal. Given the scope of these claims, the possibility of very costly litigation and even a substantial adverse verdict still exists. However, the Company does not presently believe it is likely that the results of this litigation will have a material adverse impact on the Company’s financial position or results of operations.

Halliburton—Python Litigation

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

Halliburton—Vistar Litigation

On March 17, 2000, BJ Services Company filed a lawsuit against Halliburton Energy Services in the United States District Court for the Southern District of Texas (Houston). In the lawsuit, BJ alleged that a well fracturing fluid system used by Halliburton infringes a patent issued to BJ in January 2000 for a method of well fracturing referred to by BJ as “Vistar™”. This case was tried in March and April of 2002. The jury reached a verdict in favor of BJ on April 12, 2002. The jury determined that BJ’s patent was valid and that Halliburton’s competing fluid system, Phoenix, infringed the BJ patent. The District Court has entered a judgment for $101.1 million and a permanent injunction preventing Halliburton from using its Phoenix system. On August 6, 2003, a three-judge panel of the Court of Appeals for the Federal Circuit in Washington, D.C. unanimously affirmed the judgment in BJ’s favor. On October 17, 2003, the Federal Circuit denied Halliburton’s request for a re-hearing. Halliburton filed a Petition for Writ of Certiorari with the U.S. Supreme Court on January 15, 2004. Based upon the Petition, the Supreme Court will determine whether it will consider Halliburton’s appeal. As of December 31, 2003 the Company has not recorded any income related to this case.

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

The Company was notified on May 19, 2003, that misdemeanor criminal charges had been filed against it in connection with the illegal disposal of allegedly hazardous waste from its facility in Ardmore, Oklahoma. The Company’s investigation of this incident concluded that a former employee at the facility, a product handler, had removed and improperly disposed of drums from the facility in September of 2001, without instructions from, or the knowledge of the management at this location. The product handler provided a written statement to the investigating authorities in which he admitted having disposed of the drums without instructions from anyone at the Company and that he knew that his actions were prohibited under law. The charges that have been filed against the Company carry potential fines of $50,000. The Company does not believe that it is criminally responsible for the actions of this former employee and intends to defend itself from these charges. The Company has begun discussions with the prosecuting authorities in an effort to convert this matter to a civil proceeding.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits.

10.1	2003 Incentive Plan

31.1	Section 302 certification for J. W. Stewart

31.2	Section 302 certification for T. M. Whichard

32.1	Section 906 certification furnished for J. W. Stewart

32.2	Section 906 certification furnished for T. M. Whichard

(b) Reports furnished on Form 8-K.

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

BJ Services Company (Registrant)

Date: February 13, 2004	BY /s/ J. W. Stewart

J. W. Stewart Chairman of the Board

Date: February 13, 2004	BY /s/ T. M. Whichard

T. M. Whichard Chief Financial Officer