Form 10-Q
period 2004-12-31
BJ SERVICES CO
filed 2005-02-09
CIK 864328

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act.)    YES  ☒    NO  ☐

There were 162,458,287 shares of the registrant’s common stock, $.10 par value, outstanding as of February 4, 2005.

BJ SERVICES COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BJ SERVICES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended December 31,
	2004	2003
Revenue	$737,782	$600,799
Operating expenses:
Cost of sales and services	550,086	457,730
Research and engineering	12,462	10,505
Marketing	21,675	19,297
General and administrative	22,483	17,881
Loss on disposal of assets	938	378

Total operating expenses	607,644	505,791

Operating income	130,138	95,008
Interest expense	(3,968)	(4,202)
Interest income	2,963	820
Other income (expense) - net	9,601	(496)

Income before income taxes	138,734	91,130
Income tax expense	43,701	29,617

Net income	$95,033	$61,513

Earnings per share:
Basic	$.59	$.39
Diluted	$.58	$.38

Weighted-average shares outstanding:
Basic	162,433	158,859
Diluted	165,213	161,905

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

(In thousands)

	December 31, 2004	September 30, 2004
ASSETS

Current assets:
Cash and cash equivalents	$563,950	$424,725
Short-term investments	129,992	229,930
Receivables - net	551,095	544,946
Inventories:
Products	129,220	125,174
Work in process	3,945	2,656
Parts	61,394	55,040

Total inventories	194,559	182,870
Deferred income taxes	11,008	10,768
Other current assets	35,359	30,484

Total current assets	1,485,963	1,423,723
Property - net	940,222	913,713
Deferred income taxes	65,684	64,461
Goodwill	885,906	885,905
Other assets	46,678	42,872

	$3,424,453	$3,330,674

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$235,584	$247,230
Short-term borrowings	5,262	3,754
Current portion of long-term debt	420,777	419,585
Accrued employee compensation and benefits	58,026	78,049
Income and other taxes	58,382	62,803
Accrued insurance	17,131	14,797
Other accrued liabilities	102,325	83,673

Total current liabilities	897,487	909,891
Commitments and contingencies (Note 6)
Long-term debt	78,996	78,936
Deferred income taxes	91,299	89,009
Other long-term liabilities	162,025	158,702
Stockholders’ equity	2,194,646	2,094,136

	$3,424,453	$3,330,674

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Common Stock Shares	Common Stock	Capital In Excess of Par	Treasury Stock	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, September 30, 2004	161,869	$17,376	$994,724	$(268,410)	$(6,961)	$1,358,315	$(908)	$2,094,136

Comprehensive income:
Net income						95,033
Other comprehensive income, net of tax:
Cumulative translation adjustments							4,715
Comprehensive income								99,748
Reissuance of treasury stock for:
Stock options	252			5,539		(910)		4,629
Stock purchase plan	418			9,523		2,628		12,151
Purchase treasury stock	(88)			(4,004)				(4,004)
Dividends declared						(12,996)		(12,996)
Stock performance plan grant			6,468		(6,468)			—
Revaluation of stock performance awards			(957)		957			—
Recognition of unearned compensation					982			982

Balance, December 31, 2004	162,451	$17,376	$1,000,235	$(257,352)	$(11,490)	$1,442,070	$3,807	$2,194,646

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$95,033	$61,513
Adjustments to reconcile net income to cash provided by operating activities:
Minority interest	406	886
Amortization of unearned compensation	982	606
Loss on disposal of assets	938	378
Depreciation and amortization	32,365	30,694
Deferred income taxes	14,607	3,438
Changes in:
Receivables	(8,039)	(9,509)
Inventories	(12,103)	(1,818)
Prepaid expenses	(7,509)	(11,354)
Accounts payable	(10,610)	(18,399)
Other current assets and liabilities	(1,089)	(4,233)
Other - net	(5,493)	11,330

Net cash provided by operating activities	99,488	63,532

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(54,939)	(38,121)
Proceeds from disposal of assets	1,122	2,379
Proceeds from U.S. Treasury securities	99,938	—
Acquisitions of businesses, net of cash acquired	—	(14,182)

Net cash provided by (used in) investing activities	46,121	(49,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings, net	1,508	1,336
Proceeds from long-term borrowings	—	1,185
Dividends paid to shareholders	(12,935)	—
Purchase of treasury stock	(4,004)	—
Proceeds from exercise of stock options and stock purchase plan	8,935	4,035

Net cash provided by (used in) financing activities	(6,496)	6,556

Effect of exchange rate changes on cash	112	458

Increase in cash and cash equivalents	139,225	20,622
Cash and cash equivalents at beginning of period	424,725	277,666

Cash and cash equivalents at end of period	$563,950	$298,288

Cash Paid for Interest and Taxes:
Interest	$1,148	$1,146
Taxes	43,418	22,152

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 General

In the opinion of management, the unaudited consolidated condensed financial statements of BJ Services Company (the “Company”) include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of its financial position and statement of stockholders’ equity as of December 31, 2004, and its results of operations and cash flows for each of the three-month periods ended December 31, 2004 and 2003. The consolidated condensed statement of financial position at September 30, 2004 is derived from the September 30, 2004 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and cash flows for the three-month period ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Certain amounts for fiscal 2004 have been reclassified in the accompanying consolidated condensed financial statements to conform to the current year presentation.

Note 2 Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive instruments (stock options, the stock purchase plan and the stock incentive plan) less the number of treasury shares assumed to be purchased with the exercise proceeds using the average market price of the Company’s common stock for each of the periods presented. No dilutive effect has been included for the convertible senior notes issued April 24, 2002 (see Note 5 of the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ending September 30, 2004) because the Company currently has the ability and intent to settle the conversion price in cash.

The following table presents information necessary to calculate earnings per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended December 31,
	2004	2003
Net income	$95,033	$61,513
Weighted-average common shares outstanding	162,433	158,859

Basic earnings per share	$.59	$.39

	Three Months Ended December 31,
	2004	2003
Weighted-average common and dilutive potential common shares outstanding:
Weighted-average common shares outstanding	162,433	158,859
Assumed exercise of stock options (1)	2,780	3,046

Weighted-average dilutive shares outstanding	165,213	161,905

Diluted earnings per share	$.58	$.38

(1)	For the three months ended December 31, 2004 and 2003, zero and 66 thousand stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect, respectively.

Note 3 Employee Stock Plans

The Company has an Employee Stock Purchase Plan and several Incentive Plans that provide for the issuance of stock options and other awards of the Company’s common stock, which are described more fully in Note 13 of the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2004. Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for employee stock-based compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes model or a binomial model. Because of the inexact and subjective nature of deriving stock option values using these methods, the Company has adopted the disclosure-only provisions of SFAS 123 and continues to account for stock-based compensation as it has in the past using the intrinsic value method prescribed in Accounting Principles Board (“APB”) 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized in the consolidated condensed statement of operations for the Company’s Employee Stock Purchase Plan and the incentive plans. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No.148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation. This statement requires pro forma disclosures on an interim basis as if the Company had applied the fair value recognition provisions of SFAS 123.

The following pro forma table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to the Company’s Employee Stock Purchase Plan and the incentive plans (in thousands, except per share amounts):

	Three Months Ended December 31,
	2004	2003
Net income, as reported	$95,033	$61,513
Add: total stock-based employee compensation expense included in reported net income, net of tax	982	606

Less: total stock-based employee compensation expense determined under SFAS 123 for all awards, net of tax (1)	(6,054)	(11,507)

Net income, pro forma	$89,961	$50,612

Earnings per share:
Basic, as reported	$.59	$.39
Basic, pro forma	$.55	$.32
Diluted, as reported	$.58	$.38
Diluted, pro forma	$.54	$.31

(1)	In October and November 2001, the Company granted approximately 100% more shares than is typically granted, and therefore only a minimal amount was issued in the subsequent year. Given the three-year vesting schedule of these awards, stock-based compensation expense was higher in fiscal 2002, 2003 and 2004.

As discussed in Note 8, in December 2004, the FASB issued SFAS No. 123-Revised 2004 (“SFAS 123(R)”), Share–Based Payment. This is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes APB No. 25, Accounting for Stock Issued to Employees. Under SFAS 123(R), the Company will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). This is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently in the process of evaluating the impact of SFAS 123(R) on its financial statements, including different option-pricing models.

Note 4 Segment Information

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

The Other Oilfield Services segment has five operating segments. These operating segments provide other oilfield services such as production chemicals, casing and tubular services and process and pipeline services and completion tools and completion fluids services in the U.S. and in select markets internationally. The operating segments have been aggregated into one reportable segment as they all provide other oilfield services, serve same or similar customers and some of the operating segments share resources.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2004. Operating segment performance is evaluated based on operating income. Intersegment sales and transfers are not material.

Summarized financial information concerning the Company’s segments is shown in the following table. The “Corporate” column includes corporate expenses not allocated to the operating segments.

Business Segments

	U.S./Mexico Pressure Pumping	International Pressure Pumping	Other Oilfield Services	Corporate	Total
	(in thousands)
Three Months Ended December 31, 2004

Revenue	$375,453	$246,145	$116,021	$163	$737,782
Operating income (loss)	107,724	31,070	6,429	(15,085)	130,138
Identifiable assets	950,696	1,087,531	546,589	839,637	3,424,453

Three Months Ended December 31, 2003

Revenue	$284,442	$221,209	$94,907	$241	$600,799
Operating income (loss)	66,207	25,199	12,127	(8,525)	95,008
Identifiable assets	843,393	1,053,133	506,556	434,409	2,837,491

A reconciliation from the segment information to consolidated income before income taxes is set forth below (in thousands):

	Three Months Ended December 31,
	2004	2003
Total operating profit for reportable segments	$130,138	$95,008
Interest expense	(3,968)	(4,202)
Interest income	2,963	820
Other income (expense) – net	9,601	(496)

Income before income taxes	$138,734	$91,130

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

The Company has completed its review and determination of the fair values of the assets acquired in Cajun and Petro-Drive which resulted in total goodwill of $6.2 million. The pro forma financial information for these acquisitions is not included as they were not material to the Company.

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

Halliburton – Python Litigation

On June 27, 2002, Halliburton Energy Services, Inc. filed suit against the Company and Weatherford International, Inc. for patent infringement in connection with drillable bridge plug tools. These tools are used to isolate portions of a well for stimulation work, after which the plugs are milled out using coiled tubing or a workover rig. Halliburton claims that tools offered by the Company (under the trade name “Python”) and Weatherford infringe two of its patents for a tool constructed of composite material. The lawsuit was filed in the United States District Court for the Northern District of Texas (Dallas). Halliburton requested that the District Court issue a temporary restraining order and a preliminary injunction against both Weatherford and the Company to prevent either company from selling competing tools. On March 4, 2003, the District Court issued its opinion denying Halliburton’s requests. The Court denied Halliburton’s motion to reconsider and Halliburton filed an appeal with the Court of Appeals for the Federal Circuit. Oral argument took place on June 10, 2004, and on June 14, 2004, the Court of Appeals issued its ruling affirming the District Court’s opinion. On July 6, 2004, Halliburton submitted both of its patents for re-examination to the U.S. Patent Office, seeking to re-affirm the validity of its patents. The Company has filed its own request for re-examination of the patents. The lawsuit pending in the Northern District of Texas was dismissed on November 16, 2004, at the request of Halliburton. The dismissal was “without prejudice,” meaning that Halliburton has the right to re-file this lawsuit and may do so depending on the outcome of the re-examination process referenced above. The Company has filed a motion with the Court requesting that the Court reinstate the case solely for the purpose of conducting a Markman hearing to construe the construction of the claims in the Halliburton patent. Irrespective of the outcome of the pending motion or the patent re-examination, the Company does not expect the outcome of this matter to have a material adverse effect on its financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of this matter or future lawsuits, if any, that may be filed.

Newfield Litigation

On April 4, 2002, a jury rendered a verdict adverse to OSCA in connection with litigation pending in the United States District Court for the Southern District of Texas (Houston). The lawsuit, filed by Newfield Exploration on September 29, 2000, arose out of a blowout that occurred in 1999 on an offshore well owned by Newfield. The jury determined that OSCA’s negligence caused or contributed to the blowout and that it was responsible for 86% of the damages suffered by Newfield. The total damage amount awarded to Newfield was $15.5 million (excluding pre- and post-judgment interest). The Court delayed entry of the final judgment in this case pending the completion of the related insurance coverage litigation filed by OSCA against certain of its insurers and its former insurance broker. The Court elected to conduct the trial of the insurance coverage issues based upon the briefs of the parties. In the interim, the related litigation filed by OSCA against its former insurance brokers for errors and omissions in connection with the policies at issue in this case has been stayed. On February 28, 2003, the Court issued its final judgement in connection with the Newfield claims, based upon the jury’s verdict. The total amount of the verdict against OSCA is $15.6 million, inclusive of interest. At the same time, the Court issued its ruling on the related insurance dispute finding that OSCA’s coverage for this loss is limited to $3.8 million. Motions for New Trial have been denied by the Judge and the case is now on appeal to the U.S. Court of Appeals for the Fifth Circuit, both with regard to the liability case and the insurance coverage issues. Oral argument has been scheduled for April of 2005. Great Lakes Chemical Corporation, which formerly owned the majority of the outstanding shares of OSCA, has agreed to indemnify the Company for 75% of any uninsured liability in excess of $3 million arising from the Newfield litigation. Taking this indemnity into account, the Company’s share of the uninsured portion of the verdict is approximately $5.7 million. The Company is fully reserved for its share of this liability.

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

Environmental

Federal, state and local laws and regulations govern the Company’s operation of underground fuel storage tanks. Rather than incur additional costs to restore and upgrade tanks as required by regulations, management has opted to remove the existing tanks. The Company has completed the removal of these tanks and has remedial cleanups in progress related to the tank removals. In addition, the Company is conducting environmental investigations and remedial actions at current and former company locations and, along with other companies, is currently named as a potentially responsible party at four waste disposal sites owned by third parties. An accrual of approximately $2.4 million has been established for such environmental matters, which is management’s best estimate of the Company’s portion of future costs to be incurred. Insurance is also maintained for environmental liabilities.

Lease and Other Long-Term Commitments

In December 1999, the Company contributed certain pumping service equipment to a limited partnership. The Company owns a 1% interest in the limited partnership. The equipment is used to provide services to the Company’s customers for which the Company pays a service fee over a period of at least six years, but not more than 13 years, at approximately $12 million annually. This is accounted for as an operating lease and is included in “Obligations under equipment financing arrangements” in the Contractual Obligations section below. The Company assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46, Consolidation of Variable Interest Entities. However, the Company was not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 13 years. The balance of the deferred gain was $25.7 million and $26.6 million as of December 31, 2004 and September 30, 2004, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. In September 2010, the Company has the option, but not the obligation, to purchase the pumping service equipment for approximately $32 million.

In 1997, the Company contributed certain pumping service equipment to a limited partnership. The Company owns a 1% interest in the limited partnership. The equipment is used to provide services to the Company’s customers for which the Company pays a service fee over a period of at least eight years, but not more than 13 years of approximately $10 million annually. This is accounted for as an operating lease and is included in “Obligations under equipment financing arrangements” in the Contractual Obligations section below. The Company assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46, Consolidation of

Variable Interest Entities. However, the Company was not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 12 years. The balance of the deferred gain was $0.3 million and $0.4 million as of December 31, 2004 and September 30, 2004, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. In June 2009, the Company has the option, but not the obligation, to purchase the pumping service equipment for approximately $27 million.

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

The Company arranges for the issuance of a variety of bank guarantees, performance bonds and standby letters of credit. The vast majority of these are issued in connection with contracts the Company, or a subsidiary, has entered into with its customers. The customer has the right to call on the bank guarantee, performance bond or standby letter of credit in the event that the Company, or the subsidiary, defaults in the performance of the services. These instruments are required as a condition to the Company, or the subsidiary, being awarded the contract, and are typically released upon completion of the contract. The balance of these instruments are predominantly standby letters of credit issued in connection with a variety of the Company’s financial obligations, such as in support of fronted insurance programs, claims administration funding, certain employee benefit plans and temporary importation bonds. The following table summarizes the Company’s other commercial commitments as of December 31, 2004 (in thousands):

		Amount of commitment expiration per period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Standby Letters of Credit	$40,849	$37,300	$3,549	$—	$—
Guarantees	167,060	135,255	18,472	6,760	6,573

Total Other Commercial Commitments	$207,909	$172,555	$22,021	$6,760	$6,573

Note 7 Supplemental Financial Information

Other income (expense), net for the three months ended December 31, 2004 is summarized as follows (in thousands):

	2004	2003
Minority interest	$(406)	$(886)

Non-operating net foreign exchange gain / (loss)	(151)	(178)
Recovery of misappropriated funds	9,020	—
Other, net	1,138	568

Other income (expense), net	$9,601	$(496)

In September 2004 the Company received a report from a whistleblower alleging that its Asia Pacific Region Controller had misappropriated Company funds in fiscal 2001. The Company began an internal investigation into the misappropriation and whether other inappropriate actions occurred in the Region. The Region Controller admitted to multiple misappropriations during a 30-month period ended April 2002, and his employment was terminated. The misappropriations identified to date total approximately $9.0 million and have been repaid to the Company. The misappropriated funds were recorded as an expense in the Consolidated Statement of Operations in prior periods; therefore, no restatement for the misappropriation is required. As a result, the Company has recorded $9.0 million as Other income (expense) - net in the Consolidated Condensed Statement of Operations for the quarter ended December 31, 2004.

The Company is continuing to investigate whether additional funds were misappropriated beyond the $9 million identified to date and investigate other possible inappropriate actions. As the Company continues its investigation, further adjustments may be recorded in the Consolidated Statements of Operations, but no material adjustments are known at this time.

In September 2004, the Company also received whistleblower allegations that illegal payments to foreign officials were made in the Asia Pacific Region. The Audit Committee of the Board of Directors engaged independent counsel to conduct a separate investigation to determine whether any such illegal payments were made. That investigation, which is continuing, has found information indicating that illegal payments to government officials in the Asia Pacific Region aggregating in excess of $1.5 million may have been made over several years.

Note 8 Employee Benefit Plans

The Company has a U.S. Benefit Plan, Foreign Benefit Plans, and a Postretirement Benefit Plan, which are described in more detail in Note 9 of the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2004. Below is the amount of net periodic benefit costs recognized under each plan (in thousands):

U.S. Defined Benefit Pension Plan

	Three Months Ended December 31,
	2004	2003
Interest cost on projected benefit obligation	$957	$951
Expected return on plan assets	(1,336)	(1,003)
Net amortization and deferral	147	157

Net pension (income) cost	$(232)	$105

For fiscal 2005, the Company has a minimum pension funding requirement of $1.1 million for the U.S. plan, which was completely funded in the three months ended December 31, 2004. This contribution was funded by cash flows from operating activities.

Foreign Defined Benefit Pension Plans

	Three Months Ended December 31,
	2004	2003
Service cost for benefits earned	$1,669	$1,102
Interest cost on projected benefit obligation	1,918	1,558
Expected return on plan assets	(2,194)	(1,400)
Recognized actuarial loss	532	462
Net amortization and deferral	4	4

Net pension cost	$1,929	$1,726

In fiscal 2005, the Company will have a minimum pension funding requirement of $7.9 million for the foreign plans. Contributions in the amount of $0.7 million were made during the three months ended December 31, 2004. These contributions have been and are expected to be funded by cash flows from operating activities.

Postretirement Benefit Plan

	Three Months Ended December 31,
	2004	2003
Service cost for benefits attributed to service during the period	$824	$729
Interest cost on accumulated postretirement benefit obligation	658	597
Amortization of cumulative unrecognized net loss

Net periodic postretirement benefit cost	$1,482	$1,326

Note 9 New Accounting Standards

In December 2004, the FASB issued SFAS No. 123-Revised 2004 (“SFAS 123(R)”), Share–Based Payment. This is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes APB No. 25, Accounting for Stock Issued to Employees. As noted in our employee stock-based compensation accounting policy described in our Annual Report on Form 10-K for the period ended September 30, 2004, the Company does not record compensation expense for stock-based compensation. Under SFAS 123(R), the Company will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123(R), will be recognized as an addition to paid-in capital. This is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently in the process of evaluating the impact of SFAS 123(R) on its financial statements, including different option-pricing models. The pro forma table in Note 3 illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123.

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act contains new provisions that may impact the Company’s U.S. income tax liability in future years. The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. Under the guidance in FASB Staff Position No. 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return.

The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Nevertheless, the Company believes that any associated tax liability would be fully offset by foreign tax credits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business

The Company is engaged in providing pressure pumping services and other oilfield services to the oil and natural gas industry worldwide. Services are provided through three segments: U.S./Mexico Pressure Pumping, International Pressure Pumping, and Other Oilfield Services.

The U.S./Mexico and International Pressure Pumping segments provide stimulation and cementing services to the petroleum industry throughout the world. Stimulation services are designed to improve the flow of oil and natural gas from producing formations. Cementing services consists of pumping a cement slurry into a well between the casing and the wellbore to isolate fluids that might otherwise damage the casing and/or affect productivity, or that could migrate to different zones, primarily during the drilling and completion phase of a well. See “Business” included in our Annual Report on Form 10-K for the period ended September 30, 2004 for more information on these operations.

The Other Oilfield Services segment consists of production chemical services, casing and tubular services, process and pipeline services, and completion tools and completion fluids services in the U.S. and select markets internationally.

Recent Developments

In September 2004 the Company received a report from a whistleblower alleging that its Asia Pacific Region Controller had misappropriated Company funds in fiscal 2001. The Company began an internal investigation into the misappropriation and whether other inappropriate actions occurred in the Region. The Region Controller admitted to multiple misappropriations during a 30-month period ended April 2002, and his employment was terminated. The misappropriations identified to date total approximately $9.0 million and have been repaid to the Company. The misappropriated funds were recorded as an expense in the Consolidated Statement of Operations in prior periods; therefore, no restatement for the misappropriation is required. As a result, the Company has recorded $9.0 million as Other Income in the Consolidated Condensed Statement of Operations for the quarter ended December 31, 2004.

The Company is continuing to investigate whether additional funds were misappropriated beyond the $9 million identified to date and investigate other possible inappropriate actions. As the Company continues its investigation, further adjustments may be recorded in the Consolidated Statements of Operations, but no material adjustments are known at this time.

In September 2004, the Company also received whistleblower allegations that illegal payments to foreign officials were made in the Asia Pacific Region. The Audit Committee of the Board of Directors engaged independent counsel to conduct a separate investigation to determine whether any such illegal payments were made. That investigation, which is continuing, has found information indicating that illegal payments to government officials in the Asia Pacific Region aggregating in excess of $1.5 million may have been made over several years.

Market Conditions

The Company’s worldwide operations are primarily driven by the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity. Drilling activity, in turn, is largely dependent on the price of crude oil and natural gas. These market factors often lead to volatility in the Company’s revenue and profitability, especially in the United States and Canada, where the Company historically has generated in excess of 50% of its revenue. Historical market conditions are reflected in the table below for the three months ended December 31:

	2004	% Change	2003
Rig Count: (1)
U.S.	1,249	13%	1,109
International(2)	1,282	7%	1,199
Commodity Prices (average):
Crude Oil (West Texas Intermediate)	$48.31	55%	$31.18
Natural Gas (Henry Hub)	$6.38	25%	$5.09

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Incorporated rig count information.
(2)	Includes Mexico average rig count of 108 and 107 for the three-month periods ended December 31, 2004 and 2003, respectively.

U.S. Rig Count

Demand for the Company’s pressure pumping services in the U.S. is primarily driven by oil and natural gas drilling activity, which tends to be extremely volatile, depending on the current and anticipated prices of oil and natural gas. During the last 10 years, the lowest annual U.S. rig count averaged 601 in fiscal 1999 and the highest annual U.S. rig count averaged 1,172 in fiscal 2001. The Company’s management estimates that the average U.S. rig count for fiscal 2005 will be approximately 8% higher than the average rig count in fiscal 2004 of 1,155. In determining forecasted rig activity, management reviews proprietary projected rig count data provided by a third party and has discussions with customers regarding their expectations for upcoming service requirements. Management analyzes the data obtained and an internal rig count projection is determined. Under normal circumstances and depending on the geographic mix and types of services provided, an increase in rig count will usually result in an increase in the Company’s revenue.

International Rig Count

Many countries in which we operate are subject to political, social and economic risks which may cause volatility within any given country. However, the Company’s international revenue is less volatile because we operate in approximately 49 countries, which provides somewhat of a balance. Due to the significant investment and complexity of international projects, management believes drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective with regard to oil and natural gas pricing. Additionally, the international market is dominated by major oil companies and national oil companies which tend to have different objectives and more operating stability than the typical independent producer in North America. During the last 10 years, the lowest annual international rig count (including Canada) averaged 828 in fiscal 1999 and the highest annual international rig count averaged 1,184 in fiscal 2004. During the three months ended December 31, 2004, active international drilling rigs (excluding Canada) averaged 862, compared to 791 rigs for the three months ended December 31, 2003. The Company expects international drilling activity outside of Canada to remain relatively flat for fiscal 2005 compared to fiscal 2004.

Canadian drilling activity averaged 420 active drilling rigs for the three months ended December 31, 2004, compared to 408 rigs for the three months ended December 31, 2003. The Company anticipates Canadian revenue to increase based on an expected 5% increase in average rig count during fiscal 2005, over fiscal 2004.

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

The Company has completed its review and determination of the fair values of the assets acquired in Cajun and Petro-Drive which resulted in total goodwill of $6.2 million. The pro forma financial information for these acquisitions is not included as they were not material to the Company.

Results of Operations

The following table sets forth selected key operating statistics reflecting the Company’s financial results for the three months ended December 31 (in millions):

	2004	% Change	2003
Consolidated revenue	$737.8	23%	$600.8
Revenue by business segment:
U.S./Mexico Pressure Pumping	375.5	32%	284.4
International Pressure Pumping	246.1	11%	221.2
Other Oilfield Services	116.0	22%	94.9
Corporate	.2		.3

Consolidated operating income	130.1	37%	95.0
Operating income/(loss) by business segment:
U.S./Mexico Pressure Pumping	107.7	63%	66.2
International Pressure Pumping	31.1	23%	25.2
Other Oilfield Services	6.4	(47)%	12.1
Corporate	(15.1)		(8.5)

Consolidated Revenue and Operating Income: Increased drilling activity for the U.S. and Canada, pricing improvement in the U.S. and improved revenue from most service lines in the Other Oilfield Services segment are the primary reasons for the increase in revenue for the first three months of fiscal 2005, compared to the same period in fiscal 2004. These revenue increases were partially offset by activity decreases in Europe, Mexico, Asia and Completion Tools.

Operating income also benefited from the increased revenue described above, but was hindered by decreased margins in the Other Oilfield Services segment. For three months ended December 31, 2004, consolidated operating income margins improved to 17.6% from 15.8% reported in fiscal 2003.

See discussion below on individual segments for further revenue and operating income variance details.

U.S./Mexico Pressure Pumping Segment

Results for the three-month periods ended December 31, 2004 and 2003

The increase in revenue is primarily a result of an increase in the combined U.S. and Mexico drilling activity of 12% compared to the same period in prior year and improved pricing in the U.S.

The increase in operating income was primarily due to the increases in revenue described above, coupled with labor efficiency gains. Labor efficiencies were achieved through an increase in activity without a proportional increase in headcount, thereby increasing employee utilization per job. Average headcount increased 12% for the three months ended December 31, 2004 compared to the same period in the prior year, with revenue increasing 32%. Labor efficiencies are also being obtained through utilization of newer, more efficient and more modern equipment (see the “Business” section in the September 30, 2004 Annual Report on Form 10-K for information on the U.S. fleet recapitalization initiative). In addition, the pricing increase described above directly increases operating income without any associated cost.

Outlook

Compared to levels experienced during the quarter ended December 31, 2004, the Company expects U.S. revenue to decline 3-5% for the quarter ending March 31, 2005, reflecting an anticipated seasonal decline in drilling activity. The Company anticipates increasing average headcount 10% in the U.S. during fiscal 2005.

As previously discussed in our Annual Report on Form 10-K for the period ended September 30, 2004, we anticipated revenue from the Company’s Mexico operations in fiscal 2005 to decline 25-30% compared to fiscal 2004. However, since that time, we entered into a contract extension in Mexico through our joint venture. We now anticipate revenue from Mexico operations to only decline 15% in fiscal 2005, compared to revenue in fiscal 2004.

The Company issued a price book increase for its U.S. pressure pumping operations. The increase averages 7% above the former price book in the U.S. and was effective May 1, 2004. As of December 31, 2004, approximately 70% of the Company’s customers were on the new price book. The degree of customer acceptance of the price book increase will depend on activity levels and competitive pressures.

International Pressure Pumping Segment

Results for the three-month periods ended December 31, 2004 and 2003

Canadian operations were the primary reason for the increase in revenue. Canadian revenue increased 18% compared to the same period in the prior year, with drilling activity up 3%. The Canadian increase in revenue is attributed to activity related gains of 6%, price improvement of 3% and favorable foreign exchange translation of 9%. Other countries contributed to the revenue increase include Argentina, India and Saudi Arabia. Average drilling activity in the Middle East increased 15% compared to the same period in the prior year, which is contributing to our increases in Saudi Arabia and India. In addition, stimulation activity, which was suspended in Saudi Arabia during the first four months of fiscal 2004, has resumed. Revenue in Argentina was up 52% as a result of increased activity. These increases in revenue were partially offset by decreased revenue from our stimulation vessel in the North Sea, along with decreases in Malaysia. The customer that contracted for the vessel in the North Sea has reduced its drilling activity. In Malaysia, major customers have reduced their drilling programs leading to a 42% revenue decline.

Operating income increased as a result of the improved revenues in Canada, Argentina, India and Saudi Arabia described above. While the weakening U.S. dollar increased Canadian revenue, it had minimal impact on operating income as most of our expenses are denominated in Canadian dollars. These operating income increases were partially offset by lower activity levels with the Company’s stimulation vessel in the North Sea. Since there are significant fixed costs associated with operating the stimulation vessel, there was a decline in operating profit. Reduced activity in Malaysia also reduced operating income.

Outlook

Compared to revenue levels experienced during the quarter ended December 31, 2004, the Company expects international revenue outside of Canada to remain relatively constant for the quarter ending March 31, 2005. The Company anticipates Canadian revenue to increase 20-25% for the quarter ending March 31, 2005 compared to the quarter ended December 31, 2004 due to seasonal winter activity increases.

The Company issued a price book increase for its Canadian pressure pumping operations. The increase averages 5% above the former price book in Canada and was effective August 1, 2004. The degree of customer acceptance of the price book increase will depend on activity levels and competitive pressures.

Other Oilfield Services Segment

Results for the three-month periods ended December 31, 2004 and 2003

Excluding the impact of the Cajun and Petro-Drive acquisitions, revenue would have increased 18% for the three months ended December 31, 2004. With the exception of Completion Tools, revenue from each service line within Other Oilfield Services increased during the three months ended December 31, 2004 when compared to the same period in the prior year. Most of the revenue increase was in Completion Fluids, which increased 114%. This is primarily as a result of increased product sales in the U.S., Mexico and Norway.

Excluding the impact of the Cajun and Petro-Drive acquisitions, operating income would have decreased 49% for the three months ended December 31, 2004. Deepwater activity in the Gulf of Mexico was less than the same period in 2003, resulting in lower margins for the Completions business lines. In addition, there were additional costs during the quarter for worker’s compensation and write off of uncollectible receivables.

Outlook

We expect revenue from the Other Oilfield Services segment to increase 5-10% for the quarter ending March 3l, 2005, compared to the quarter ended December 31, 2004.

Other Expenses

Research and engineering, marketing and general and administrative expenses: The aggregate of these expenses increased 20% for three months ended December 31, 2004, compared to the same period in the prior year. As a percent of revenue, each of these expenses was similar to the same periods of the prior year. The following table sets forth the Company’s other operating expenses as a percentage of revenue for the three-month period ended December 31:

	2004	2003
Research and engineering	1.7%	1.7%
Marketing expense	2.9%	3.2%
General and administrative expense	3.0%	3.0%

Interest Expense and Interest Income: Interest income increased $2.1 million for the three months ended December 31, 2004, compared to the same period in the prior year. This increase resulted from an increased cash and cash equivalents balance.

Other (Expense) Income, net: For fiscal 2004, the Company recorded a gain of $9.0 million relating to the recovery of misappropriated funds (see “Recent Developments” above).

Liquidity and Capital Resources

Historical Cash Flow

The following table sets forth the historical cash flows for the three-month period ended December 31 (in millions):

	2004	2003
Cash flow from operations	$99.5	$63.5
Cash flow provided by / (used) in investing	46.1	(49.9)
Cash flow provided by / (used) in financing	(6.5)	6.6
Effect of exchange rate changes on cash	.1	.4

Change in cash and cash equivalents	$139.2	$20.6

The Company’s working capital increased $74.6 million at December 31, 2004 compared to September 30, 2004, primarily as a result of the increase in cash and cash equivalents (net of short-term investments) and a reduction in our accrued compensation as a result of incentive distributions made during the first quarter of fiscal 2005. Cash and cash equivalents, net of short-term investments, increased $39.3 million since September 30, 2004 as a result of increased activity which resulted in positive cash flow from operations, proceeds from the exercise of stock options and $9.0 million from the recovery of misappropriated funds (see “Recent Developments” above). Accounts receivable increased $8.0 million and inventory increased $12.1 million primarily as a result of an increase in U.S. and Canadian revenue.

The cash flow provided by investing was primarily attributable to the U.S. treasury bills and notes maturing in the amount of $99.9 million. The remaining U.S. treasury bills and notes will mature in March 2005.

On July 22, 2004, the Company announced the initiation of a quarterly cash dividend and declared a dividend of $.08 per common share, paid on October 15, 2004 to stockholders of record at the close of business on September 15, 2004 in the aggregate amount of $12.9 million. The Board of Directors has approved a dividend of $.08 per common share to stockholders of record at the close of business on December 20, 2004 which was paid on January 14, 2005 in the aggregate amount of $13.0 million.

Liquidity and Capital Resources

Cash flow from operations is expected to be our primary source of liquidity in fiscal 2005. Our sources of liquidity also include cash and cash equivalents of $564.0 million at December 31, 2004, short-term investments in U.S. treasury securities of $130.0 million, and the available financing facilities listed below (in millions):

Financing Facility	Expiration	Borrowings at December 31, 2004	Available at December 31, 2004
Revolving Credit Facility	June 2009	None	$400.0
Discretionary	Various times within the next 12 months	$5.3	40.3

In June 2004, the Company replaced its then existing credit facility with a revolving credit facility (the “Revolving Credit Facility”) that permits borrowings up to $400 million in principal amount. The Revolving Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $20 million sublimit for swingline loans. Swingline loans have short-term maturities and the remaining amounts outstanding under the Revolving Credit Facility become due and payable in June 2009. Interest on outstanding borrowings is charged based on prevailing market rates. The Company is charged various fees in connection with the Revolving Credit Facility, including a commitment fee based on the average daily unused portion of the commitment, totaling $0.1 million for the three months ended December 31, 2004. In addition, the Revolving Credit Facility charges a utilization fee on all outstanding loans and letters of credit when usage of the Revolving Credit Facility exceeds 33%, though there were no such charges in fiscal 2004. There were no outstanding borrowings under the Revolving Credit Facility at December 31, 2004.

The Revolving Credit Facility includes various customary covenants and other provisions, including the maintenance of certain profitability and solvency ratios, none of which materially restrict the Company’s activities. The Company is currently in compliance with all covenants imposed by the terms of the Revolving Credit Facility.

In addition to the Revolving Credit Facility, the Company had $45.3 million in various unsecured, discretionary lines of credit at December 31, 2004, which expire at various dates within the next 12 months. There are no requirements for commitment fees or compensating balances in connection with these lines of credit, and interest on borrowings is based on prevailing market rates. There was $5.3 million and $5.9 million in outstanding borrowings under these lines of credit at December 31, 2004 and September 30, 2004, respectively.

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

At December 31, 2004 and September 30, 2004, the Company had issued and outstanding $78.9 million of unsecured 7% Series B Notes due February 1, 2006, net of discount.

On April 24, 2002 the Company sold convertible senior notes with a face value at maturity of $516.4 million (gross proceeds of $408.4 million). The notes are unsecured senior obligations that rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The Company used the aggregate net proceeds of $400.1 million to fund a substantial portion of the purchase price of its acquisition of OSCA, which closed on May 31, 2002, and for general corporate purposes. There were $420.8 million and $419.6 million outstanding under the convertible senior notes at December 31, 2004 and September 30, 2004, respectively.

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

The notes are convertible into BJ Services common stock at an initial rate of 14.9616 shares for each $1,000 face amount note. This rate results in an initial conversion price of $52.85 per share (based on the purchaser’s original issue discount) and represents a premium of 45% over the April 18, 2002 closing sale price of the Company’s common stock on the New York Stock Exchange of $36.45 per share. The Company has the option and currently has the ability and the intent to settle notes that are surrendered for conversion using cash. Generally, except upon the occurrence of specified events, including a credit rating downgrade to below investment grade, holders of the notes are not entitled to exercise their conversion rights until the Company’s stock price is greater than a specified percentage (beginning at 120% and declining to 110% at the maturity of the notes) of the accreted conversion price per share. At December 31, 2004, the accreted conversion price per share would have been $54.32.

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

In fiscal 2005, the Company’s minimum pension and postretirement funding requirements are anticipated to be approximately $9.0 million and has contributed $1.8 million during the three months ended December 31, 2004.

Due to the expiration of favorable tax provisions on depreciation and the usage of tax credits and other tax attributes in fiscal 2004, we expect an incremental increase to cash paid for income taxes of at least $45 million in fiscal 2005.

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

Off Balance Sheet Transactions

In December 1999, the Company contributed certain pumping service equipment to a limited partnership. The Company owns a 1% interest in the limited partnership. The equipment is used to provide services to the Company’s customers for which the Company pays a service fee over a period of at least six years, but not more than 13 years, at approximately $12 million annually. This is accounted for as an operating lease and is included in “Obligations under equipment financing arrangements” in the Contractual Cash Obligations table above. The Company assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46, Consolidation of Variable Interest Entities. However, the Company was not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 13 years. The balance of the deferred gain was $25.7 million and $26.6 million as of December 31, 2004 and September 30, 2004, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. In September 2010, the Company has the option, but not the obligation, to purchase the pumping service equipment for approximately $32 million.

In 1997, the Company contributed certain pumping service equipment to a limited partnership. The Company owns a 1% interest in the limited partnership. The equipment is used to provide services to the Company’s customers for which the Company pays a service fee over a period of at least eight years, but not more than 13 years of approximately $10 million annually. This is accounted for as an operating lease and is included in “Obligations under equipment financing arrangements” in the Contractual Cash Obligations table above. The Company assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46, Consolidation of Variable Interest Entities. However, the Company was not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 12 years. The balance of the deferred gain was $0.3 million and $0.4 million as of December 31, 2004 and September 30, 2004, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. In June 2009, the Company has the option, but not the obligation, to purchase the pumping service equipment for approximately $27 million.

Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123-Revised 2004 (“SFAS No. 123(R)”), Share–Based Payment, This is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. As noted in our employee stock-based compensation accounting policy described above, the Company does not record compensation expense for stock-based compensation. Under SFAS 123(R), the Company will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). Employee stock purchase plans will not result in recognition of compensation cost if certain conditions are met. The cost will initially be measured based on its current fair value, which will be subsequently remeasured at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123(R), will be recognized as an addition to paid-in capital. This is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently in the process of evaluating the impact of SFAS No. 123(R) on its financial statements, including different option-pricing models. However, based on the Black-Scholes option pricing model used for the disclosures in the stock-based compensation accounting policy described above, it is estimated that the Company will have an additional expense of approximately $14 million (after tax) in the consolidated statement of operations if the levels of stock-options granted in fiscal 2004 remain the same.

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

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act contains new provisions that may impact the Company’s U.S. income tax liability in future years. The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. Under the guidance in FASB Staff Position No. 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return.

The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Nevertheless, the Company believes that any associated tax liability would be fully offset by foreign tax credits.

Critical Accounting Policies

For an accounting policy to be deemed critical, the accounting policy must first include an estimate that requires a company to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Second, different estimates that the company reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, must have a material impact on the presentation of the company’s financial condition or results of operations. Estimates and assumptions about future events and their effects cannot be predicted with certainty. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies disclosed in our Form 10-K for the fiscal year ended September 30, 2004.

Forward Looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 concerning, among other things, the Company’s prospects, expected revenues, expenses and profits, developments and business strategies for its operations, all of which are subject to certain risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms and phrases such as “expect,” “estimate,” “project,” “believe,” “achievable,” “anticipate” and similar terms and phrases. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such statements are subject to:

•	fluctuating prices of crude oil and natural gas,

•	conditions in the oil and natural gas industry, including drilling activity,

•	reduction in prices or demand for our products and services,

•	general global economic and business conditions,

•	international political instability, security conditions, and hostilities,

•	the Company’s ability to expand its products and services (including those it acquires) into new geographic markets,

•	our ability to generate technological advances and compete on the basis of advanced technology,

•	risks from operating hazards such as fire, explosion, blowouts and oil spills,

•	unexpected litigation for which insurance and customer agreements do not provide protection,

•	adverse consequences that may be found in or result from our ongoing internal investigation, including potential financial consequences and governmental actions, proceedings, charges or penalties,

•	changes in currency exchange rates,

•	weather conditions that affect conditions in the oil and natural gas industry,

•	the business opportunities that may be presented to and pursued by the Company,

•	competition and consolidation in the Company’s business, and

•	changes in law or regulations and other factors, many of which are beyond the control of the Company.

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. Other than as required under securities laws, the Company does not assume a duty to update these forward looking statements. This list of risk factors is not intended to be comprehensive. See “Risk Factors” included in the Company’s Form 10-K for the fiscal year ended September 30, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The table below provides information about the Company’s market sensitive financial instruments and constitutes a “forward-looking statement.” The Company’s major market risk exposure is to foreign currency fluctuations internationally and changing interest rates, primarily in the United States, Canada and Europe. The Company’s policy is to manage interest rates through use of a combination of fixed and floating rate debt. If the floating rates were to increase by 10% from December 31, 2004 rates, the Company’s combined interest expense to third parties would increase by a total of $2,741 each month in which such increase continued. At December 31, 2004, the Company had issued fixed-rate debt of $499.7 million. These instruments are fixed-rate and, therefore, do not expose the Company to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $19.3 million if interest rates were to decline by 10% from their rates at December 31, 2004.

Periodically, the Company borrows funds which are denominated in foreign currencies, which exposes the Company to market risk associated with exchange rate movements. There were no such borrowings denominated in foreign currencies at December 31, 2004. When the Company believes prudent, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such forward foreign exchange contracts at December 31, 2004. The expected maturity dates and fair value of our market risk sensitive instruments are stated below (in thousands). All items described are non-trading and are stated in U.S. dollars.

	Expected Maturity Dates							Fair Value
	2005	2006	2007	2008	2009	Thereafter	Total	12/31/04
SHORT-TERM BORROWINGS

Bank borrowings; U.S. $ denominated
Average variable interest rate – 6.25% at December 31, 2004	$5,262						$5,262	$5,262

LONG-TERM BORROWINGS

7% Series B Notes-U.S. $ denominated Fixed interest rate – 7%		78,947					78,947	81,860

1.625% Convertible Notes (1) U.S. denominated Fixed interest rate – 1.625%	420,777						420,777	431,204

Total	$426,039	$78,947	—	—	—	—	$504,986	$518,326

(1)	The holders of the convertible notes can require the Company to repurchase these notes in April 2005, 2007 and 2009. In the event the holders require the Company to repurchase the convertible notes, the Company expects the obligation to be paid with cash (see Note 5 in our Annual Report on Form 10-K for the period ended September 30, 2004).

Item 4. Controls and Procedures

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

Halliburton – Python Litigation

On June 27, 2002, Halliburton Energy Services, Inc. filed suit against the Company and Weatherford International, Inc. for patent infringement in connection with drillable bridge plug tools. These tools are used to isolate portions of a well for stimulation work, after which the plugs are milled out using coiled tubing or a workover rig. Halliburton claims that tools offered by the Company (under the trade name “Python”) and Weatherford infringe two of its patents for a tool constructed of composite material. The lawsuit was filed in the United States District Court for the Northern District of Texas (Dallas). Halliburton requested that the District Court issue a temporary restraining order and a preliminary injunction against both Weatherford and the Company to prevent either company from selling competing tools. On March 4, 2003, the District Court issued its opinion denying Halliburton’s requests. The Court denied Halliburton’s motion to reconsider and Halliburton filed an appeal with the Court of Appeals for the Federal Circuit. Oral argument took place on June 10, 2004, and on June 14, 2004, the Court of Appeals issued its ruling affirming the District Court’s opinion. On July 6, 2004, Halliburton submitted both of its patents for re-examination to the U.S. Patent Office, seeking to re-affirm the validity of its patents. The Company has filed its own request for re-examination of the patents. The lawsuit pending in the Northern District of Texas was dismissed on November 16, 2004, at the request of Halliburton. The dismissal was “without prejudice,” meaning that Halliburton has the right to re-file this lawsuit and may do so depending on the outcome of the re-examination process referenced above. The Company has filed a motion with the Court requesting that the Court reinstate the case solely for the purpose of conducting a Markman hearing to construe the construction of the claims in the Halliburton patent. Irrespective of the outcome of the pending motion or the patent re-examination, the Company does not expect the outcome of this matter to have a material adverse effect on its financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of this matter or future lawsuits, if any, that may be filed.

Newfield Litigation

On April 4, 2002, a jury rendered a verdict adverse to OSCA in connection with litigation pending in the United States District Court for the Southern District of Texas (Houston). The lawsuit, filed by Newfield Exploration on September 29, 2000, arose out of a blowout that occurred in 1999 on an offshore well owned by Newfield. The jury determined that OSCA’s negligence caused or contributed to the blowout and that it was responsible for 86% of the damages suffered by Newfield. The total damage amount awarded to Newfield was $15.5 million (excluding pre- and post-judgment interest). The Court delayed entry of the final judgment in this case pending the completion of the related insurance coverage litigation filed by OSCA against certain of its insurers and its former insurance broker. The Court elected to conduct the trial of the insurance coverage issues based upon the briefs of the parties. In the interim, the related litigation filed by OSCA against its former insurance brokers for errors and omissions in connection with the policies at issue in this case has been stayed. On February 28, 2003, the Court issued its final judgement in connection with the Newfield claims, based upon the jury’s verdict. The total amount of the verdict against OSCA is $15.6 million, inclusive of interest. At the same time, the Court issued its ruling on the related insurance dispute finding that OSCA’s coverage for this loss is limited to $3.8 million. Motions for New Trial have been denied by the Judge and the case is now on appeal to the U.S. Court of Appeals for the Fifth Circuit, both with regard to the liability case and the insurance coverage issues. Oral argument has been scheduled for April of 2005. Great Lakes Chemical Corporation, which formerly owned the majority of the outstanding shares of OSCA, has agreed to indemnify the Company for 75% of any uninsured liability in excess of $3 million arising from the Newfield litigation. Taking this indemnity into account, the Company’s share of the uninsured portion of the verdict is approximately $5.7 million. The Company is fully reserved for its share of this liability.

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

Environmental

Federal, state and local laws and regulations govern the Company’s operation of underground fuel storage tanks. Rather than incur additional costs to restore and upgrade tanks as required by regulations, management has opted to remove the existing tanks. The Company has completed the removal of these tanks and has remedial cleanups in progress related to the tank removals. In addition, the Company is conducting environmental investigations and remedial actions at current and former company locations and, along with other companies, is currently named as a potentially responsible party at four third-party owned waste disposal sites. An accrual of approximately $2.4 million has been established for such environmental matters, which is management’s best estimate of the Company’s portion of future costs to be incurred. Insurance is also maintained for environmental liabilities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) None

(d) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2004	0	0	0	0
November 1 – 30, 2004	87,600	$45.70	87,600	$247 million
December 1 – 31, 2004	0	0	0	0
TOTAL	87,600	$45.70	87,600	$247 million

(1)	On December 19, 1997, the Company’s Board of Directors authorized a stock repurchase program of up to $150 million (subsequently increased to $300 million in May 1998, to $450 million in September 2000, to $600 million in July 2001 and again to $750 million in October 2001). Repurchases are made at the discretion of the Company’s management and the program will remain in effect until terminated by the Company’s Board of Directors.

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

BJ Services Company
(Registrant)

Date: February 9, 2005	By:	/s/ J. W. Stewart
J. W. Stewart
Chairman of the Board

Date: February 9, 2005	By:	/s/ T. M. Whichard
T. M. Whichard
Chief Financial Officer