Form 10-Q
period 2005-03-31
BJ SERVICES CO
filed 2005-05-10
CIK 864328

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

There were 161,915,771 shares of the registrant’s common stock, $.10 par value, outstanding as of May 5, 2005.

BJ SERVICES COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BJ SERVICES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenue	$795,863	$647,060	$1,533,645	$1,247,859
Operating expenses:
Cost of sales and services	573,593	484,106	1,123,679	941,836
Research and engineering	13,083	11,828	25,545	22,333
Marketing	22,170	20,133	43,845	39,430
General and administrative	26,218	20,027	48,701	37,908
Loss on disposal of assets	392	550	1,330	928

Total operating expenses	635,456	536,644	1,243,100	1,042,435

Operating income	160,407	110,416	290,545	205,424
Interest expense	(3,790)	(4,144)	(7,758)	(8,346)
Interest income	3,609	898	6,572	1,718
Other income (expense) - net	(282)	(100)	9,319	(596)

Income before income taxes	159,944	107,070	298,678	198,200
Income tax expense	50,390	33,806	94,091	63,424

Net income	$109,554	$73,264	$204,587	$134,776

Earnings per share:
Basic	$.68	$.46	$1.26	$.85
Diluted	$.66	$.45	$1.24	$.83

Weighted average shares outstanding:
Basic	162,300	159,474	162,358	159,165
Diluted	164,858	163,229	164,981	162,583

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

(In thousands)

	March 31, 2005	September 30, 2004
ASSETS

Current assets:
Cash and cash equivalents	$653,875	$424,725
Short-term investments	—	229,930
Receivables - net	625,068	544,946
Inventories:
Products	135,875	125,174
Work in process	4,248	2,656
Parts	71,658	55,040

Total inventories	211,781	182,870
Deferred income taxes	13,212	10,768
Other current assets	38,603	30,484

Total current assets	1,542,539	1,423,723
Property - net	983,161	913,713
Deferred income taxes	67,143	64,461
Goodwill	883,628	885,905
Other assets	45,216	42,872

	$3,521,687	$3,330,674

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$262,155	$247,230
Short-term borrowings	933	3,754
Current portion of long-term debt	500,934	419,585
Accrued employee compensation and benefits	73,040	78,049
Income and other taxes	78,129	62,803
Accrued insurance	17,495	14,797
Other accrued liabilities	98,838	83,673

Total current liabilities	1,031,524	909,891
Long-term debt (Note 5)	—	78,936
Deferred income taxes	70,614	89,009
Other long-term liabilities	158,927	158,702
Commitments and contingencies (Note 7)
Stockholders’ equity	2,260,622	2,094,136

	$3,521,687	$3,330,674

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Common Stock Shares	Common Stock	Capital In Excess of Par	Treasury Stock	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, September 30, 2004	161,869	$17,376	$994,724	$(268,410)	$(6,961)	$1,358,315	$(908)	$2,094,136
Comprehensive income:
Net income						95,033
Other comprehensive income, net of tax:
Cumulative translation adjustments							4,715
Comprehensive income								99,748
Reissuance of treasury stock for:
Stock options	252			5,539		(910)		4,629
Stock purchase plan	418			9,523		2,628		12,151
Purchase of treasury stock	(88)			(4,004)				(4,004)
Dividends declared						(12,996)		(12,996)
Stock performance plan grant			6,468		(6,468)			—
Revaluation of stock performance awards			(957)		957			—
Recognition of unearned compensation					982			982

Balance, December 31, 2004	162,451	$17,376	$1,000,235	$(257,352)	$(11,490)	$1,442,070	$3,807	$2,194,646

Comprehensive income:
Net income						109,554
Other comprehensive income, net of tax:
Cumulative translation adjustments							1,501
Comprehensive income								111,055
Reissuance of treasury stock for:
Stock options	151			3,591		33		3,624
Purchase of treasury stock	(775)			(37,862)				(37,862)
Dividends declared						(13,000)		(13,000)
Director stock plan issuance	5		(121)	121				—
Revaluation of stock performance awards			1,882		(1,882)			—
Recognition of unearned compensation					2,159			2,159

Balance, March 31, 2005	161,832	$17,376	$1,001,996	$(291,502)	$(11,213)	$1,538,657	$5,308	$2,260,622

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$204,587	$134,776
Adjustments to reconcile net income to cash provided by operating activities:
Minority interest	1,131	1,313
Amortization of unearned compensation	3,141	1,480
Loss on disposal of assets	1,330	928
Depreciation and amortization	65,230	61,962
Deferred income taxes	(23,886)	16,504
Changes in:
Receivables	(82,417)	(51,529)
Inventories	(29,407)	(6,753)
Prepaid expenses	(10,304)	(9,532)
Accounts payable	16,184	11,852
Other current assets and liabilities	27,890	(6,548)
Other - net	9,115	12,665

Net cash provided by operating activities	182,594	167,118

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(132,607)	(83,401)
Proceeds from disposal of assets	4,256	537
Proceeds from U.S. Treasury securities	229,930	—
Acquisitions of businesses, net of cash acquired	—	(15,242)

Net cash provided by (used in) investing activities	101,579	(98,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (Repayment) from short-term borrowings, net	(2,821)	6,427
Dividends paid to shareholders	(25,931)	—
Purchase of treasury stock	(41,866)	—
Proceeds from exercise of stock options and stock purchase plan	15,154	33,946

Net cash provided by (used in) financing activities	(55,464)	40,373

Effect of exchange rate changes on cash	441	883

Increase in cash and cash equivalents	229,150	110,268
Cash and cash equivalents at beginning of period	424,725	277,666

Cash and cash equivalents at end of period	$653,875	$387,934

Cash Paid for Interest and Taxes:
Interest	$4,038	$4,035
Taxes	98,489	54,635

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1. General

In the opinion of management, the unaudited consolidated condensed financial statements of BJ Services Company (the “Company”) include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of its financial position and statement of stockholders’ equity as of March 31, 2005, and its results of operations and cash flows for each of the three and six-month periods ended March 31, 2005 and 2004. The consolidated condensed statement of financial position at September 30, 2004 is derived from the September 30, 2004 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and cash flows for the three and six-month periods ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Certain amounts for fiscal 2004 have been reclassified in the accompanying consolidated condensed financial statements to conform to the current year presentation.

Note 2. Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive instruments (stock options, the stock purchase plan and the stock incentive plan) less the number of treasury shares assumed to be purchased with the exercise proceeds using the average market price of the Company’s common stock for each of the periods presented. No dilutive effect has been included for the Company’s convertible senior notes issued April 24, 2002, as the Company called for the redemption of these notes on March 25, 2005 and had the intent and ability to fund the redemption with cash at March 31, 2005, and did so on April 25, 2005 (see Note 5).

The following table presents information necessary to calculate earnings per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income	$109,554	$73,264	$204,587	$134,776

Weighted-average common shares outstanding	162,300	159,474	162,358	159,165

Basic earnings per share	$.68	$.46	$1.26	$.85

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Weighted-average common and dilutive potential common shares outstanding:
Weighted-average common shares outstanding	162,300	159,474	162,358	159,165
Assumed exercise of stock options(1)	2,558	3,755	2,623	3,418

	164,858	163,229	164,981	162,583

Diluted earnings per share	$.66	$.45	$1.24	$.83

(1)	For the three and six months ended March 31, 2005 and 2004, no options were antidilutive.

Note 3. Employee Stock Plans

The Company has an Employee Stock Purchase Plan and several incentive plans that provide for the issuance of stock options and other awards of the Company’s common stock, which are described more fully in Note 13 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004. Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation (“SFAS 123”), encourages, but does not require, companies to record compensation cost for employee stock-based compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes model or a binomial model. Because of the inexact and subjective nature of deriving stock option values using these methods, the Company has adopted the disclosure-only provisions of SFAS 123 and continues to account for stock-based compensation as it has in the past using the intrinsic value method prescribed in Accounting Principles Board (“APB”) 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized in the consolidated condensed statement of operations for the Company’s Employee Stock Purchase Plan and the incentive plans. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No.148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation. This statement requires pro forma disclosures on an interim basis as if the Company had applied the fair value recognition provisions of SFAS 123.

The following pro forma table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to the Company’s Employee Stock Purchase Plan and the incentive plans (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income, as reported	$109,554	$73,264	$204,587	$134,776
Add: total stock-based employee compensation expense included in reported net income, net of tax	2,159	874	3,141	1,480
Less: total stock-based employee compensation expense determined under SFAS 123 for all awards, net of tax (1)	(4,398)	(4,424)	(7,650)	(8,181)

Net income, pro forma	$107,315	$69,714	$200,078	$128,075

Earnings per share:
Basic, as reported	$.68	$.46	$1.26	$.85

Basic, pro forma	$.66	$.44	$1.23	$.80

Diluted, as reported	$.66	$.45	$1.24	$.83

Diluted, pro forma	$.65	$.43	$1.21	$.79

(1)	In October and November 2001, the Company granted approximately 100% more shares than is typically granted, and therefore only a minimal amount was issued in the subsequent year. Given the three-year vesting schedule of these awards, stock-based compensation expense was higher in fiscal 2002, 2003 and 2004.

As discussed in Note 10, in December 2004, the FASB issued SFAS No. 123-Revised 2004 (“SFAS 123(R)”), Share–Based Payment. This is a revision of SFAS 123 and supersedes APB No. 25, Accounting for Stock Issued to Employees. Under SFAS 123(R), the Company will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). This is effective for the first quarter of the first fiscal year beginning after June 15, 2005. The Company is currently in the process of evaluating the impact of SFAS 123(R) on its financial statements, including different option-pricing models, and will adopt SFAS 123(R) in the first quarter of fiscal 2006.

Note 4. Segment Information

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

The U.S./Mexico Pressure Pumping segment has two operating segments and includes cementing services and stimulation services (consisting of fracturing, acidizing, sand control, nitrogen, coiled tubing and service tool services) provided throughout the United States and Mexico. These two operating segments have been aggregated into one reportable segment because they offer the same type of services, have similar economic characteristics, have similar production processes and use the same methods to provide their services.

The International Pressure Pumping segment has six operating segments. Similar to U.S./Mexico Pressure Pumping, it includes cementing and stimulation services (consisting of fracturing, acidizing, sand control, nitrogen, coiled tubing and service tool services). These services are provided to customers in more than 49 countries in the major international oil and natural gas producing areas of Canada, Latin America, Europe / Africa, Southeast Asia, the Middle East and Russia. The operating segments have been aggregated into one reportable segment because they have similar economic characteristics, offer the same type of services, have similar production processes and use the same methods to provide their services. They also serve the same or similar customers, which include major multi-national, independent and national or state-owned oil companies.

The Other Oilfield Services segment has five operating segments. These operating segments provide other oilfield services such as production chemicals, casing and tubular services, process and pipeline services, completion tools and completion fluids services in the U.S. and in select markets internationally. The operating segments have been aggregated into one reportable segment as they all provide other oilfield services, they serve the same or similar customers and some of the operating segments share resources.

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

Business Segments

	U.S./Mexico Pressure Pumping	International Pressure Pumping	Other Oilfield Services	Corporate	Total
	(in thousands)
Three Months Ended March 31, 2005

Revenues	$389,373	$284,678	$121,611	$201	$795,863
Operating income (loss)	116,808	45,518	14,497	(16,416)	160,407

Three Months Ended March 31, 2004

Revenues	$297,556	$248,766	$100,441	$297	$647,060
Operating income (loss)	74,206	39,160	8,561	(11,511)	110,416

Six Months Ended March 31, 2005

Revenues	$764,826	$530,823	$237,632	$364	$1,533,645
Operating income (loss)	224,532	76,588	20,926	(31,501)	290,545
Identifiable assets	972,633	1,139,041	562,889	847,124	3,521,687

Six Months Ended March 31, 2004

Revenues	$581,998	$469,975	$195,348	$538	$1,247,859
Operating income (loss)	140,413	64,359	20,222	(19,570)	205,424
Identifiable assets	861,657	1,078,981	507,410	524,133	2,972,181

A reconciliation from the segment information to consolidated income before income taxes is set forth below (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Total operating profit for Reportable segments	$160,407	$110,416	$290,545	$205,424
Interest expense	(3,790)	(4,144)	(7,758)	(8,346)
Interest income	3,609	898	6,572	1,718
Other income (expense) – net	(282)	(100)	9,319	(596)

Income before income taxes	$159,944	$107,070	$298,678	$198,200

Note 5. Debt

On March 31, 2005, the Company had $421.9 million of Convertible Senior Notes outstanding. On March 25, 2005 the Company had called for the redemption of all of these notes. On April 25, 2005, the Company paid $422.4 million in cash for the redemption.

The unsecured 7% Series B Notes in the amount of $78.9 million are due February 1, 2006 and as such, have been classified as current.

Note 6. Acquisitions and Goodwill

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

The Company has completed its review and determination of the fair values of the assets acquired in Cajun and Petro-Drive, which resulted in total goodwill of $6.2 million. The pro forma financial information for these acquisitions is not included, as they were not material to the Company.

During the quarter ended March 31, 2005, goodwill was reduced by $2.3 million due to the utilization of tax attributes that were acquired in prior acquisitions. The contingency related to these acquired tax attributes has been resolved, and so the benefit of these attributes represents a reduction of the amount of goodwill originally recorded in the acquisition.

Note 7. Commitments and Contingencies

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

Motions for New Trial have been denied by the Judge and the case is now on appeal to the U.S. Court of Appeals for the Fifth Circuit, both with regard to the liability case and the insurance coverage issues. Oral argument was held on April 4, 2005, and the parties are awaiting a ruling. Great Lakes Chemical Corporation, which formerly owned the majority of the outstanding shares of OSCA, has agreed to indemnify the Company for 75% of any uninsured liability in excess of $3 million arising from the Newfield litigation. Taking this indemnity into account, the Company’s share of the uninsured portion of the verdict is approximately $5.6 million. The Company is fully reserved for its share of this liability.

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

Lease and Other Long-Term Commitments

In December 1999, the Company contributed certain pumping service equipment to a limited partnership. The Company owns a 1% interest in the limited partnership. The equipment is used to provide services to the Company’s customers for which the Company pays a service fee over a period of at least six years, but not more than 13 years, at approximately $12 million annually. This is accounted for as an operating lease and is included in “Obligations under equipment financing arrangements” in the Contractual Obligations section below. The Company assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46, Consolidation of Variable Interest Entities. However, the Company was not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 13 years. The balance of the deferred gain was $24.8 million and $26.6 million as of March 31, 2005 and September 30, 2004, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. The Company received partnership approval in April 2005 to substitute certain pumping service equipment and has accounted for it as an exchange of like-kind assets with no earnings impact since the earnings process has not yet culminated. As a result of the substitutions, the deferred gain was reduced by $1.1 million. In September 2010, the Company has the option, but not the obligation, to purchase the pumping service equipment for approximately $32 million.

In 1997, the Company contributed certain pumping service equipment to a limited partnership. The Company owns a 1% interest in the limited partnership. The equipment is used to provide services to the Company’s customers for which the Company pays a service fee over a period of at least eight years, but not more than 13 years, of approximately $10 million annually. This is accounted for as an operating lease and is included in “Obligations under equipment financing arrangements” in the Contractual Obligations section below. The Company assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46, Consolidation of Variable Interest Entities. However, the Company was not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 12 years. The balance of the deferred gain was $0.3 million and $0.4 million as of March 31, 2005 and September 30, 2004, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. In June 2009, the Company has the option, but not the obligation, to purchase the pumping service equipment for approximately $27 million.

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

The Company arranges for the issuance of a variety of bank guarantees, performance bonds and standby letters of credit. The vast majority of these are issued in connection with contracts the

Company, or a subsidiary, has entered into with its customers. The customer has the right to call on the bank guarantee, performance bond or standby letter of credit in the event that the Company, or the subsidiary, defaults in the performance of the services. These instruments are required as a condition to the Company, or the subsidiary, being awarded the contract, and are typically released upon completion of the contract. The balance of these instruments are predominantly standby letters of credit issued in connection with a variety of the Company’s financial obligations, such as in support of fronted insurance programs, claims administration funding, certain employee benefit plans and temporary importation bonds. The following table summarizes the Company’s other commercial commitments as of March 31, 2005 (in thousands):

	Total Amounts Committed	Amount of commitment expiration per period
Other Commercial Commitments		Less than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Standby Letters of Credit	$28,856	$28,852	$4	$—	$—
Guarantees	192,355	154,131	23,147	8,848	6,229

Total Other Commercial Commitments	$221,211	$182,983	$23,151	$8,848	$6,229

Note 8. Supplemental Financial Information

Other income (expense), net for the three and six months ended March 31, 2005 is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
Minority interest	$(725)	$(427)	$(1,131)	$(1,313)
Non-operating net foreign exchange loss	(186)	(73)	(337)	(251)
Recovery of misappropriated funds	—	—	9,020	—
Other income, net	629	400	1,767	968

Other income (expense), net	$(282)	$(100)	$9,319	$(596)

In October 2004 the Company received a report from a whistleblower alleging that its Asia Pacific Region Controller had misappropriated Company funds in fiscal 2001. The Company began an internal investigation into the misappropriation and whether other inappropriate actions occurred in the Region. The Region Controller admitted to multiple misappropriations totaling approximately $9.0 million during a 30-month period ended April 2002. The misappropriations of approximately $9.0 million were repaid to the company and the Region Controller’s employment was terminated. Although unauthorized, the misappropriations were an expense of the Company in the form of theft that were recorded in the Consolidated Statement of Operations in periods prior to April 2002. The $9.0 million repayment represents a gain contingency and was reflected in Other Income in the Consolidated Condensed Statement of Operations for the quarter ended December 31, 2004 in accordance with SFAS 5, Accounting for Contingencies.

The Company is continuing to investigate whether additional funds were misappropriated beyond the $9 million identified to date and to investigate other possible inappropriate actions. To date, additional misappropriations of at least $0.9 million have been identified. As the Company continues its investigation, further adjustments may be recorded in the Consolidated Statements of Operations, but no material adjustments are known at this time.

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

Note 9. Employee Benefit Plans

The Company has a U.S. Benefit Plan, Foreign Benefit Plans, and a Postretirement Benefit Plan, which are described in more detail in Note 9 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004. Below is the amount of net periodic benefit costs recognized under each plan (in thousands):

U.S. Defined Benefit Pension Plan

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Interest cost on projected benefit obligation	$957	$950	$1,914	$1,901

Expected return on plan assets	(1,336)	(1,002)	(2,672)	(2,005)
Net amortization and deferral	147	157	294	314

Net pension cost	$(232)	$105	$(464)	$210

For fiscal 2005, the Company has a minimum pension funding requirement of $1.1 million for the U.S. plan, which was completely funded in the three months ended December 31, 2004. This contribution was funded by cash flows from operating activities.

Foreign Defined Benefit Pension Plans

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Service cost for benefits earned	$1,669	$986	$3,338	$1,844

Interest cost on projected benefit obligation	1,918	1,476	3,836	2,232
Expected return on plan assets	(2,194)	(1,337)	(4,388)	(1,990)

Recognized actuarial loss	532	42	1,064	35
Net amortization and deferral	4	385	8	704

Net pension cost	$1,929	$1,552	$3,858	$2,825

In fiscal 2005, the Company will have a minimum pension funding requirement of $7.9 million for the foreign plans. Contributions in the amount of $4.3 million were made during the six months ended March 31, 2005. These contributions have been and are expected to be funded by cash flows from operating activities.

Postretirement Benefit Plan

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Service cost for benefits attributed to service during the period	$824	$729	$1,648	$1,458
Interest cost on accumulated postretirement benefit obligation	658	597	1,316	1,194

Net periodic postretirement benefit cost	$1,482	$1,326	$2,964	$2,652

Note 10. New Accounting Standards

In December 2004, the FASB issued SFAS No. 123-Revised 2004 (“SFAS 123(R)”), Share–Based Payment. This is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes APB No. 25, Accounting for Stock Issued to Employees. As noted in our employee stock-based compensation accounting policy described in our Annual Report on Form 10-K for the period ended September 30, 2004, the Company does not record compensation expense for stock-based compensation. Under SFAS 123(R), the Company will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123(R), will be recognized as an addition to paid-in capital. This is effective the quarter of the first fiscal year beginning after June 15, 2005. The Company is currently in the process of evaluating the impact of SFAS 123(R) on its financial statements, including different option-pricing models, and will adopt SFAS 123(R) in the first quarter of fiscal 2006. The pro forma table in Note 3 illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123.

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

Asia Pacific Investigation

In October 2004 the Company received a report from a whistleblower alleging that its Asia Pacific Region Controller had misappropriated Company funds in fiscal 2001. The Company began an internal investigation into the misappropriation and whether other inappropriate actions occurred in the Region. The Region Controller admitted to multiple misappropriations totaling approximately $9.0 million during a 30-month period ended April 2002. The misappropriations of approximately $9.0 million were repaid to the Company and the Region Controller’s employment was terminated. Although unauthorized, the misappropriations were an expense of the Company in the form of theft that were recorded in the Consolidated Statement of Operations in periods prior to April 2002. The $9.0 million repayment represents a gain contingency and was reflected in Other Income in the Consolidated Condensed Statement of Operations for the quarter ended December 31, 2004 in accordance with SFAS 5, Accounting for Contingencies.

The Company is continuing to investigate whether additional funds were misappropriated beyond the $9 million identified to date and investigate other possible inappropriate actions. To date, additional misappropriations of at least $0.9 million have been identified. Although unauthorized, the additional $0.9 million of misappropriations were an expense of the Company in the form of theft that were recorded in the Consolidated Statement of Operations in periods prior to April 2002. As the Company continues its investigation, further adjustments may be recorded in the Consolidated Statements of Operations, but no material adjustments are known at this time.

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

As discussed in our Annual Report on Form 10-K for the period ended September 30, 2004, the misappropriations and related accounting adjustments were possible because of certain internal control operating deficiencies. During fiscal 2002, the Company implemented policy changes worldwide for disbursements. In March 2005, the Company assigned a new Controller, an Assistant Controller and several new accountants to the Asia Pacific region. In addition, we have put in place Control and Process Improvement Managers at each of our five regional bases world-wide to document, enhance and test our control processes. The Company has also made several enhancements to its accounting policies and procedures. The Company is still in the process of reviewing its control policies and procedures and may make further enhancements.

Market Conditions

The Company’s worldwide operations are primarily driven by the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity. Drilling activity, in turn, is largely dependent on the price of crude oil and natural gas. These market factors often lead to volatility in the Company’s revenue and profitability, especially in the United States and Canada, where the Company historically has generated in excess of 50% of its revenue. Historical market conditions are reflected in the table below for the three and six months ended March 31:

	Three Months Ended			Six Months Ended
	2005	% Change	2004	2005	% Change	2004
Rig Count: (1)
U.S.	1,279	14%	1,118	1,264	13%	1,114
International(2)	1,397	5%	1,325	1,340	6%	1,262
Commodity Prices (average):
Crude Oil (West Texas Intermediate)	$49.83	41%	$35.23	$49.06	48%	$33.21
Natural Gas (Henry Hub)	$6.44	14%	$5.64	$6.41	20%	$5.37

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Incorporated rig count information.
(2)	Includes Mexico rig count of 114 and 107 for the three-month period ended March 31, 2005 and 2004, respectively, and 111 and 107 for the six-month period ended March 31, 2005 and 2004, respectively.

U.S. Rig Count

Demand for the Company’s pressure pumping services in the U.S. is primarily driven by oil and natural gas drilling activity, which tends to be extremely volatile, depending on the current and anticipated prices of crude oil and natural gas. During the last 10 years, the lowest annual U.S. rig count averaged 601 in fiscal 1999 and the highest annual U.S. rig count averaged 1,172 in fiscal 2001. The Company’s management estimates that the average U.S. rig count for fiscal 2005 will be approximately 13% higher than the average rig count in fiscal 2004 of 1,155. In determining forecasted rig activity, management reviews proprietary projected rig count data provided by a third party and has discussions with customers regarding their expectations for upcoming service requirements. Management analyzes the data obtained and an internal rig count projection is determined. Under normal circumstances and depending on the geographic mix and types of services provided, an increase in rig count will usually result in an increase in the Company’s revenue.

International Rig Count

Many countries in which we operate are subject to political, social and economic risks which may cause volatility within any given country. However, the Company’s international revenue is less volatile because we operate in approximately 49 countries, which provides some balance of risk. Due to the significant investment and complexity of international projects, management believes drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective with regard to oil and natural gas pricing. Additionally, the international market is dominated by major oil companies and national oil companies which tend to have different objectives and more operating stability than the typical independent producer in North America. During the last 10 years, the lowest annual international rig count (including Canada) averaged 828 in fiscal 1999 and the highest annual international rig count averaged 1,184 in fiscal 2004. During the three and six months ended March 31, 2005, active international drilling rigs (excluding Canada) averaged 876 and 869, respectively, compared to 797 and 794 rigs for the three months and six months ended March 31, 2004, respectively. Based on the Company’s current information and assumptions, the Company expects international revenue outside of Canada to increase 10% for fiscal 2005 compared to fiscal 2004.

Canadian drilling activity averaged 521 and 470 active drilling rigs for the three and six months ended March 31, 2005, respectively, compared to 528 and 468 rigs for the three and six months ended March 31, 2004, respectively. Based on the Company’s current information and assumptions, the Company anticipates Canadian revenue to increase 15% to 20% during fiscal 2005, over fiscal 2004.

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

The Company has completed its review and determination of the fair values of the assets acquired in Cajun and Petro-Drive which resulted in total goodwill of $6.2 million. The pro forma financial information for these acquisitions is not included, as they were not material to the Company.

Results of Operations

The following table sets forth selected key operating statistics reflecting the Company’s financial results for the three and six months ended March 31 (in millions):

	Three Months Ended			Six Months Ended
	2005	% Change	2004	2005	% Change	2004
Consolidated revenue	$795.9	23%	$647.1	$1,533.6	23%	$1,247.9
Revenue by segment:
U.S./Mexico Pressure Pumping	389.4	31%	297.6	764.8	31%	582.0
International Pressure Pumping	284.7	14%	248.8	530.8	13%	470.0
Other Oilfield Services	121.6	21%	100.4	237.6	22%	195.3
Corporate	.2		.3	.4		.5

Consolidated operating income	$160.4	45%	$110.4	$290.5	41%	$205.4
Operating income by segment:
U.S./Mexico Pressure Pumping	116.8	57%	74.2	224.5	60%	140.4
International Pressure Pumping	45.5	16%	39.2	76.6	19%	64.4
Other Oilfield Services	14.5	69%	8.6	20.9	3%	20.2
Corporate	(16.4)		(11.5)	(31.5)		(19.6)

Consolidated Revenue and Operating Income: For the three month period ended March 31, 2005 revenue increased, primarily due to higher U.S. drilling activity and pricing improvement in the U.S. and Canada. Operating income also benefited from U.S. drilling increases and U.S. pricing improvements, as operating income increased compared to the same period in the prior year.

For the six months ended March 31, 2005, U.S. drilling increases and U.S. and Canadian pricing improvements, coupled with activity improvements in the Middle East, increased revenue. Operating income also benefited from the increased revenue described above, but was hindered by a reduction in market activity for the Company’s stimulation vessel in the North Sea.

See discussion below on individual segments for further revenue and operating income variance details.

U.S./Mexico Pressure Pumping Segment

Results for the three- month periods ended March 31, 2005 and 2004

U.S./Mexico revenue increased as a result of a 14% increase in U.S. drilling activity compared to the same period in the prior year and improved pricing in the U.S. The benefits contributed by U.S. activity and pricing were reduced by declines in activity in Poza Rica, Mexico. Our primary customer in Mexico experienced permitting problems in Poza Rica during the second quarter of fiscal 2005, causing a 36% reduction in our Mexico revenue compared to the same period in the prior year.

The increases in U.S. revenue described above coupled with labor efficiency gains contributed to an increase in operating income over the same period in the prior fiscal year. Labor efficiencies were achieved through an increase in activity without a proportional increase in headcount, thereby increasing employee utilization per job. In the U.S., average headcount increased 13% compared to the same period in the prior year, with revenue increasing 37%. Labor efficiencies are also being obtained through utilization of newer, more efficient and more modern equipment. The “Business” section in the September 30, 2004 Annual Report on Form 10-K provides further information on the U.S. fleet recapitalization initiative. In addition, the pricing improvement described above directly increased operating income without any associated cost. As with revenue, the increase in U.S. operating income was slightly offset by the decrease in our Mexico operations described above.

Results for the six- month periods ended March 31, 2005 and 2004

As discussed above, the revenue increase for the six months ended March 31, 2005 was a result of an increase in U.S. drilling activity of 13% compared to the same period in the prior year and improved pricing in the U.S. As with the three months ended March 31, 2005, declines in activity in Poza Rica, Mexico reduced revenue 25% for Mexico, which slightly offset the gains experienced in the U.S.

The increase in operating income from the same period in the prior year was primarily due to the same factors described previously. Similar to above, average headcount increased 13% compared to the same period in the prior year, with revenue increasing 31%.

Outlook

Compared to levels experienced during the quarter ended March 31, 2005, the Company expects average rig count for the U.S. to increase 5% and Mexico activity to increase 20% for the quarter ending June 30, 2005. U.S./Mexico revenue is expected to increase 25% by the end of fiscal 2005 compared to fiscal 2004, while Mexico revenue is expected to be down 15% from fiscal 2004. The Company also anticipates increasing average headcount 9% in the U.S. during fiscal 2005.

Effective May 1, 2005, the Company issued a price book increase for its U.S. pressure pumping operations. The increase averages 15% above the former U.S. price book. The degree of customer acceptance of the price book increase will depend on activity levels and competitive pressures; however, the Company anticipates that 75% of our customers will be on the new price book by December 31, 2005.

International Pressure Pumping Segment

Results for the three-month periods ended March 31, 2005 and 2004

Canadian and North Sea markets were the primary reasons for the increase in revenue. Canadian revenue increased 12% compared to the same period in the prior year, with drilling activity essentially flat. The Canadian increase in revenue is attributed to price improvement of 4% and favorable foreign exchange translation of 8%. The North Sea increase resulted from increased fracturing and coiled tubing activity in Norway and coiled tubing activity in the U.K. The increases in revenue from Norway and U.K. were partially offset by decreased activity of the North Sea stimulation vessel. Activity for the vessel was down approximately 52% during the quarter, as our primary customer continues to experience delays in its well delivery schedule. Middle East activity increases in India and Bangladesh also contributed to the increase in revenue.

Operating income increased as a result of the improved revenues in the North Sea and Middle East as described above. While the weakening U.S. dollar increased Canadian revenue, it had minimal impact on operating income as most of our expenses in Canada are denominated in Canadian dollars. These operating income increases were partially offset by lower activity levels with the Company’s stimulation vessel in the North Sea. Since there are significant fixed costs associated with operating the stimulation vessel, there was a decline in operating profit for the segment.

Results for the six-month periods ended March 31, 2005 and 2004

Canadian and Middle East operations are the primary factors for the revenue increase for the segment. North Sea activity gains in the U.K. and Norway were almost entirely offset by decreased stimulation vessel activity. Canadian revenue improved for the same reasons described above. Average drilling activity in the Middle East increased 13% compared to the same period in the prior year, enhancing revenue in India. In addition, stimulation activity, which was suspended in Saudi Arabia during the first four months of fiscal 2004, has resumed. Other countries that contributed to the revenue increase include Argentina and Russia. Revenue in Argentina was up 46% as a result of increased activity, while Russian revenue increased from the overall market increase. These increases in revenue were partially offset by Malaysia, where major customers have reduced their drilling programs, leading to a 36% revenue decline in Malaysia.

Operating income was impacted for the same reasons described above. In addition, there are significant fixed costs associated with operating the stimulation vessel in the North Sea, further hindering operating profit.

Outlook

As the market enters spring break up in Canada, the Company anticipates revenue in Canada to be down 60% compared to the quarter ended March 31, 2005. Spring break up is the period during which heavy drilling and other equipment is not permitted to travel on the roads. Outside of Canada, the Company expects international pumping services revenue to be comparable to the quarter ended March 31, 2005.

Other Oilfield Services Segment

Results for the three-month periods ended March 31, 2005 and 2004

Revenue from each service line within Other Oilfield Services increased. Most of the revenue increase was from Completion Fluids, which increased 44%, and Process and Pipeline Services, which increased 22%. Completion Fluids’ increase was a result of an overall increase in product sales. The Process and Pipeline Services increase was due to activity increases.

All service lines showed improvement in operating margins, with Completion Fluids and Process and Pipeline Services being the main contributors for the same reasons as the revenue increases described above.

Results for the six-month periods ended March 31, 2005 and 2004

With the exception of Completion Tools, which experienced a 6% decrease in revenue, revenue from each service line within Other Oilfield Services increased. Most of the revenue increase was in Completion Fluids, which increased 70%, as a result of increased product sales in the U.S., Mexico and Norway. Completion Tools’ decrease was due to less deepwater activity in the Gulf of Mexico, primarily impacting the first fiscal quarter of 2005. This was slightly offset by new well screen sales.

Operating margins were consistent with the same period in the prior year. Operating profit improved for the reasons described above; however, there were additional costs during the period for worker’s compensation and write off of uncollectible receivables.

Outlook

We expect revenue from the Other Oilfield Services segment to increase 5% for the quarter ending June 30, 2005, compared to the quarter ended March 31, 2005. Revenue for the year ending September 30, 2005 are projected to be up 10-15% from the prior year, with Completion Fluids revenue increasing 30%.

Other Expenses

Research and engineering and marketing expense: These expenses increased for three and six months ended March 31, 2004, compared to the same periods in the prior year. As a percent of revenue, each of these expenses was similar to the same periods of the prior year. The following table sets forth the Company’s other operating expenses as a percentage of revenue for the three and six-month periods ended March 31:

	Three Months		Six Months Ended
	2005	2004	2005	2004
Research and engineering	1.6%	1.8%	1.7%	1.8%
Marketing expense	2.8%	3.1%	2.9%	3.2%
General and administrative expense	3.3%	3.1%	3.2%	3.0%

General and administrative expense: The increase in general and administrative expenses occurred during the second quarter of fiscal 2005 and relates mostly to legal costs associated with the ongoing investigation in our Asia Pacific Region (see “Asia Pacific Investigation” above). We expect general and administrative expenses to increase by approximately $4.0 million during the second half of fiscal 2005 as we continue to prepare for our first year under Section 404 of the Sarbanes-Oxley Act.

Interest Expense and Interest Income: Interest income increased for the three and six-month periods ended March 31, 2005 as a result of increases in cash and cash equivalents. As a result of the redemption of our Convertible Notes (see Note 5), we anticipate interest income and interest expense to decline considerably during the remainder of fiscal year 2005.

Other (Expense) Income, net: In the first quarter of fiscal 2005, the Company recorded a gain of $9.0 million relating to the recovery of misappropriated funds (see “Asia Pacific Investigation” above).

Liquidity and Capital Resources

Historical Cash Flow

The following table sets forth the historical cash flows for the six-month period ended March 31 (in millions):

	2005	2004
Cash flow from operations	$182.6	$167.1
Cash flow provided by / (used) in investing	101.6	(98.1)
Cash flow provided by / (used) in financing	(55.4)	40.4
Effect of exchange rate changes on cash	.4	.9

Change in cash and cash equivalents	$229.2	$110.3

The Company’s working capital decreased $2.8 million at March 31, 2005 compared to September 30, 2004, as a result of the debt balances classified as long term becoming current debt during the current fiscal quarter. Accounts receivable increased $82.4 million, inventory increased $29.4 million, and accounts payable increased $16.2, million primarily as a result of an increase in U.S. and Canadian activity.

The cash flow provided by investing was attributable to the Company’s investment in U.S. treasury notes maturing during the quarter in the amount of $229.9 million.

Cash flows used in financing were the result of repurchases of stock totaling $41.9 million and the payment of dividends in the amount of $25.9 million during the period.

Liquidity and Capital Resources

Cash flow from operations is expected to be our primary source of liquidity in fiscal 2005. Our sources of liquidity also include cash and cash equivalents of $653.9 million at March 31, 2005 and the available financing facilities listed below (in millions):

Financing Facility	Expiration	Borrowings at March 31, 2005	Available at March 31, 2005
Revolving Credit Facility	June 2009	None	$400.0
Discretionary	Various times within the next 12 months	$.9	44.4

In June 2004, the Company replaced its then existing credit facility with a revolving credit facility (the “Revolving Credit Facility”) that permits borrowings up to $400 million in principal amount. The Revolving Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $20 million sublimit for swingline loans. Swingline loans have short-term maturities and the remaining amounts outstanding under the Revolving Credit Facility become due and payable in June 2009. Interest on outstanding borrowings is charged based on prevailing market rates. The Company is charged various fees in connection with the Revolving Credit Facility, including a commitment fee based on the average daily unused portion of the commitment, totaling $0.1 million for the six months ended March 31, 2005. In addition, the Revolving Credit Facility charges a utilization fee on all outstanding loans and letters of credit when usage of the Revolving Credit Facility exceeds 33%, though there were no such charges in fiscal 2005 to date or fiscal 2004. There were no outstanding borrowings under the Revolving Credit Facility at March 31, 2005.

The Revolving Credit Facility includes various customary covenants and other provisions, including the maintenance of certain profitability and solvency ratios, none of which materially restrict the Company’s activities. The Company is currently in compliance with all covenants imposed by the terms of the Revolving Credit Facility.

In addition to the Revolving Credit Facility, the Company had $45.3 million in various unsecured, discretionary lines of credit at December 31, 2004, which expire at various dates within the next 12 months. There are no requirements for commitment fees or compensating balances in connection with these lines of credit, and interest on borrowings is based on prevailing market rates. There was $.9 million and $5.9 million in outstanding borrowings under these lines of credit at March 31, 2005 and September 30, 2004, respectively.

Management believes that cash flow from operations combined with cash and cash equivalents, the Revolving Credit Facility, and other discretionary credit facilities provide the Company with sufficient capital resources and liquidity to manage its routine operations, meet debt service obligations, fund projected capital expenditures, repurchase common stock, pay a regular quarterly dividend and support the development of our short-term and long-term operating strategies. If the discretionary lines of credit are not renewed, or if borrowings under these lines of credit otherwise become unavailable, the Company expects to refinance this debt by arranging additional committed bank facilities or through other long-term borrowing alternatives.

At March 31, 2005 and September 30, 2004, the Company had issued and outstanding $78.9 million of unsecured 7% Series B Notes due February 1, 2006, net of discount, which are classified as current based on their maturity date.

On April 24, 2002 the Company sold Convertible Senior Notes due 2022 with a face value at maturity of $516.4 million (gross proceeds of $408.4 million). The notes are unsecured senior obligations that rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The Company used the aggregate net proceeds of $400.1 million to fund a substantial portion of the purchase price of its acquisition of OSCA, which closed on May 31, 2002, and for general corporate purposes. There were $422.0 million and $419.6 million outstanding under the convertible senior notes at March 31, 2005 and September 30, 2004, respectively. On March 25, 2005 the Company called for the redemption of all of its outstanding convertible senior notes. The redemption date was April 25, 2005 with an aggregate redemption price of $422.4 million. The redemption of the notes was funded with cash.

Cash Requirements

As described above, the Company redeemed the convertible senior notes in April 2005. The redemption was funded entirely with cash.

The Company anticipates capital expenditures to be approximately $290 million in fiscal 2005, compared to $201 million in fiscal 2004, $167 million in fiscal 2003 and $179 million in fiscal 2002. The 2005 capital expenditure program is expected to consist primarily of spending for the enhancement of the Company’s existing pressure pumping equipment, continued investment in the U.S. fleet recapitalization initiative and stimulation expansion internationally. In 1998, the Company embarked on a program to replace its aging U.S. fracturing pump fleet with new, more efficient and higher horsepower pressure pumping equipment. During fiscal 2004, the Company expanded this U.S. fleet recapitalization initiative to include additional equipment, such as cementing, nitrogen and acidizing and will begin recapitalizing the pressure pumping equipment in Canada in fiscal 2005. The actual amount of fiscal 2005 capital expenditures will depend primarily on maintenance requirements and expansion opportunities.

In fiscal 2005, the Company’s minimum pension and postretirement funding requirements are anticipated to be approximately $9.0 million, and the Company has contributed $5.4 million during the six months ended March 31, 2005.

Due to the expiration of favorable tax provisions on depreciation and the usage of tax credits and other tax attributes in fiscal 2004, we expect an incremental increase in cash paid for income taxes of at least $45 million in fiscal 2005.

The Company anticipates paying cash dividends in the amount of $.08 per common share on a quarterly basis in fiscal 2005. Based on the shares outstanding on September 30, 2004, the aggregate annual amount would be $52.0 million. However, dividends are subject to the approval of the Company’s Board of Directors each quarter, and the Board has the ability to change the dividend policy at any time.

The Company expects that cash and cash equivalents and cash flow from operations will generate sufficient cash flow to fund all of the cash requirements described above.

Off Balance Sheet Transactions

In December 1999, the Company contributed certain pumping service equipment to a limited partnership. The Company owns a 1% interest in the limited partnership. The equipment is used to provide services to the Company’s customers for which the Company pays a service fee over a period of at least six years, but not more than 13 years, at approximately $12 million annually. This is accounted for as an operating lease and is included in “Obligations under equipment financing arrangements” in the Contractual Obligations section below. The Company assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46, Consolidation of Variable Interest Entities. However, the Company was not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 13 years. The balance of the deferred gain was $24.8 million and $26.6 million as of March 31, 2005 and September 30, 2004, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. The Company received partnership approval in April 2005 to substitute certain pumping service equipment and has accounted for it as an exchange of like-kind assets with no earnings impact since the earnings process has not yet culminated. As a result of the substitutions, the deferred gain was reduced by $1.1 million. In September 2010, the Company has the option, but not the obligation, to purchase the pumping service equipment for approximately $32 million.

In 1997, the Company contributed certain pumping service equipment to a limited partnership. The Company owns a 1% interest in the limited partnership. The equipment is used to provide services to the Company’s customers for which the Company pays a service fee over a period of at least eight years, but not more than 13 years of approximately $10 million annually. This is accounted for as an operating lease and is included in “Obligations under equipment financing arrangements” in the Contractual Obligations section below. The Company assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46, Consolidation of Variable Interest Entities. However, the Company was not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 12 years. The balance of the deferred gain was $0.3 million and $0.4 million as of March 31, 2005 and September 30, 2004, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. In June 2009, the Company has the option, but not the obligation, to purchase the pumping service equipment for approximately $27 million.

Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123-Revised 2004 (“SFAS No. 123(R)”), Share–Based Payment. This is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. In accordance with APB 25, the Company does not record compensation expense for stock-based compensation. Under SFAS 123(R), the Company will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). Employee stock purchase plans will not result in recognition of compensation cost if certain conditions are met. The cost will initially be measured based on its current fair value, which will be subsequently remeasured at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123(R), will be recognized as an addition to paid-in capital. This is effective for the first quarter of the first fiscal year beginning after June 15, 2005. The Company is currently in the process of evaluating the impact of SFAS No. 123(R) on its financial statements, including different option-pricing models, and will adopt SFAS 123(R) in the first quarter of fiscal 2006. However, based on the Black-Scholes option pricing model historically used for the disclosures in the stock-based compensation information, it is estimated that the Company will have an additional expense of approximately $14 million (after tax) in the consolidated statement of operations if the levels of stock-options granted in fiscal 2004 remain the same.

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

Forward Looking Statements

This document, including the sections labeled “Outlook,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 concerning, among other things, the Company’s prospects, expected revenues, expenses and profits, developments and business strategies for its operations, all of which are subject to certain risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms and phrases such as “expect,” “estimate,” “project,” “believe,” “achievable,” “anticipate” and similar terms and phrases. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such statements are subject to:

•	fluctuating prices of crude oil and natural gas,

•	conditions in the oil and natural gas industry, including drilling activity,

•	reduction in prices or demand for our products and services and level of acceptance of price book increases in our markets,

•	general global economic and business conditions,

•	international political instability, security conditions, and hostilities,

•	the Company’s ability to expand its products and services (including those it acquires) into new geographic markets,

•	our ability to generate technological advances and compete on the basis of advanced technology,

•	risks from operating hazards such as fire, explosion, blowouts and oil spills,

•	litigation for which insurance and customer agreements do not provide protection,

•	adverse consequences that may be found in or result from our ongoing internal investigation, including potential financial consequences and governmental actions, proceedings, charges or penalties,

•	changes in currency exchange rates,

•	weather conditions that affect conditions in the oil and natural gas industry,

•	the business opportunities that may be presented to and pursued by the Company,

•	competition and consolidation in the Company’s business, and

•	changes in law or regulations and other factors, many of which are beyond the control of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The table below provides information about the Company’s market sensitive financial instruments and constitutes a “forward-looking statement.” The Company’s major market risk exposure is to foreign currency fluctuations internationally. The Company’s interest rate risk has decreased due to the redemption of the convertible notes during April 2005. The Company’s remaining debt instruments do not present significant market risk to the Company.

Periodically, the Company borrows funds which are denominated in foreign currencies, which exposes the Company to market risk associated with exchange rate movements. There were no such borrowings denominated in foreign currencies at March 31, 2005. When the Company believes prudent, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such forward foreign exchange contracts at March 31, 2005. The expected maturity dates and fair value of our market risk sensitive instruments are stated below (in thousands). All items described are non-trading and are stated in U.S. dollars.

	Expected Maturity Dates							Fair Value
	2005	2006	2007	2008	2009	Thereafter	Total	3/31/05
SHORT-TERM BORROWINGS

Bank borrowings; U.S. $ denominated Average variable interest rate – 6.75% at March 31, 2005	$933						$933	$933

LONG-TERM BORROWINGS

7% Series B Notes-U.S. $ denominated Fixed interest rate – 7%		78,959					78,959	80,934

1.625% Convertible Notes U.S. denominated Fixed interest rate – 1.625%(1)	421,975						421,975	424,491

Total	$422,908	$78,959	—	—	—	—	$501,867	$506,358

(1)	As described in Note 5, these notes were redeemed on April 25, 2005.

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

Newfield Litigation

On April 4, 2002, a jury rendered a verdict adverse to OSCA in connection with litigation pending in the United States District Court for the Southern District of Texas (Houston). The lawsuit, filed by Newfield Exploration on September 29, 2000, arose out of a blowout that occurred in 1999 on an offshore well owned by Newfield. The jury determined that OSCA’s negligence caused or contributed to the blowout and that it was responsible for 86% of the damages suffered by Newfield. The total damage amount awarded to Newfield was $15.5 million (excluding pre- and post-judgment interest). The Court delayed entry of the final judgment in this case pending the completion of the related insurance coverage litigation filed by OSCA against certain of its insurers and its former insurance broker. The Court elected to conduct the trial of the insurance coverage issues based upon the briefs of the parties. In the interim, the related litigation filed by OSCA against its former insurance brokers for errors and omissions in connection with the policies at issue in this case has been stayed. On February 28, 2003, the Court issued its final judgement in connection with the Newfield claims, based upon the jury’s verdict. The total amount of the verdict against OSCA is $15.6 million, inclusive of interest. At the same time, the Court issued its ruling on the related insurance dispute finding that OSCA’s coverage for this loss is limited to $3.8 million. Motions for New Trial have been denied by the Judge and the case is now on appeal to the U.S. Court of Appeals for the Fifth Circuit, both with regard to the liability case and the insurance coverage issues. Oral argument was held on April 4, 2005, and the parties are awaiting a ruling. Great Lakes Chemical Corporation, which formerly owned the majority of the outstanding shares of OSCA, has agreed to indemnify the Company for 75% of any uninsured liability in excess of $3 million arising from the Newfield litigation. Taking this indemnity into account, the Company’s share of the uninsured portion of the verdict is approximately $5.6 million. The Company is fully reserved for its share of this liability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1– 31, 2005	0	0	0	$247 million
February 1 – 28, 2005	256,700	$46.94	256,700	$235 million
March 1 – 31, 2005	518,300	$49.80	518,300	$209 million
TOTAL	775,000	$48.83	775,000	$209 million

(1)	On December 19, 1997, the Company’s Board of Directors authorized a stock repurchase program of up to $150 million (subsequently increased to $300 million in May 1998, to $450 million in September 2000, to $600 million in July 2001 and again to $750 million in October 2001). Repurchases are made at the discretion of the Company’s management and the program will remain in effect until terminated by the Company’s Board of Directors.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on March 24, 2005. Proxies for the

Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. The Board of Directors nominated L. William Heiligbrodt, James L. Payne and J. W. Stewart for re-election at the Annual Meeting. There was no solicitation in opposition to these nominees, and the nominees were re-elected. The number of votes for and withheld with respect to the nominees were as follows:

Nominee	Votes For	Withheld
L. William Heiligbrodt	144,871,649	4,644,736
James L. Payne	147,957,298	1,559,086
J. W. Stewart	144,931,334	4,585,051

In addition, the following directors continued in office after the Annual Meeting: John R. Huff, Don D. Jordan, Michael E. Patrick and William H. White.

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

BJ Services Company
(Registrant)

Date: May 10, 2005	By:	/s/ J. W. Stewart
J. W. Stewart
Chairman of the Board, President
and Chief Executive Officer

Date: May 10, 2005	By:	/s/ T. M. Whichard
T. M. Whichard
Vice President, Finance
and Chief Financial Officer