Form 10-Q
period 2005-06-30
BJ SERVICES CO
filed 2005-08-09
CIK 864328

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

There were 161,171,575 shares of the registrant’s common stock, $.10 par value, outstanding as of August 5, 2005.

BJ SERVICES COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BJ SERVICES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenue	$817,261	$658,662	$2,350,906	$1,906,521
Operating expenses:
Cost of sales and services	587,826	498,484	1,711,505	1,440,320
Research and engineering	13,370	11,923	38,915	34,256
Marketing	23,497	20,788	67,342	60,218
General and administrative	28,365	20,133	77,066	58,041
Loss on disposal of assets	184	1,117	1,514	2,045

Total operating expenses	653,242	552,445	1,896,342	1,594,880

Operating income	164,019	106,217	454,564	311,641
Interest expense	(2,219)	(3,975)	(9,977)	(12,321)
Interest income	2,272	1,279	8,844	2,997
Other income/(expense) - net	(1,764)	83,604	7,555	83,008

Income before income taxes	162,308	187,125	460,986	385,325
Income tax expense	48,115	57,838	142,206	121,262

Net income	$114,193	$129,287	$318,780	$264,063

Earnings per share (Note 11):
Basic	$.71	$.80	$1.97	$1.65
Diluted	$.70	$.79	$1.94	$1.62

Weighted average shares outstanding (Note 11):
Basic	161,552	160,882	162,090	159,735
Diluted	164,229	163,915	164,730	163,034

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

(In thousands)

	June 30, 2005	September 30, 2004
ASSETS

Current assets:
Cash and cash equivalents	$260,302	$424,725
Short-term investments	—	229,930
Receivables - net	624,384	544,946
Inventories:
Products	140,033	125,174
Work in process	4,491	2,656
Parts	73,800	55,040

Total inventories	218,324	182,870
Deferred income taxes	16,827	10,768
Other current assets	34,121	30,484

Total current assets	1,153,958	1,423,723
Property - net	1,035,318	913,713
Deferred income taxes	64,394	64,461
Goodwill	885,212	885,905
Other assets	45,847	42,872

	$3,184,729	$3,330,674

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$280,607	$247,230
Short-term borrowings	1,755	3,754
Current portion of long-term debt (Note 5)	78,972	419,585
Accrued employee compensation and benefits	86,284	78,049
Income and other taxes	75,852	62,803
Accrued insurance	18,331	14,797
Other accrued liabilities	92,846	83,673

Total current liabilities	634,647	909,891
Long-term debt	—	78,936
Deferred income taxes	86,101	89,009
Other long-term liabilities	156,541	158,702
Commitments and contingencies (Note 7)
Stockholders’ equity	2,307,440	2,094,136

	$3,184,729	$3,330,674

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)

	Common Stock Shares	Common Stock	Capital In Excess of Par	Treasury Stock	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, September 30, 2004	161,869	$17,376	$994,724	$(268,410)	$(6,961)	$1,358,315	$(908)	$2,094,136
Comprehensive income:
Net income						95,033
Other comprehensive income, net of tax:
Cumulative translation adjustments							4,715
Comprehensive income								99,748
Reissuance of treasury stock for:
Stock options	252			5,539		(910)		4,629
Stock purchase plan	418			9,523		2,628		12,151
Purchase of treasury stock	(88)			(4,004)				(4,004)
Dividends declared						(12,996)		(12,996)
Stock performance plan grant			6,468		(6,468)			—
Revaluation of stock performance awards			(957)		957			—
Recognition of unearned compensation					982			982

Balance, December 31, 2004	162,451	$17,376	$1,000,235	$(257,352)	$(11,490)	$1,442,070	$3,807	$2,194,646

Comprehensive income:
Net income						109,554
Other comprehensive income, net of tax:
Cumulative translation adjustments							1,501
Comprehensive income								111,055
Reissuance of treasury stock for:
Stock options	151			3,591		33		3,624
Purchase of treasury stock	(775)			(37,862)				(37,862)
Dividends declared						(13,000)		(13,000)
Director stock plan issuance	5		(121)	121				—
Revaluation of stock performance awards			1,882		(1,882)			—
Recognition of unearned compensation					2,159			2,159

Balance, March 31, 2005	161,832	$17,376	$1,001,996	$(291,502)	$(11,213)	$1,538,657	$5,308	$2,260,622

Comprehensive income:
Net income						114,193
Other comprehensive income, net of tax:
Cumulative translation adjustments							(2,556)
Comprehensive income								111,637
Reissuance of treasury stock for:
Stock options	149			3,681		(153)		3,528
Purchase of treasury stock	(1,129)			(56,494)				(56,494)
Dividends declared						(12,981)		(12,981)
Director stock plan			598					598
Revaluation of stock performance awards			(857)		857			—
Recognition of unearned compensation					530			530

Balance, June 30, 2005	160,852	$17,376	$1,001,737	$(344,315)	$(9,826)	$1,639,716	$2,752	$2,307,440

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$318,780	$264,063
Adjustments to reconcile net income to cash provided by operating activities:
Minority interest	3,704	2,000
Amortization of unearned compensation	4,269	2,254
Depreciation and amortization	99,531	93,908
Loss on disposal of assets	1,514	2,045
Deferred income taxes	(14,459)	48,885
Changes in:
Receivables	(80,967)	(56,551)
Inventories	(35,793)	(11,799)
Prepaid expenses	(4,983)	(5,154)
Accounts payable	34,227	7,319
Other current assets and liabilities	29,256	10,693
Other - net	7,157	17,484

Net cash provided by operating activities	362,236	375,147

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(225,602)	(139,329)
Proceeds from disposal of assets	8,857	927
Proceeds/(Purchases) of U.S. Treasury securities	229,774	(229,774)
Acquisitions of businesses, net of cash acquired	—	(15,242)

Net cash provided by (used in) investing activities	13,029	(383,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term borrowings, net	(1,999)	(4,362)
Repayments of long-term borrowings, net	(422,369)	—
Dividends paid to shareholders	(38,920)	—
Purchase of Treasury stock	(98,360)	—
Debt issuance costs	—	(1,042)
Proceeds from exercise of stock options and stock purchase plan	21,906	43,521

Net cash (used in) provided by financing activities	(539,742)	38,117

Effect of exchange rate changes on cash	54	(342)

(Decrease)/Increase in cash and cash equivalents	(164,423)	29,504
Cash and cash equivalents at beginning of period	424,725	277,666

Cash and cash equivalents at end of period	$260,302	$307,170

Cash Paid for Interest and Taxes:
Interest	$5,059	$5,180
Taxes	140,006	63,440

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 General

In the opinion of management, the unaudited consolidated condensed financial statements of BJ Services Company (the “Company”) include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of its financial position and statement of stockholders’ equity as of June 30, 2005, its results of operations for the three and nine-month periods ended June 30, 2005 and 2004, and cash flows for the nine-month periods ending June 30, 2005 and 2004. The consolidated condensed statement of financial position at September 30, 2004 is derived from the September 30, 2004 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and nine-month periods ended June 30, 2005 and cash flows for the nine-month period ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

Certain amounts for fiscal 2004 have been reclassified in the accompanying consolidated condensed financial statements to conform to the current year presentation.

Note 2 Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of common shares outstanding during each period and the assumed exercise of dilutive instruments (stock option plans, stock purchase plan, and stock incentive plan) less the number of treasury shares assumed to be purchased with the exercise proceeds using the average market price of the Company’s common stock for each of the periods presented. No dilutive effect has been included for the convertible senior notes issued April 24, 2002, as the Company called for the redemption of these notes on March 25, 2005 and funded the redemption with cash on April 24, 2005 (see Note 5).

The following table presents information necessary to calculate earnings per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net income	$114,193	$129,287	$318,780	$264,063

Weighted-average common shares outstanding	161,552	160,882	162,090	159,735

Basic earnings per share	$.71	$.80	$1.97	$1.65

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Weighted-average common and dilutive potential common shares outstanding:
Weighted-average common shares outstanding	161,552	160,882	162,090	159,735
Assumed exercise of stock options(1)	2,677	3,033	2,640	3,299

	164,229	163,915	164,730	163,034

Diluted earnings per share	$.70	$.79	$1.94	$1.62

(1)	For the three and nine months ended June 30, 2005 and 2004, no options were antidilutive.

On July 28, 2005, the Board of Directors declared a 2 for 1 stock split, effected in the form of a stock dividend to be paid September 1, 2005, to shareholders of record on August 18, 2005. See Note 11 for the pro-forma effect on a post-split basis to earnings per share as if the effective date of the split had occurred as of the dates of the financial statements presented.

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

The following pro forma table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to the Company’s Employee Stock Purchase Plan and the incentive plans (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004(1)
Net income, as reported	$114,193	$129,287	$318,780	$264,063
Add: total stock-based employee compensation expense included in reported net income, net of tax	1,128	774	4,269	2,254
Less: total stock-based employee compensation expense determined under SFAS 123 for all awards, net of tax	(3,377)	(1,575)	(11,047)	(16,061)

Net income, pro forma	$111,944	$128,486	$312,002	$250,256

Earnings per share:
Basic, as reported	$.71	$.80	$1.97	$1.65
Basic, pro forma	$.69	$.80	$1.92	$1.57
Diluted, as reported	$.70	$.79	$1.94	$1.62
Diluted, pro forma	$.68	$.78	$1.89	$1.53

(1)	In October and November 2001, the Company granted approximately 100% more shares than is typically granted, and therefore only a minimal amount was issued in the subsequent year. Given the three-year vesting schedule of these awards, stock-based compensation expense was higher in fiscal 2002, 2003 and 2004.

As discussed in Note 10, in December 2004, the FASB issued SFAS No. 123-Revised 2004 (“SFAS 123(R)”), Share–Based Payment. This is a revision of SFAS 123 and supersedes APB No. 25, Accounting for Stock Issued to Employees. Under SFAS 123(R), the Company will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). This is effective for the first quarter of the first fiscal year beginning after June 15, 2005. The Company will adopt SFAS 123(R) in the first quarter of fiscal 2006, using the modified prospective method.

Under the modified prospective method the Company will recognize expense beginning October 1, 2005 on any unvested awards granted prior to the adoption date of October 1, 2005 over the remaining vesting period of the awards. In addition, any new awards granted after the adoption date will be expensed over the vesting period of the award. The Company currently uses a Black-Scholes option pricing model for disclosures of stock-based compensation information and plans on continuing to use this model under SFAS 123(R).

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

Business Segments

	U.S./Mexico Pressure Pumping	International Pressure Pumping	Other Oilfield Services	Corporate	Total
	(in thousands)
Three Months Ended June 30, 2005

Revenues	$447,370	$233,288	$136,543	$60	$817,261
Operating income (loss)	143,706	16,807	21,478	(17,972)	164,019

Three Months Ended June 30, 2004

Revenues	$341,692	$192,469	$124,283	$218	$658,662
Operating income (loss)	94,582	4,271	16,981	(9,617)	106,217

Nine Months Ended June 30, 2005

Revenues	$1,212,196	$764,111	$374,175	$424	$2,350,906
Operating income (loss)	368,238	93,395	42,404	(49,473)	454,564
Identifiable assets	1,042,642	1,130,777	560,800	450,510	3,184,729

Nine Months Ended June 30, 2004

Revenues	$923,690	$662,444	$319,631	$756	$1,906,521
Operating income (loss)	234,995	68,630	37,669	(29,653)	311,641
Identifiable assets	882,892	1,046,675	533,168	666,742	3,129,477

A reconciliation from the segment information to consolidated income before income taxes is set forth below (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Total operating profit for Reportable segments	$164,019	$106,217	$454,564	$311,641
Interest expense	(2,219)	(3,975)	(9,977)	(12,321)
Interest income	2,272	1,279	8,844	2,997
Other income (expense) – net	(1,764)	83,604	7,555	83,008

Income before income taxes	$162,308	$187,125	$460,986	$385,325

Note 5. Debt

On April 25, 2005, the Company redeemed all of its outstanding Convertible Senior Notes due 2022. The redemption price of $422.4 million was funded with cash.

The unsecured 7% Series B Notes in the amount of $79.0 million are due February 1, 2006, and as such, have been classified as current.

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

During the quarter ended June 30, 2005, goodwill was increased by $1.6 million due to the resolution of certain pre-acquisition tax contingencies. Accordingly, the detriment represents an increase in the amount of goodwill originally recorded in the acquisition.

Note 7. Commitments and Contingencies

Litigation

The Company, through performance of its service operations, is sometimes named as a defendant in litigation, usually relating to claims for bodily injuries or property damage (including claims for well or reservoir damage). The Company maintains insurance coverage against such claims to the extent deemed prudent by management. Further, through a series of acquisitions, the Company assumed responsibility for certain claims and proceedings made against the Western Company of North America (“Western”), Nowsco Well Service Ltd.(“Nowsco”), OSCA and other companies whose stock we acquired in connection with their businesses. Some, but not all, of such claims and proceedings will continue to be covered under insurance policies of the Company’s predecessors that were in place at the time of the acquisitions.

Although the outcome of the claims and proceedings against the Company (including Western, Nowsco and OSCA) cannot be predicted with certainty, management believes that there are no existing claims or proceedings that are likely to have a material adverse effect on the Company’s financial position or results of operations for which it has not already provided.

Halliburton – Python Litigation

On June 27, 2002, Halliburton Energy Services, Inc. filed suit against the Company and Weatherford International, Inc. for patent infringement in connection with drillable bridge plug tools. These tools are used to isolate portions of a well for stimulation work, after which the plugs are milled out using coiled tubing or a workover rig. Halliburton claims that tools offered by the Company (under the trade name “Python”) and Weatherford infringe two of its patents for a tool constructed of composite material. The lawsuit was filed in the United States District Court for the Northern District of Texas (Dallas). Halliburton requested that the District Court issue a temporary restraining order and a preliminary injunction against both Weatherford and the Company to prevent either company from selling competing tools. On March 4, 2003, the District Court issued its opinion denying Halliburton’s requests. The Court denied Halliburton’s motion to reconsider and Halliburton filed an appeal with the Court of Appeals for the Federal Circuit. Oral arguments took place on June 10, 2004, and on June 14, 2004, the Court of Appeals issued its ruling affirming the District Court’s opinion. On July 6, 2004, Halliburton submitted both of its patents for re-examination to the U.S. Patent Office, seeking to re-affirm the validity of its patents. The Company has filed its own request for re-examination of the patents. The lawsuit pending in the Northern District of Texas was dismissed on November 16, 2004, at the request of Halliburton. The dismissal was “without prejudice,” meaning that Halliburton has the right to re-file this lawsuit and may do so depending on the outcome of the re-examination process referenced above. The Court has denied the Company’s motion requesting that the case be reinstated solely for the purpose of conducting a Markman hearing to construe the claims in the Halliburton patent. Irrespective of the outcome of the pending patent re-examination, the Company does not expect the outcome of this matter to have a material adverse effect on its financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of this matter or future lawsuits, if any, that may be filed.

Newfield Litigation

On April 4, 2002, a jury rendered a verdict adverse to OSCA in connection with litigation pending in the United States District Court for the Southern District of Texas (Houston). The lawsuit, filed by Newfield Exploration on September 29, 2000, arose out of a blowout that occurred in 1999 on an offshore well owned by Newfield. The jury determined that OSCA’s negligence caused or contributed to the blowout and that it was responsible for 86% of the damages suffered by Newfield. The total damage amount awarded to Newfield was $15.5 million (excluding pre- and post-judgment interest). The Court delayed entry of the final judgment in this case pending the completion of the related insurance coverage litigation filed by OSCA against certain of its insurers and its former insurance broker. The Court elected to conduct the trial of the insurance coverage issues based upon the briefs of the parties. In the interim, the related litigation filed by OSCA against its former insurance brokers for errors and omissions in connection with the policies at issue in this case has been stayed. On February 28, 2003, the Court issued its final judgement in connection with the Newfield claims, based upon the jury’s verdict. The total amount of the verdict against OSCA is $15.6 million, inclusive of interest. At the same time, the Court issued its ruling on the related insurance dispute finding that OSCA’s coverage for this loss is limited to $3.8 million. Motions for New Trial have been denied by the Judge, and the case is now on appeal to the U.S. Court of Appeals for the Fifth Circuit, both with regard to the liability case and the insurance coverage issues. Oral argument was held on April 4, 2005, and the parties are awaiting a ruling. Great Lakes Chemical Corporation, which formerly owned the majority of the outstanding shares of OSCA, has agreed to indemnify the Company for 75% of any uninsured liability in excess of $3 million arising from the Newfield litigation. Taking this indemnity into account, the Company’s share of the uninsured portion of the verdict is approximately $5.6 million. The Company is fully reserved for its share of this liability.

Asbestos Litigation

In August 2004, certain predecessors of the Company were named as defendants in four lawsuits filed in the Circuit Courts of Jones and Smith Counties in Mississippi. These four lawsuits include 118 individual plaintiffs alleging that they suffer various illnesses from exposure to asbestos. The lawsuits assert claims of unseaworthiness, negligence, and strict liability, all based upon the status of the Company’s predecessors as Jones Act employers. These cases include numerous defendants and, in general, the defendants are all alleged to have manufactured, distributed or utilized products containing asbestos. No discovery has been conducted to date, and the Company has not been provided with sufficient information to determine the number of plaintiffs who claim to have been exposed to asbestos while employed by the Company, the capacity in which they were employed, nor their medical condition. Accordingly, the Company is unable to estimate its potential exposure to these lawsuits. The Company and its predecessors in the past maintained insurance which it believes will be available to address any liability arising from these claims. In addition to the Jones Act cases, the Company has been named in a small number of additional asbestos cases. The allegations in these cases vary, but generally include claims that the Company provided some unspecified product or service which contained or utilized asbestos. Some of the allegations involve claims that the Company is the successor to the Byron Jackson Company. To date, the Company has been successful in obtaining dismissals of such cases without any payment in settlements or judgments. The Company intends to defend itself vigorously in all of these cases and, based on the information available to the Company at this time, the Company does not expect the outcome of these lawsuits to have a material adverse effect on its financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these lawsuits or additional similar lawsuits, if any, that may be filed.

U.S. Commerce Department Settlement Agreement

The Company entered into a Settlement Agreement dated July 7, 2005 with the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) regarding violations of certain export laws which occurred between 1999 and 2002. These violations relate to a total of 13 unlicensed shipments of chemical products made during this time frame. These products were used in the Company’s oilfield operations in China, Russia and Colombia, and contained chemical compounds as ingredients that are regulated under the Export Administration Regulations as precursors for weapons or drugs. While none of these products left the control of the Company or its subsidiaries, the concentration of the restricted chemical compounds in the products triggered the requirement for an export license when shipped from the United States. The Company detected these unlicensed shipments during a review of its export records and voluntarily reported the violations to the BIS. The Settlement Agreement requires the payment of a fine by the Company in the amount of $142,450 (which has been paid) and that the Company submit a self-audit of its export compliance program to the BIS no later than twenty four months following the entry of the Settlement Agreement.

Environmental

Federal, state and local laws and regulations govern the Company’s operation of underground fuel storage tanks. Rather than incur additional costs to restore and upgrade tanks as required by regulations, management has opted to remove the existing tanks. The Company has completed the removal of these tanks and has remedial cleanups in progress related to the tank removals. In addition, the Company is conducting environmental investigations and remedial actions at current and former company locations and, along with other companies, is currently named as a potentially responsible party at four waste disposal sites owned by third parties. An accrual of approximately $1.6 million has been established for such environmental matters, which is management’s best estimate of the Company’s portion of future costs to be incurred. Insurance is also maintained for environmental liabilities.

Lease and Other Long-Term Commitments

In December 1999, the Company contributed certain pumping service equipment to a limited partnership. The Company owns a 1% interest in the limited partnership. The equipment is used to provide services to the Company’s customers for which the Company pays a service fee over a period of at least six years, but not more than 13 years, at approximately $12 million annually. This is accounted for as an operating lease and is included in “Obligations under equipment financing arrangements” in the Contractual Obligations section below. The Company assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46, Consolidation of Variable Interest Entities. However, the Company was not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 13 years. The balance of the deferred gain was $22.9 million and $26.6 million as of June 30, 2005 and September 30, 2004, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. The Company received partnership approval in April 2005 to substitute certain pumping service equipment and has accounted for it as an exchange of like-kind assets with no earnings impact since the earnings process has not yet culminated. As a result of the substitutions, the deferred gain was reduced by $1.1 million. In September 2010, the Company has the option, but not the obligation, to purchase the pumping service equipment for approximately $32 million.

In August 1997, the Company contributed certain pumping service equipment to a limited partnership. The Company owns a 1% interest in the limited partnership. The equipment is used to provide services to the Company’s customers for which the Company pays a service fee over a period of at least eight years, but not more than 13 years, of approximately $10 million annually. This is accounted for as an operating lease and is included in “Obligations under equipment financing arrangements” in the Contractual Obligations section below. The Company assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46, Consolidation of Variable Interest Entities. However, the Company was not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 12 years. The balance of the deferred gain was $0.3 million and $0.4 million as of June 30, 2005 and September 30, 2004, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. In June 2009, the Company has the option, but not the obligation, to purchase the pumping service equipment for approximately $27 million.

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

The Company arranges for the issuance of a variety of bank guarantees, performance bonds and standby letters of credit. The vast majority of these are issued in connection with contracts the

Company, or a subsidiary, has entered into with its customers. The customer has the right to call on the bank guarantee, performance bond or standby letter of credit in the event that the Company, or the subsidiary, defaults in the performance of the services. These instruments are required as a condition to the Company, or the subsidiary, being awarded the contract, and are typically released upon completion of the contract. The balance of these instruments are predominantly standby letters of credit issued in connection with a variety of the Company’s financial obligations, such as in support of fronted insurance programs, claims administration funding, certain employee benefit plans and temporary importation bonds. The following table summarizes the Company’s other commercial commitments as of June 30, 2005 (in thousands):

		Amount of commitment expiration per period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Standby Letters of Credit	$28,803	$28,799	$4	$—	$—
Guarantees	184,138	145,060	25,815	7,973	5,290

Total Other Commercial Commitments	$212,941	$173,859	$25,819	$7,973	$5,290

Note 8. Supplemental Financial Information

Other income (expense), net for the three and nine months ended June 30 is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Minority interest	$(2,573)	$(687)	$(3,704)	$(2,000)

Non-operating net foreign exchange loss	(206)	199	(543)	(52)
Recovery of misappropriated funds	—	—	9,020	—
Halliburton award	—	86,413	—	86,413
Other, net	1,015	(2,321)	2,782	(1,353)

Other income (expense), net	$(1,764)	$83,604	$7,555	$83,008

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

The Company is continuing to investigate whether additional funds were misappropriated beyond the $9 million originally identified and to investigate other possible inappropriate actions. To date, additional misappropriations of at least $0.9 million have been identified. As the Company continues its investigation, further adjustments may be recorded in the Consolidated Statements of Operations, but no material adjustments are known at this time.

In October 2004, the Company also received whistleblower allegations that illegal payments to foreign officials were made in the Asia Pacific Region. The Audit Committee of the Board of Directors engaged independent counsel to conduct a separate investigation to determine whether any such illegal payments were made. The investigation, which is continuing, has found information indicating a significant likelihood that payments, which may have been illegal, were made to government officials in the Asia Pacific Region aggregating in excess of $1.5 million over several years. The Company has voluntarily disclosed information found in the investigation to the U.S. Department of Justice and Securities and Exchange Commission and is engaged in ongoing discussions with them. The investigation is also evaluating a question raised by the U.S. government regarding the propriety of a Company contract in a country of another region.

Note 9. Employee Benefit Plans

The Company has a U.S. Benefit Plan, Foreign Benefit Plans, and a Postretirement Benefit Plan, which are described in more detail in Note 9 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004. Below is the amount of net periodic benefit costs recognized under each plan (in thousands):

U.S. Defined Benefit Pension Plan

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Interest cost on projected benefit obligation	$957	$950	$2,871	$2,850
Expected return on plan assets	(1,336)	(1,002)	(4,008)	(3,006)
Net amortization and deferral	147	157	441	471

Net pension cost	$(232)	$105	$(696)	$315

For fiscal 2005, the Company has a minimum pension funding requirement of $1.1 million for the U.S. plan, which was completely funded in the three months ended December 31, 2004. This contribution was funded by cash flows from operating activities.

Foreign Defined Benefit Pension Plans

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Service cost for benefits earned	$1,669	$1,102	$5,007	$3,306
Interest cost on projected benefit obligation	1,918	1,558	5,754	4,674
Expected return on plan assets	(2,194)	(1,400)	(6,582)	(4,200)

Recognized actuarial loss	532	462	1,596	1,386
Net amortization and deferral	4	4	12	12

Net pension cost	$1,929	$1,726	$5,787	$5,178

In fiscal 2005, the Company will have a minimum pension funding requirement of $7.9 million for the foreign plans. Contributions in the amount of $6.0 million were made during the nine months ended June 30, 2005. These contributions have been and are expected to continue to be funded by cash flows from operating activities.

Postretirement Benefit Plan

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Service cost for benefits attributed to service during the period	$824	$729	$2,472	$2,187
Interest cost on accumulated postretirement benefit obligation	658	597	1,974	1,791

Net periodic postretirement benefit cost	$1,482	$1,326	$4,446	$3,978

Note 10. New Accounting Standards

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. This is a replacement of APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Under SFAS 154, all voluntary changes in accounting principle as well as changes pursuant to accounting pronouncements that do not include specific transition requirements, must be applied retrospectively to prior periods’ financial statements. Retrospective application requires the cumulative effect of the change be reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to beginning retained earnings. Each period presented must be adjusted to reflect the period specific effects of applying the change. Also, under the new statement, a change in accounting estimate continues to be accounted for in the period of change and in future periods if necessary. Corrections of errors should continue to be reported by restating prior period financial statements as of the beginning of the first period presented, if material. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS 154 on October 1, 2006. Adoption will not have a material impact on the Company’s financial position and results of operations, since SFAS 154 is to be applied prospectively.

In December 2004, the FASB issued SFAS No. 123-Revised 2004 (“SFAS 123(R)”), Share–Based Payment. This is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes APB No. 25, Accounting for Stock Issued to Employees. As noted in our employee stock-based compensation accounting policy described in our Annual Report on Form 10-K for the period ended September 30, 2004, the Company does not record compensation expense for stock-based compensation. Under SFAS 123(R), the Company will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123(R), will be recognized as an addition to paid-in capital. This is effective the quarter of the first fiscal year beginning after June 15, 2005 and the Company will adopt SFAS 123(R) using the modified prospective method.

Under the modified prospective method the Company will recognize expense beginning October 1, 2005 on any unvested awards granted prior to the adoption date of October 1, 2005 over the remaining vesting period of the awards. In addition, any new awards granted after the adoption date will be expensed over the vesting period of the award. The Company currently uses a Black-Scholes option pricing model for disclosures of stock-based compensation information and plans on continuing to use this model under SFAS 123(R). Based on the Black-Scholes option pricing model, it is estimated that the Company will have an additional annual expense of approximately $11 million (after tax) in the consolidated statement of operations if the stock-options granted remain at the same level as those granted in fiscal 2005.

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act contains new provisions that may impact the Company’s U.S. income tax liability in future years. The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. Under the guidance in FASB Staff Position No. 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. We do not expect that this deduction will have a material impact on our effective tax rate in future years. The Act is applicable to the Company beginning October 1, 2005.

In December 2004, the FASB issued FASB Staff Position No. 109–2 (“FSP 109–2”), Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act on a company’s income tax expense and deferred tax liability. FSP 109–2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The company is considering the possibility of remitting dividends in excess of $20 million and perhaps materially in excess of $20 million in its next fiscal year to claim the benefits of this new provision. Furthermore, the company believes that any residual US tax liability from this possible repatriation would be fully offset with excess foreign tax credits of the Company.

Note 11. Subsequent Events

On July 28, 2005, the Board of Directors declared a 2 for 1 stock split, effected in the form of a stock dividend to be paid September 1, 2005 to shareholders of record on August 18, 2005. The total number of authorized common stock shares and associated par value was unchanged by this action. However, all references to the number of shares outstanding and earnings per share in the consolidated statement of operations, Note 2, and Note 3 are presented on a pre-split basis.

The following table illustrates the pro forma effect on a post-split basis to the stockholders’ equity accounts as if the effective date of the split had occurred at June 30, 2005 and September 30, 2004:

	June 30, 2005		September 30, 2004
	(in thousands)
	As Presented	Pro Forma	As Presented	Pro Forma
Common Stock	$17,376	$34,752	$17,376	$34,752

Capital in Excess of Par	1,001,737	1,001,737	994,724	994,724
Treasury Stock	(344,315)	(344,315)	(268,410)	(268,410)
Unearned Compensation	(9,826)	(9,826)	(6,961)	(6,961)
Retained Earnings	1,639,716	1,622,340	1,358,315	1,340,939
Accumulated Other Comprehensive Income	2,752	2,752	(908)	(908)

Total Stockholders’ Equity	$2,307,440	$2,307,440	$2,094,136	$2,094,136

The following table illustrates the pro forma effect on a post-split basis to earnings per share as if the effective date of the split had occurred as of the dates of the financial statements presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Pro Forma Earnings per share:
Net Income
Basic	$.35	$.40	$.98	$.83
Diluted	$.35	$.39	$.97	$.81
Weighted Average Shares Outstanding
Basic	323,104	321,764	324,180	319,470
Diluted	328,458	327,830	329,460	326,068

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

The Company is continuing to investigate whether additional funds were misappropriated beyond the $9 million originally identified and investigate other possible inappropriate actions. To date, additional misappropriations of at least $0.9 million have been identified. Although unauthorized, the additional $0.9 million of misappropriations were an expense of the Company in the form of theft that were recorded in the Consolidated Statement of Operations in periods prior to April 2002. As the Company continues its investigation, further adjustments may be recorded in the Consolidated Statements of Operations, but no material adjustments are known at this time.

In October 2004, the Company also received whistleblower allegations that illegal payments to foreign officials were made in the Asia Pacific Region. The Audit Committee of the Board of Directors engaged independent counsel to conduct a separate investigation to determine whether any such illegal payments were made. The investigation, which is continuing, has found information indicating a significant likelihood that payments, which may have been illegal, were made to government officials in the Asia Pacific Region aggregating in excess of $1.5 million over several years. The Company has voluntarily disclosed information found in the investigation to the U.S. Department of Justice and Securities and Exchange Commission and is engaged in ongoing discussions with them. The investigation is also evaluating a question raised by the U.S. government regarding the propriety of a Company contract in a country of another region.

As discussed in our Annual Report on Form 10-K for the period ended September 30, 2004, the misappropriations and related accounting adjustments were possible because of certain internal control operating deficiencies. During fiscal 2002, the Company implemented policy changes worldwide for disbursements. In March 2005, the Company assigned a new Controller, an Assistant Controller and several new accountants to the Asia Pacific region. In addition, we have put in place Control and Process Improvement Managers at each of our six regional bases world-wide to document, enhance and test our control processes. The Company has also made several enhancements to its accounting policies and procedures. The Company is still in the process of reviewing its control policies and procedures and may make further enhancements.

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

Historical market conditions are reflected in the table below for the three and nine months ended June 30:

	Three Months Ended			Nine Months Ended
	2005	% Change	2004	2005	% Change	2004
Rig Count: (1)
U.S.	1,336	15%	1,164	1,288	14%	1,130
International(2)	1,157	11%	1,040	1,279	8%	1,188
Commodity Prices (average):
Crude Oil (West Texas Intermediate)	$53.11	39%	$38.31	$50.44	44%	$34.93
Natural Gas (Henry Hub)	$6.95	14%	$6.10	$6.60	18%	$5.61

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Incorporated rig count information.
(2)	Includes Mexico rig count of 116 and 113 for the three-month period ended June 30, 2005 and 2004, respectively, and 113 and 109 for the nine-month period ended June 30, 2005 and 2004, respectively.

U.S. Rig Count

Demand for the Company’s pressure pumping services in the U.S. is primarily driven by oil and natural gas drilling activity, which tends to be extremely volatile, depending on the current and anticipated prices of crude oil and natural gas. During the last 10 years, the lowest annual U.S. rig count averaged 601 in fiscal 1999 and the highest annual U.S. rig count is expected to be in fiscal 2005. The average rig count for the nine months ended June 30, 2005 is 1,288; the next highest annual rig count average was 1,172 in fiscal 2001.

The Company’s management estimates that the average U.S. rig count for fiscal 2005 will be approximately 14% higher than the average rig count in fiscal 2004 of 1,155. In determining forecasted rig activity, management reviews proprietary projected rig count data provided by a third party and has discussions with customers regarding their expectations for upcoming service requirements. Management analyzes the data obtained and an internal rig count projection is determined. Under normal circumstances and depending on the geographic mix and types of services provided, an increase in rig count will usually result in an increase in the Company’s revenue.

International Rig Count

Many countries in which we operate are subject to political, social and economic risks which may cause volatility within any given country. However, the Company’s international revenue is less volatile because we operate in approximately 49 countries, which provides some balance of risk. Due to the significant investment and complexity of international projects, management believes drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective with regard to oil and natural gas pricing. Additionally, the international market is dominated by major oil companies and national oil companies which tend to have different objectives and more operating stability than the typical independent producer in North America. During the last 10 years, the lowest annual international rig count (including Canada) averaged 828 in fiscal 1999 and the highest annual international rig count is expected to be in fiscal 2005. The average rig count for the nine months ended June 30, 2005 is 1,279; the next highest annual rig count average was 1,184 in fiscal 2004.

During the three and nine months ended June 30, 2005, active international drilling rigs (excluding Canada) averaged 916 and 885, respectively, compared to 838 and 791 rigs for the three months and nine months ended June 30, 2004, respectively. Based on the Company’s current information and assumptions, the Company expects international revenue outside of Canada to increase 15 to 20% for fiscal 2005 compared to fiscal 2004.

Canadian drilling activity averaged 241 and 394 active drilling rigs for the three and nine months ended June 30, 2005, respectively, compared to 202 and 408 rigs for the three and nine months ended June 30, 2004, respectively. Based on the Company’s current information and assumptions, the Company anticipates Canadian revenue to increase 15% to 20% during fiscal 2005, over fiscal 2004.

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

Results of Operations

The following table sets forth selected key operating statistics reflecting the Company’s financial results for the three and nine months ended June 30 (in millions):

	Three Months Ended			Nine Months Ended
	2005	% Change	2004	2005	% Change	2004
Consolidated revenue	$817.3	24%	$658.7	$2,350.9	23%	$1,906.5
Revenue by segment:
U.S./Mexico Pressure Pumping	447.4	31%	341.7	1,212.2	31%	923.7
International Pressure Pumping	233.3	21%	192.5	764.1	15%	662.4
Other Oilfield Services	136.5	10%	124.3	374.2	17%	319.6
Corporate	.1		.2	.4		.8

Consolidated operating income	$164.0	54%	$106.2	$454.6	46%	$311.6
Operating income by segment:
U.S./Mexico Pressure Pumping	143.7	52%	94.6	368.2	57%	235.0
International Pressure Pumping	16.8	291%	4.3	93.4	36%	68.6
Other Oilfield Services	21.5	26%	17.0	42.4	12%	37.7
Corporate	(18.0)		(9.6)	(49.4)		(29.7)

Consolidated Revenue and Operating Income: Higher drilling activity and pricing improvements in the U.S. market as well as increase in activity in the international markets, slightly offset by Mexico, contributed to the increase in revenue for the three month period ended June 30, 2005. Operating income also benefited from the above mentioned activity and pricing improvements.

For the nine months ended June 30, 2005, U.S. drilling increases and pricing improvements in the U.S. and Canada along with activity improvements in the Middle East and Latin America led to the increase in revenue. These increases were slightly offset by an overall decrease in revenue in Mexico. Operating income also benefited from the increased revenue described above.

See discussion below on individual segments for further revenue and operating income variance details.

U.S./Mexico Pressure Pumping Segment

Results for the three-month periods ended June 30, 2005 and 2004

A 15% increase in U.S. drilling activity and pricing improvement in the U.S. led to the increase in U.S./Mexico revenue compared to the same period in prior year. The benefits contributed by U.S. activity and pricing were reduced by declines in activity in the Burgos area of Mexico, due to our primary customer there curtailing spending on our contract in the area. As a result, Mexico revenue declined 56% compared to the same period in the prior year.

The increases in U.S. revenue described above contributed to an increase in operating income over the same period in the prior fiscal year. Utilization of newer, more efficient and more modern equipment also contributed to the increase in operating income. The “Business” section in the September 30, 2004 Annual Report on Form 10-K provides further information on the U.S. fleet recapitalization initiative. In addition, the pricing improvement described above directly increased operating income without any associated cost. As with revenue, the increase in U.S. operating income was slightly offset by the decrease in our Mexico operations described above.

Results for the nine- month periods ended June 30, 2005 and 2004

As discussed above, the revenue increase for the nine months ended June 30, 2005 was a result of an increase in U.S. drilling activity of 14% compared to the same period in the prior year and improved pricing in the U.S. As with the three months ended June 30, 2005, declines in activity in Mexico reduced revenue 36% for Mexico, which slightly offset the gains experienced in the U.S.

The increase in operating income from the same period in the prior year was primarily due to the same factors described previously, coupled with labor and equipment efficiency gains noted above. The average headcount increased 12% compared to the same period in the prior year, with revenue increasing 31%.

Outlook

Compared to levels experienced during the quarter ended June 30, 2005, the Company expects average rig count for the U.S. to increase 4% in the last quarter of fiscal 2005. In addition, the Company expects the U.S. to benefit from continued price improvement. Effective May 1, 2005, the Company issued a price book increase for its U.S. pressure pumping operations. The increase averages 15% above the former U.S. price book. The degree of customer acceptance of the price book increase will depend on activity levels and competitive pressures. The Company anticipates that 60% of customers will be on the new price book by September 30, 2005 and 75% by December 31, 2005. The Company also anticipates increasing average headcount 10% in the U.S. during fiscal 2005 over fiscal 2004 headcount.

Mexico revenue for the quarter ended September 30, 2005 is expected to remain the consistent with revenue amounts reported for the quarter ending June 30, 2005, as the outlook on activity we provide from integrated services in the Burgos area of Mexico remains uncertain. The Company anticipates revenue for Mexico to remain consistent in subsequent quarters compared to the quarter ended June 30, 2005.

International Pressure Pumping Segment

Results for the three-month periods ended June 30, 2005 and 2004

Demand increases for stimulation services in the Latin America, Europe/Africa, and Middle East markets were the primary reasons for the increase in revenue. Increased activity in Argentina and Venezuela and increased vessel activity in Brazil allowed for a 33% increase in

Latin America revenue compared to the same period in the prior year. Europe/Africa experienced a 30% increase in revenue due to increases in activity in Nigeria and the North Sea, while the Middle East provided additional revenue from blowout work in Bangladesh and activity increases in India. Canada experienced a 12% increase in revenue due to favorable exchange rates, a 19% increase in activity and improved pricing.

The following table summarizes the change in revenue for the three-month periods ended June 30, 2004 and 2005 for each of the operating segments of International Pressure Pumping:

% change in Revenue
Europe/Africa	30%
Middle East	27%
Asia Pacific	10%
Russia	9%
Latin America	33%
Canada	12%

Operating income increased as a result of the improved revenues in the Latin America and the Middle East as described above. Increases in operating income resulting from Europe/Africa’s revenue contribution were almost entirely offset by a decrease in Canadian operating income.

Results for the nine-month periods ended June 30, 2005 and 2004

Canadian, Middle Eastern, and Latin American operations are the primary factors for the revenue increase for the nine month period ended June 30, 2005. Canadian revenue improved for the same reasons described above. Average drilling activity in the Middle East increased 12% compared to the same period in the prior year, enhancing revenue in India. The Bangladesh blowout work described above was another major contributor. Argentina activity increase was the primary contributor to the revenue increase in Latin America. Revenue in Argentina was up as a result of increased stimulation and coiled tubing activity. These increases in revenue were slightly offset by Malaysia, where major customers have reduced their drilling programs, leading to a 30% revenue decline in Malaysia. In addition, revenue from the operation of our stimulation vessel in the North Sea fell 44% from the nine months ended June 30, 2005, as our primary customer for the vessel continues to expect delays in its well delivery schedule.

The following table summarizes the change in revenue for the nine-month periods ended June 30, 2004 and 2005 for each of the operating segments of International Pressure Pumping:

% change in Revenue
Europe/Africa	11%
Middle East	32%
Asia Pacific	1%
Russia	19%
Latin America	19%
Canada	14%

Operating income was impacted for the same reasons described above. In addition, there are significant fixed costs associated with operating the stimulation vessel in the North Sea, further hindering operating profit.

Outlook

As the Canadian market returns from its seasonal spring break up period, the Company anticipates revenue in Canada to increase 100% during the quarter ended September 30, 2005 compared to the quarter ended June 30, 2005. Spring break up is the period during which heavy drilling and other equipment is not permitted to travel on the roads in Canada. The Company issued a new price book for its Canadian pressure pumping operations on June 1, 2005. The new price book averages a 9% price increase over the previous price book.

The Company expects international pumping services revenue, excluding Canada, in the last quarter of fiscal 2005 to remain consistent with or slightly lower than the quarter ended June 30, 2005. However, the Company expects fiscal 2005 international pressure pumping services revenue, excluding Canada, to be 15 to 20% higher than fiscal 2004 revenue.

Other Oilfield Services Segment

Results for the three-month periods ended June 30, 2005 and 2004

All service lines within Other Oilfield Services experienced increases in revenue. Most of the revenue increase was from Tubular Services, which increased 28%, followed by Completion Fluids and Completion Tools, which increased 10% and 13%, respectively. Improvement in the North Sea and Asia Pacific led to the increases in revenue for Tubular Services, while Completion Fluids benefited from U.S. activity increases, and Completion Tools from higher international activity.

The following table summarizes the change in revenue for the three-month periods ended June 30, 2004 and 2005 for each of the operating segments of Other Oilfield Services:

% Change in Revenue
Tubular Services	28%
Process & Pipeline Services	2%
Chemical Services	13%
Completion Tools	13%
Completion Fluids	10%

Operating margins for all service lines, except Completion Fluids, increased. Tubular Services and Completion Tools were the main contributors for the same reasons as the revenue increases described above. The Completion Fluids service line experienced a decrease in operating margin resulting from unfavorable product sales mix.

Results for the nine-month periods ended June 30, 2005 and 2004

Revenue from each service line within Other Oilfield Services increased. However, Completion Tools’ revenue increase was minimal due to less deepwater activity in the Gulf of Mexico, primarily impacting the first fiscal quarter of 2005, which was offset by increased international revenue. Most of the revenue increase was in Completion Fluids, which increased 45%, as a result of increased product sales in the U.S., Mexico and Norway.

The following table summarizes the change in revenue for the nine-month periods ended June 30, 2004 and 2005 for each of the operating segments of Other Oilfield Services:

% Change in Revenue
Tubular Services	21%
Process & Pipeline Services	11%
Chemical Services	9%
Completion Tools	1%
Completion Fluids	45%

Operating margins were consistent with the same period in the prior year. Operating profit improved for the reasons described above; however, there were additional costs during the period for worker’s compensation and write off of uncollectible receivables.

Outlook

We expect revenue for the quarter ending September 30, 2005 from the Other Oilfield Services segment to remain at the same level as revenue for quarter ended June 30, 2005, primarily as the result of disruptions in operations in the Gulf of Mexico caused by hurricanes.

Other Expenses

The following table sets forth the Company’s other operating expenses as a percentage of revenue for the three and nine-month periods ended June 30:

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Research and engineering	1.6%	1.8%	1.7%	1.8%
Marketing expense	2.9%	3.1%	2.9%	3.2%
General and administrative expense	3.4%	3.1%	3.3%	3.0%

Research and engineering and marketing expense: These expenses increased for three and nine months ended June 30, 2005, compared to the same periods in the prior year. However, as a percent of revenue, each of these expenses have decreased. This is due to our revenue increasing at a higher rate than expenses related to research and engineering and marketing.

General and administrative expense: Legal and other costs associated with the ongoing investigation in our Asia Pacific Region (see “Asia Pacific Investigation” above), as well as fees related to preparations for our first year under Section 404 of the Sarbanes-Oaxley Act, have led to increases in general and administrative expenses for the three and nine-months ended June 30, 2005. We expect an additional $4.5 million in general and administrative expenses during the last quarter of fiscal 2005 as we continue to prepare for our Section 404 filing.

The following table shows the changes in interest income, interest expense, and other income (expense), net for the three and nine-month periods ended June 30 (in thousands):

	Three Months Ended June 30,			Nine Months Ended June 30,
	2005		2004	2005		2004
Interest expense	(2,219)	(44)%	(3,975)	(9,977)	(19)%	(12,321)
Interest income	2,272	78%	1,279	8,844	195%	2,997
Other income (expense) – net	(1,764)	(102)%	83,604	7,555	91%	83,008

Interest Income and Interest Expense: Interest income increased for the three and nine-month periods ended June 30, 2005 as a result of increases in cash and cash equivalents. In April 2005, the Company redeemed the Convertible Notes (see Note 5). As a result, interest expense decreased for the three and nine-month periods ended June 30, 2005. We anticipate interest expense to decline slightly during the remainder of fiscal year 2005 due to the redemption of the Convertible Notes.

Other (Expense) Income, net: In the first quarter of fiscal 2005, the Company recorded a gain of $9.0 million relating to the recovery of misappropriated funds (see “Asia Pacific Investigation” above). During the quarter ended June 30, 2004, the Company recorded a gain of $86.5 million ($106.4 million in award) related to a patent infringement settlement from Halliburton.

Liquidity and Capital Resources

Historical Cash Flow

The following table sets forth the historical cash flows for the nine-month period ended June 30 (in millions):

	2005	2004
Cash flow from operations	$362.2	$375.1
Cash flow provided by / (used) in investing	13.0	(383.4)
Cash flow provided by / (used) in financing	(539.7)	38.1
Effect of exchange rate changes on cash	.1	(.3)

Change in cash and cash equivalents	$(164.4)	$29.5

The Company’s working capital increased $5.5 million at June 30, 2005 compared to September 30, 2004, as a result of an overall increase in current assets caused by activity increases. Accounts receivable increased $81.0 million, inventory increased $35.8 million, and accounts payable increased $34.2, million primarily as a result of an increase in U.S. and Canadian activity. In addition, the unsecured 7% Series B Notes in the amount of $79.0 million were classified as current during the nine months ended June 30, 2005.

The cash flow provided by investing was attributable to the Company’s investment in U.S. treasury notes maturing during the second fiscal quarter of 2005 in the amount of $229.8 million offset by capital expenditures of $225.6 million for the nine months ended June 30, 2005.

Cash flows used in financing were the result of the redemption of all of the outstanding Convertible Senior Notes due 2022 for $422.4 million, repurchases of the Company’s common stock totaling $98.4 million and the payment of dividends in the amount of $38.9 million during the period.

Liquidity and Capital Resources

Cash flow from operations is expected to be our primary source of liquidity in fiscal 2005. Our sources of liquidity also include cash and cash equivalents of $260.3 million at June 30, 2005 and the available financing facilities listed below (in millions):

Financing Facility	Expiration	Borrowings at June 30, 2005	Available at June 30, 2005
Revolving Credit Facility	June 2009	None	$400.0
Discretionary	Various times within the next 12 months	$1.8	45.1

In June 2004, the Company replaced its then existing credit facility with a revolving credit facility (the “Revolving Credit Facility”) that permits borrowings up to $400 million in principal amount. The Revolving Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $20 million sublimit for swingline loans. Swingline loans have short-term maturities and the remaining amounts outstanding under the Revolving Credit Facility become due and payable in June 2009. Interest on outstanding borrowings is charged based on prevailing market rates. The Company is charged various fees in connection with the Revolving Credit Facility, including a commitment fee based on the average daily unused portion of the commitment, totaling $.4 million for the nine months ended June 30, 2005. In addition, the Revolving Credit Facility charges a utilization fee on all outstanding loans and letters of credit when usage of the Revolving Credit Facility exceeds 33%, though there were no such charges in fiscal 2005 to date or fiscal 2004. There were no outstanding borrowings under the Revolving Credit Facility at June 30, 2005.

The Revolving Credit Facility includes various customary covenants and other provisions, including the maintenance of certain profitability and solvency ratios, none of which materially restrict the Company’s activities. The Company is currently in compliance with all covenants imposed by the terms of the Revolving Credit Facility.

In addition to the Revolving Credit Facility, the Company had $45.1 million available in various unsecured, discretionary lines of credit at June 30, 2005, which expire at various dates within the next 12 months. There are no requirements for commitment fees or compensating balances in connection with these lines of credit, and interest on borrowings is based on prevailing market rates. There was $1.8 million and $3.8 million in outstanding borrowings under these lines of credit at June 30, 2005 and September 30, 2004, respectively.

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

At June 30, 2005 and September 30, 2004, the Company had issued and outstanding $79.0 million of unsecured 7% Series B Notes due February 1, 2006, net of discount, which are classified as current based on their maturity date. Based on the Company’s current liquidity, the Company has the ability to pay this debt with cash upon maturity. However, the Company could refinance the obligation if circumstances warrant.

On April 24, 2002 the Company sold Convertible Senior Notes due 2022 with a face value at maturity of $516.4 million (gross proceeds of $408.4 million). The notes were unsecured senior obligations that rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The Company used the aggregate net proceeds of $400.1 million to fund a substantial portion of the purchase price of its acquisition of OSCA, which closed on May 31, 2002, and for general corporate purposes. On March 25, 2005 the Company called for the redemption of all of its outstanding convertible senior notes. The redemption date was April 25, 2005 with an aggregate redemption price of $422.4 million. The redemption of the notes was funded with cash.

Cash Requirements

The Company anticipates capital expenditures to be approximately $320-325 million in fiscal 2005, compared to $201 million in fiscal 2004. The 2005 capital expenditure program is expected to consist primarily of spending for the enhancement of the Company’s existing pressure pumping equipment, continued investment in the U.S. fleet recapitalization initiative and stimulation expansion internationally. In 1998, the Company embarked on a program to replace its aging U.S. fracturing pump fleet with new, more efficient and higher horsepower pressure pumping equipment. During fiscal 2004, the Company expanded this U.S. fleet recapitalization initiative to include additional equipment, such as cementing, nitrogen and acidizing and will begin recapitalizing the pressure pumping equipment in Canada in fiscal 2005. The actual amount of fiscal 2005 capital expenditures will depend primarily on maintenance requirements and expansion opportunities.

In fiscal 2005, the Company’s minimum pension and postretirement funding requirements are anticipated to be approximately $9.0 million, and the Company has contributed $7.1 million during the nine months ended June 30, 2005.

We expect cash paid for income taxes to increase over 200% primarily due to the expiration of favorable tax provisions on depreciation and the usage of tax credits and other tax attributes in fiscal 2004.

On July 28, 2005 the Board of Directors approved a 25% increase in the Company’s quarterly cash dividend and declared a cash dividend payable on October 15, 2005 to shareholders of record on September 15, 2005. In addition, the Board approved a 2 for 1 stock split to be effected in the form of a stock dividend. On a post-split basis the dividend will be increased from $.04 per share to $.05 per share. On a pre-split basis the dividend was $.08 per share. The Company anticipates the aggregate annual amount paid for dividends in fiscal 2005 will be $52 million and $65 million in fiscal 2006. However, dividends are subject to approval of the Company’s Board of Directors each quarter, and the Board has the ability to change the dividend policy at any time.

The Company expects that cash and cash equivalents and cash flow from operations will generate sufficient cash flow to fund all of the cash requirements described above.

Off Balance Sheet Transactions

In December 1999, the Company contributed certain pumping service equipment to a limited partnership. The Company owns a 1% interest in the limited partnership. The equipment is used to provide services to the Company’s customers for which the Company pays a service fee over a period of at least six years, but not more than 13 years, at approximately $12 million annually. This is accounted for as an operating lease and is included in “Obligations under equipment financing arrangements” in the Contractual Obligations section below. The Company assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46, Consolidation of Variable Interest Entities. However, the Company was not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 13 years. The balance of the deferred gain was $22.9 million and $26.6 million as of June 30, 2005 and September 30, 2004, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. The Company received partnership approval in April 2005 to substitute certain pumping service equipment and has accounted for it as an exchange of like-kind assets with no earnings impact since the earnings process has not yet culminated. As a result of the substitutions, the deferred gain was reduced by $1.1 million. In September 2010, the Company has the option, but not the obligation, to purchase the pumping service equipment for approximately $32 million.

In August 1997, the Company contributed certain pumping service equipment to a limited partnership. The Company owns a 1% interest in the limited partnership. The equipment is used to provide services to the Company’s customers for which the Company pays a service fee over a period of at least eight years, but not more than 13 years, of approximately $10 million annually. This is accounted for as an operating lease and is included in “Obligations under equipment financing arrangements” in the Contractual Obligations section below. The Company assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46, Consolidation of Variable Interest Entities. However, the Company was not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 12 years. The balance of the deferred gain was $0.3 million and $0.4 million as of June 30, 2005 and September 30, 2004, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. In June 2009, the Company has the option, but not the obligation, to purchase the pumping service equipment for approximately $27 million.

Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. This is a replacement of APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Under SFAS 154, all voluntary changes in accounting principle as well as changes pursuant to accounting pronouncements that do not include specific transition requirements, must be applied retrospectively to prior periods’ financial statements. Retrospective application requires the cumulative effect of the change be reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to beginning retained earnings. Each period presented must be adjusted to reflect the period specific effects of applying the change. Also, under the new statement, a change in accounting estimate continues to be accounted for in the period of change and in future periods if necessary. Corrections of errors should continue to be reported by restating prior period financial statements as of the beginning of the first period presented, if material. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS 154 on October 1, 2006. Adoption will not have a material impact on the Company’s financial position and results of operations, since SFAS 154 is to be applied prospectively.

In December 2004, the FASB issued SFAS No. 123-Revised 2004 (“SFAS No. 123(R)”), Share–Based Payment. This is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. In accordance with APB 25, the Company does not record compensation expense for stock-based compensation. Under SFAS 123(R), the Company will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). Employee stock purchase plans will not result in recognition of compensation cost if certain conditions are met. The cost will initially be measured based on its current fair value, which will be subsequently remeasured at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123(R), will be recognized as an addition to paid-in capital. This is effective for the first quarter of the first fiscal year beginning after June 15, 2005 and the Company will adopt SFAS 123(R) using the modified prospective method.

Under the modified prospective method the Company will recognize expense beginning October 1, 2005 on any unvested awards granted prior to the adoption date of October 1, 2005 over the remaining vesting period of the awards. In addition, any new awards granted after the adoption date will be expensed over the vesting period of the award. The Company currently uses a Black-Scholes option pricing model for disclosures of stock-based compensation information and plans on continuing to use this model under SFAS 123(R). Based on the Black-Scholes option pricing model, it is estimated that the Company will have an additional expense of approximately $11 million (after tax) in the consolidated statement of operations if the levels of stock-options granted in fiscal 2005 remain the same.

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act contains new provisions that may impact the Company’s U.S. income tax liability in future years. The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. Under the guidance in FASB Staff Position No. 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. We do not expect that this deduction will have a material impact on our effective tax rate in future years. The Act is applicable to the Company beginning October 1, 2005.

In December 2004, the FASB issued FASB Staff Position No. 109–2 (“FSP 109–2”), Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act on a company’s income tax expense and deferred tax liability. FSP 109–2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The company is considering the possibility of remitting dividends in excess of $20 million and perhaps materially in excess of $20 million in its next fiscal year to claim the benefits of this new provision. Furthermore, the company believes that any residual US tax liability from this possible repatriation would be fully offset with excess foreign tax credits of the company.

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

Periodically, the Company borrows funds which are denominated in foreign currencies, which exposes the Company to market risk associated with exchange rate movements. There were no such borrowings denominated in foreign currencies at June 30, 2005. When the Company believes prudent, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such forward foreign exchange contracts at June 30, 2005. The expected maturity dates and fair value of our market risk sensitive instruments are stated below (in thousands). All items described are non-trading and are stated in U.S. dollars.

	Expected Maturity Dates						Total	Fair Value
	2005	2006	2007	2008	2009	Thereafter		6/30/05
SHORT-TERM BORROWINGS

Bank borrowings; U.S. $ denominated Average variable interest rate – 6.75% at March 31, 2005	$1,755						$1,755	$1,755

LONG-TERM BORROWINGS

7% Series B Notes-U.S. $ denominated Fixed interest rate – 7%		$78,972					78,972	80,335

Total	$1,755	$78,972	—	—	—	—	$80,727	$82,090

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

Halliburton – Python Litigation

On June 27, 2002, Halliburton Energy Services, Inc. filed suit against the Company and Weatherford International, Inc. for patent infringement in connection with drillable bridge plug tools. These tools are used to isolate portions of a well for stimulation work, after which the plugs are milled out using coiled tubing or a workover rig. Halliburton claims that tools offered by the Company (under the trade name “Python”) and Weatherford infringe two of its patents for a tool constructed of composite material. The lawsuit was filed in the United States District Court for the Northern District of Texas (Dallas). Halliburton requested that the District Court issue a temporary restraining order and a preliminary injunction against both Weatherford and the Company to prevent either company from selling competing tools. On March 4, 2003, the District Court issued its opinion denying Halliburton’s requests. The Court denied Halliburton’s motion to reconsider and Halliburton filed an appeal with the Court of Appeals for the Federal Circuit. Oral arguments took place on June 10, 2004, and on June 14, 2004, the Court of Appeals issued its ruling affirming the District Court’s opinion. On July 6, 2004, Halliburton submitted both of its patents for re-examination to the U.S. Patent Office, seeking to re-affirm the validity of its patents. The Company has filed its own request for re-examination of the patents. The lawsuit pending in the Northern District of Texas was dismissed on November 16, 2004, at the request of Halliburton. The dismissal was “without prejudice,” meaning that Halliburton has the right to re-file this lawsuit and may do so depending on the outcome of the re-examination process referenced above. The Court has denied the Company’s motion requesting that the case be reinstated solely for the purpose of conducting a Markman hearing to construe of the claims in the Halliburton patent.

Irrespective of the outcome of the pending patent re-examination, the Company does not expect the outcome of this matter to have a material adverse effect on its financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of this matter or future lawsuits, if any, that may be filed.

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

Asbestos Litigation

In August 2004, certain predecessors of the Company were named as defendants in four lawsuits filed in the Circuit Courts of Jones and Smith Counties in Mississippi. These four lawsuits include 118 individual plaintiffs alleging that they suffer various illnesses from exposure to asbestos. The lawsuits assert claims of unseaworthiness, negligence, and strict liability, all based upon the status of the Company’s predecessors as Jones Act employers. These cases include numerous defendants and, in general, the defendants are all alleged to have manufactured, distributed or utilized products containing asbestos. No discovery has been conducted to date, and the Company has not been provided with sufficient information to determine the number of plaintiffs who claim to have been exposed to asbestos while employed by the Company, the capacity in which they were employed, nor their medical condition. Accordingly, the Company is unable to estimate its potential exposure to these lawsuits. The Company and its predecessors in the past maintained insurance which it believes will be available to address any liability arising from these claims. In addition to the Jones Act cases, the Company has been named in a small number of additional asbestos cases. The allegations in these cases vary, but generally include claims that the Company provided some unspecified product or service which contained or utilized asbestos. Some of the allegations involve claims that the Company is the successor to the Byron Jackson Company. To date, the Company has been successful in obtaining dismissals of such cases without any payment in settlements or judgments. The Company intends to defend itself vigorously in all of these cases and, based on the information available to the Company at this time, the Company does not expect the outcome of these lawsuits to have a material adverse effect on its financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these lawsuits or additional similar lawsuits, if any, that may be filed.

U.S. Commerce Department Settlement Agreement

The Company entered into a Settlement Agreement dated July 7, 2005 with the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) regarding violations of certain export laws which occurred between 1999 and 2002. These violations relate to a total of 13 unlicensed shipments of chemical products made during this time frame. These products were used in the Company’s oilfield operations in China, Russia and Colombia, and contained chemical compounds as ingredients that are regulated under the Export Administration Regulations as precursors for weapons or drugs. While none of these products left the control of the Company or its subsidiaries, the concentration of the restricted chemical compounds in the products triggered the requirement for an export license when shipped from the United States. The Company detected these unlicensed shipments during a review of its export records and voluntarily reported the violations to the BIS. The Settlement Agreement requires the payment of a fine by the Company in the amount of $142,450 (which has been paid) and that the Company submit a self-audit of its export compliance program to the BIS no later than twenty four months following the entry of the Settlement Agreement.

Environmental

Federal, state and local laws and regulations govern the Company’s operation of underground fuel storage tanks. Rather than incur additional costs to restore and upgrade tanks as required by regulations, management has opted to remove the existing tanks. The Company has completed the removal of these tanks and has remedial cleanups in progress related to the tank removals. In addition, the Company is conducting environmental investigations and remedial actions at current and former company locations and, along with other companies, is currently named as a potentially responsible party at four waste disposal sites owned by third parties. An accrual of approximately $1.6 million has been established for such environmental matters, which is management’s best estimate of the Company’s portion of future costs to be incurred. Insurance is also maintained for environmental liabilities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2005	0	0	0	$209 million
May 1 – 31, 2005	292,800	$48.54	292,800	$195 million
June 1 - 30, 2005	835,600	$50.60	835,600	$153 million
TOTAL	1,128,400	$50.07	1,128,400	$153 million

(1)	On December 19, 1997, the Company’s Board of Directors authorized a stock repurchase program of up to $150 million (subsequently increased to $300 million in May 1998, to $450 million in September 2000, to $600 million in July 2001 and again to $750 million in October 2001). Repurchases are made at the discretion of the Company’s management and the program will remain in effect until terminated by the Company’s Board of Directors.

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

BJ Services Company
(Registrant)

Date: August 9, 2005	By:	/s/ J. W. Stewart
J. W. Stewart
Chairman of the Board, President
and Chief Executive Officer

Date: August 9, 2005	By:	/s/ T. M. Whichard
T. M. Whichard
Vice President, Finance
and Chief Financial Officer