Form 10-Q
period 2005-12-31
BJ SERVICES CO
filed 2006-02-09
CIK 864328

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

There were 324,164,279 shares of the registrant’s common stock, $.10 par value, outstanding as of February 6, 2006.

BJ SERVICES COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BJ SERVICES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended December 31,
	2005	2004
Revenue	$956,161	$737,782
Operating expenses:
Cost of sales and services	649,266	550,086
Research and engineering	15,153	12,462
Marketing	24,592	21,675
General and administrative	37,591	22,483
Loss on disposal of assets	8	938

Total operating expenses	726,610	607,644

Operating income	229,551	130,138
Interest expense	(135)	(3,968)
Interest income	3,390	2,963
Other income - net	952	9,601

Income before income taxes	233,758	138,734
Income tax expense	74,101	43,701

Net income	$159,657	$95,033

Earnings per share:
Basic	$.49	$.29
Diluted	$.48	$.29

Weighted-average shares outstanding:
Basic	323,903	324,866
Diluted	329,596	330,426

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

(In thousands)

	December 31, 2005	September 30, 2005
ASSETS

Current assets:
Cash and cash equivalents	$426,423	$356,508
Receivables - net	729,422	695,359
Inventories - net:
Products	149,220	151,641
Work in process	8,160	7,545
Parts	93,640	75,905

Total inventories	251,020	235,091
Deferred income taxes	14,134	16,107
Prepaid expenses	37,112	21,667
Other current assets	17,465	10,161

Total current assets	1,475,576	1,334,893

Property - net	1,129,086	1,086,932
Deferred income taxes	24,824	24,140
Goodwill	885,212	885,212
Other assets	66,637	65,743

	$3,581,335	$3,396,920

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$305,764	$326,632
Short-term borrowings	3,275	3,390
Current portion of long-term debt	78,996	78,984
Accrued employee compensation and benefits	83,113	104,962
Income and other taxes	108,497	59,444
Accrued insurance	21,610	19,343
Other accrued liabilities	111,901	91,460

Total current liabilities	713,156	684,215

Commitments and contingencies (Note 6)
Deferred income taxes	63,816	64,613
Other long-term liabilities	172,380	164,339
Stockholders’ equity	2,631,983	2,483,753

	$3,581,335	$3,396,920

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Common Stock Shares	Common Stock	Capital In Excess of Par	Treasury Stock	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, September 30, 2005	323,411	$34,752	$1,016,333	$(321,665)	$(9,195)	$1,739,157	$24,371	$2,483,753
Comprehensive income:
Net income						159,657
Other comprehensive income, net of tax:
Cumulative translation adjustments							416
Comprehensive income								160,073
Reissuance of treasury stock for:
Stock options	281			3,853		276		4,129
Stock purchase plan	572			7,635		5,113		12,748
Director stock awards	27		(355)	355				—
Adoption of SFAS 123(R)			(9,195)		9,195			—
Stock based compensation			5,431					5,431
Tax benefit of stock options exercised			980					980
Purchase of treasury stock	(538)			(18,954)				(18,954)
Dividends declared						(16,177)		(16,177)

Balance, December 31, 2005	323,734	$34,752	$1,013,194	$(328,776)	$—	$1,888,026	$24,787	$2,631,983

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$159,657	$95,033
Adjustments to reconcile net income to cash provided by operating activities:
Minority interest	771	406
Amortization of unearned compensation	5,431	982
Loss on disposal of assets	8	938
Depreciation and amortization	38,185	32,365
Excess tax benefits from stock based compensation	(983)	—
Deferred income taxes	8,108	14,607
Changes in:
Receivables	(34,129)	(8,039)
Inventories	(15,943)	(12,103)
Prepaid expenses	(15,447)	(7,509)
Accounts payable	(20,815)	(10,610)
Current income tax	48,824	(3,044)
Other current assets and liabilities	(4,243)	1,955
Other - net	4,443	(5,493)

Net cash provided by operating activities	173,867	99,488

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(81,860)	(54,939)
Proceeds from disposal of assets	3,511	1,122
Proceeds from U.S. Treasury securities	—	99,938

Net cash provided by (used in) investing activities	(78,349)	46,121

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments)/proceeds from short-term borrowings, net	(115)	1,508
Dividends paid to shareholders	(16,177)	(12,935)
Purchase of treasury stock	(18,954)	(4,004)
Excess tax benefits from stock based compensation	983	—
Proceeds from exercise of stock options and stock purchase plan	8,605	8,935

Net cash used in financing activities	(25,658)	(6,496)

Effect of exchange rate changes on cash	55	112

Increase in cash and cash equivalents	69,915	139,225
Cash and cash equivalents at beginning of period	356,508	424,725

Cash and cash equivalents at end of period	$426,423	$563,950

Cash Paid for Interest and Taxes:
Interest	$128	$1,148
Taxes	18,156	43,418

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 General

In the opinion of management, the unaudited consolidated condensed financial statements of BJ Services Company (the “Company”) include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of its financial position and statement of stockholders’ equity as of December 31, 2005, and its results of operations and cash flows for each of the three-month periods ended December 31, 2005 and 2004. The consolidated condensed statement of financial position at September 30, 2005 is derived from the September 30, 2005 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and cash flows for the three-month period ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Certain amounts for fiscal 2005 have been reclassified in the accompanying consolidated condensed financial statements to conform to the current year presentation.

Note 2 Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive instruments (stock options, the stock purchase plan, the stock incentive awards, and the director stock awards) less the number of treasury shares assumed to be purchased with the exercise proceeds using the average market price of the Company’s common stock for each of the periods presented.

The following table presents information necessary to calculate earnings per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended December 31,
	2005	2004
Net income	$159,657	$95,033
Weighted-average common shares outstanding	323,903	324,866

Basic earnings per share	$.49	$.29

	Three Months Ended December 31,
	2005	2004
Weighted-average common and dilutive potential common shares outstanding:
Weighted-average common shares outstanding	323,903	324,866
Assumed exercise of stock options (1)	5,693	5,560

Weighted-average dilutive shares outstanding	329,596	330,426

Diluted earnings per share	$.48	$.29

(1)	For the three months ended December 31, 2005 and 2004, no stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 3 Employee Stock Plans

On October 1, 2005 the Company adopted SFAS No. 123-Revised 2004 (“SFAS 123(R)”), Share–Based Payment, using the modified prospective method. SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes APB No. 25, Accounting for Stock Issued to Employees. Under SFAS 123(R), the cost of employee services received in exchange for stock is measured based on the grant-date fair value (with limited exceptions). That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value is to be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123(R), are recognized as an addition to paid-in capital.

Under the modified prospective method, the Company began recognizing expense on October 1, 2005 on any unvested awards granted prior to the adoption date of October 1, 2005 expected to vest over the remaining vesting period of the awards. New awards granted after the adoption date will be expensed pro-ratably over the vesting period of the award. As stock based compensation expense is recognized based on awards ultimately expected to vest, the Company has reduced the expense for estimated forfeitures based on historical forfeiture rates. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.

The Company currently has four incentive plans and an Employee Stock Purchase Plan that are affected by SFAS 123(R). The Company’s 1995 Incentive Plan, 1997 Incentive Plan, 2000 Incentive Plan and 2003 Incentive Plan (the “Plans”) provide for the granting of stock options to officers, key employees and non-employee directors at an exercise price equal to the fair market value of the stock at the date of the grant; and director stock awards at no exercise price. The 1997 Incentive Plan and the 2000 Incentive Plan also provide for the granting of performance awards to the Company’s officers. The Company’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”) allows all employees to purchase shares of the Company’s Common Stock at 85% of market value on the first or last business day, whichever is lower, of the twelve-month plan period beginning each October. Purchases are limited to 10% of an employee’s regular salary.

Prior to October 1, 2005 the Company had adopted the disclosure-only provisions of SFAS 123 and accounted for substantially all of its stock-based compensation using the intrinsic value method prescribed in APB 25. Under APB 25, no compensation expense was recognized for stock options or the stock purchase plan. Compensation expense was recognized for the stock incentive awards and director stock awards.

Under SFAS 123(R), the Company’s unearned compensation at September 30, 2005 was reclassified to capital in excess of par during the quarter ended December 31, 2005. Stock based compensation expense was $7.5 million for the quarter ended December 31, 2005. The following table summarizes stock based compensation expense recognized under SFAS 123(R) for the three months ended December 31, 2005 and for three months ended December 31, 2004 under APB 25, which was allocated as follows (in thousands):

	Three months ended December 31,
	2005	2004
Cost of sales and services	$1,356	$260
Research and engineering	527	101
Marketing	1,130	215
General and administrative	4,519	934

Stock based compensation expense	7,532	1,510
Tax benefit	(2,152)	(528)

Stock based compensation expense, net of tax	$5,380	$982

The following table illustrates the effect on net income and earnings per share for the three months ended December 31, 2005 compared with the pro forma effect on net income and earnings per share for the three months ended December 31, 2004 if the Company had applied the fair value recognition provisions of SFAS 123 to the Company’s stock options and shares reserved under the stock purchase plan (in thousands, except per share amounts):

	Three months ended December 31,
	Actual 2005	Pro Forma 2004
Net income, as reported	$159,657	$95,033
Add: total stock-based employee compensation expense included in reported net income, net of tax	5,380	982
Less: total stock-based employee compensation expense determined under SFAS 123(R) and SFAS 123, respectively, for all awards, net of tax	(5,380)	(6,054)

Net income	$159,657	$89,961

Earnings per share:
Basic, as reported	$.48	$.29
Basic, pro forma	$.48	$.28
Diluted, as reported	$.49	$.29
Diluted, pro forma	$.49	$.27

Stock Options: The Company’s 1995 Incentive Plan, 1997 Incentive Plan, 2000 Incentive Plan and 2003 Incentive Plan (the “Plans”) provide for the granting of stock options to officers, key employees and non-employee directors at an exercise price equal to the fair market value of the stock at the date of the grant. Options outstanding generally vest over three or four-year periods and are exercisable for periods ranging from seven to ten years.

Expected life was determined based on exercise history for the last ten years. On October 1, 2005,

the Company began segregating the grants of options to officers and non-officers of the Company for fair value determination under SFAS 123(R) due to differences in exercise patterns. Prior to the adoption of SFAS 123(R), the Company did not segregate grants into these groups. Beginning October 1, 2005, the Company calculated estimated volatility using historical daily price intervals to generate expected future volatility based on the appropriate expected lives of the options. Prior to October 1, 2005, the Company calculated volatility using historical daily, weekly and monthly price intervals to generate a reasonable range of expected future volatility and used a factor at the low end of the range in accordance with SFAS 123. The risk-free interest rate is based on observed U.S. Treasury rates appropriate for the expected lives of the options. The dividend yield is based on the Company’s history of dividend payouts.

Compensation expense for the grant determined under SFAS 123(R) for the three months ended December 31, 2005 was calculated using the Black-Scholes option pricing model with the following assumptions:

	2005 Actual	2004 Pro forma
Officer grants
Expected life (years)	5.0	4.7
Interest rate	4.4%	3.6%
Volatility	42.8%	30.4%
Dividend yield	0.6%	—
Weighted-average fair value per share at grant date	$14.76	$6.99

Non-officer grants
Expected life (years)	3.0	4.7
Interest rate	4.4%	3.6%
Volatility	31.9%	30.4%
Dividend yield	0.6%	—
Weighted-average fair value per share at grant date	$9.19	$6.99

A summary of the status of the Company’s stock option activity and related information is presented below (in thousands, except per share prices):

	Three months ended December 31, 2005
	Shares	Weighted- Average Exercise Price
Outstanding at October 1, 2005	8,615	$14.68
Granted	1,658	35.38
Exercised	(279)	14.35
Forfeited	(32)	20.14

Outstanding at December 31, 2005	9,962	18.12

Options exercisable at December 31, 2005	6,439	12.98
Weighted-average grant date fair value of options granted during the period		$11.64

The following table summarizes information about stock options outstanding as of December 31, 2005 (in thousands, except per share prices and remaining life):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$ 0.00 – 3.54	366	2.8	$3.53	366	$3.53
3.54 – 7.08	81	3.5	6.90	81	6.90
7.08 – 10.61	289	1.9	8.95	289	8.95
10.61 – 14.15	3,091	2.8	10.84	3,091	10.84
14.15 – 17.69	2,632	4.1	15.78	1,958	15.74
17.69 – 21.23	77	3.4	18.53	77	18.53
21.23 – 24.77	1,768	5.9	23.15	577	23.15
24.77 – 35.38	1,658	6.9	35.38	—	—

	9,962	4.3	18.12	6,439	12.98

Director Stock Awards: In addition to stock options, non-employee directors may be granted an award of common stock of the Company with no exercise price (“restricted stock”). Restricted stock awards generally vest over a three year period. Compensation expense determined under SFAS 123(R) for the three months ended December 31, 2005 was calculated using the Black-Scholes option pricing model and the same assumptions used to calculate stock based compensation expense for non officer stock option grants. Prior to adopting SFAS 123(R), compensation expense for restricted stock awards was calculated in the same manner.

Stock Incentive Awards: For awards made under the 1997 Stock Incentive Plan and 2000 Stock Incentive Plan, the Company reserved 860,106 Performance Units (“Units”), representing the maximum number of Units the officers could receive. Each Unit represents the right to receive from the Company at the end of a stipulated period one unrestricted share of Common Stock, contingent upon achievement of certain financial performance goals over the stipulated period. Under SFAS 123(R), compensation expense is recorded for the entire grant amount and will not be adjusted regardless of achievement level attained. Prior to the adoption of SFAS 123(R), the aggregate fair market value of the underlying shares granted under this plan was considered unearned compensation at the time of grant and was adjusted quarterly based on the then current market price for the Company’s common stock. Compensation expense was determined based on management’s current estimate of the likelihood of meeting the specific financial goals and expensed ratably over the stipulated period.

Under 123(R), the Company is recognizing compensation expense for grants of stock incentive awards based on the fair value at the date of the grant using a lattice model (Monte Carlo simulation). The Company has contracted a third party to perform this valuation. The fair values for each grant outstanding as of December 31, 2005 and assumptions used to determine the fair value are listed below:

	Shares Granted	Volatility	Dividend Yield	Fair Value
2005	194,673	45.54%	0.31%	$31.62
2004	282,912	52.05%	0.60%	$25.83
2003	405,166	53.21%	—	$15.89

Stock Purchase Plan: The Company’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”) allows all employees to purchase shares of the Company’s Common Stock at 85% of market value on the first or last business day, whichever is lower, of the twelve-month plan period beginning each October. Purchases are limited to 10% of an employee’s regular salary. The Company has reserved a total of 565,433 shares for fiscal 2006. Compensation expense determined under SFAS 123(R) for the three months ended December 31, 2005 was calculated using the Black-Scholes option pricing model with the following assumptions:

	2005 Actual	2004 Pro forma
Expected life (years)	1.0	1.0
Interest rate	4.1%	2.8%
Volatility	29.6%	14.6%
Dividend yield	0.6%	—
Weighted-average fair value per share at grant date	$9.35	$6.98

The Company calculated estimated volatility using historical daily prices based on the appropriate expected life of the stock purchase plan. The risk-free interest rate is based on observed U.S. Treasury rates appropriate for the expected life of the stock purchase plan. The dividend yield is based on the Company’s history of dividend payouts.

Note 4 Segment Information

The Company currently has thirteen operating segments for which separate financial information is available and that have separate management teams that are engaged in oilfield services. The results for these operating segments are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The operating segments have been aggregated into three reportable business segments: U.S./Mexico Pressure Pumping, International Pressure Pumping and Other Oilfield Services.

The U.S./Mexico Pressure Pumping has two operating segments, the United States and Mexico, that provide both cementing services and stimulation services (consisting of fracturing, acidizing, sand control, nitrogen, coiled tubing and service tool services) provided throughout the United States and Mexico. These two operating segments have been aggregated into one reportable business segment because they offer the same type of services, have similar economic characteristics, have similar production processes and use the same methods to provide their services.

The International Pressure Pumping business segment has six operating segments. Similar to U.S./Mexico Pressure Pumping, it includes cementing and stimulation services (consisting of fracturing, acidizing, sand control, nitrogen, coiled tubing and service tool services). These services are provided to customers in more than 48 countries in the major international oil and natural gas producing areas of Canada, Latin America, Europe and Africa, Asia Pacific, Russia and the Middle East. The operating segments have been aggregated into one reportable business segment because they have similar economic characteristics, offer the same type of services, have similar production processes and use the same methods in which products and services are provided. They also serve the same or similar customers, which include major multi-national, independent and national or state-owned oil companies.

The Other Oilfield Services business segment has five operating segments. These operating segments provide other oilfield services such as production chemical services, casing and tubular services, process and pipeline services, and completion tools and completion fluids services in the U.S. and in select markets internationally. The operating segments have been aggregated into one reportable business segment as they all provide other oilfield services, serve same or similar customers and some of the operating segments share resources.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2005. Operating segment performance is evaluated based on profit before tax. Intersegment sales and transfers are not material.

Summarized financial information concerning the Company’s segments is shown in the following table. The “Corporate” column includes corporate expenses not allocated to the operating segments.

Business Segments

	U.S./Mexico Pressure Pumping	International Pressure Pumping	Other Oilfield Services	Corporate	Total
	(in thousands)
Three Months Ended December 31, 2005

Revenue	$497,294	$315,994	$142,873	$—	$956,161
Operating income (loss)	175,479	57,390	25,153	(28,471)	229,551
Identifiable assets	1,101,186	1,235,101	592,891	652,157	3,581,335

Three Months Ended December 31, 2004

Revenue	$375,453	$246,145	$116,021	$163	$737,782
Operating income (loss)	107,724	31,070	6,429	(15,085)	130,138
Identifiable assets	950,696	1,087,531	546,589	839,637	3,424,453

A reconciliation from the segment information to consolidated income before income taxes is set forth below (in thousands):

	Three Months Ended December 31,
	2005	2004
Total operating profit for reportable segments	$229,551	$130,138
Interest expense	(135)	(3,968)
Interest income	3,390	2,963
Other income– net	952	9,601

Income before income taxes	$233,758	$138,734

Note 5 Debt

On December 31, 2005, the Company had a balance of $79.0 million in unsecured 7% Series B Notes due February 1, 2006. The Company paid the balance of these notes in full on February 1, 2006.

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

Asbestos Litigation

In August 2004, certain predecessors of the Company were named as defendants in four lawsuits filed in the Circuit Courts of Jones and Smith Counties in Mississippi. These four lawsuits include 118 individual plaintiffs alleging that they suffer various illnesses from exposure to asbestos and seeking damages. The lawsuits assert claims of unseaworthiness, negligence, and strict liability, all based upon the status of the Company’s predecessors as Jones Act employers. These cases include numerous defendants and, in general, the defendants are all alleged to have been the Jones Act employers of these plaintiffs and/or manufactured, distributed or utilized products containing asbestos. The plaintiffs are in the process of completing data sheets specifying the companies they were employed by and the asbestos-containing products to which they were allegedly exposed. Through this process, approximately 24 plaintiffs have identified the Company or its predecessors as their employer. No products of the Company or its predecessors have been identified to date by any plaintiffs as having contained asbestos. Once the data sheet process is complete, we expect that the Company will be dismissed from any case where it is not identified as the employer. Only minimal medical information regarding the alleged asbestos-related disease suffered by the plaintiffs has been provided. Accordingly, the Company is unable to estimate its potential exposure to these lawsuits. The Company and its predecessors in the past maintained insurance which it believes will be available to respond to these claims. In addition to the Jones Act cases, the Company has been named in a small number of additional asbestos cases. The allegations in these cases vary, but generally include claims that the Company provided some unspecified product or service which contained or utilized asbestos. Some of the allegations involve claims that the Company is the successor to the Byron Jackson Company. To date, the Company has been successful in obtaining dismissals of such cases without any payment in settlements or judgments, although some remain pending at the present time. The Company intends to defend itself vigorously in all of these cases and, based on the information available to the Company at this time, the Company does not expect the outcome of these lawsuits to have a material adverse effect on its financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these lawsuits or additional similar lawsuits, if any, that may be filed.

Environmental

Federal, state and local laws and regulations govern the Company’s operation of underground fuel storage tanks. Rather than incur additional costs to restore and upgrade tanks as required by regulations, management has opted to remove the existing tanks. The Company has completed the removal of these tanks and has remedial cleanups in progress related to the tank removals. In addition, the Company is conducting environmental investigations and remedial actions at current and former company locations and, along with other companies, is currently named as a potentially responsible party at four waste disposal sites owned by third parties. An accrual of approximately $3.0 million has been established for such environmental matters, which is management’s best estimate of the Company’s portion of future costs to be incurred. Insurance is also maintained for some environmental liabilities.

Lease and Other Long-Term Commitments

In December 1999, the Company contributed certain pumping service equipment to a limited partnership. The Company owns a 1% interest in the limited partnership. The equipment is used to provide services to the Company’s customers for which the Company pays a service fee over a period of at least six years, but not more than 13 years, at approximately $12 million annually. This is accounted for as an operating lease. The Company assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46, Consolidation of Variable Interest Entities. However, the Company was not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 13 years. The balance of the deferred gain was $19.9 million and $22.1 million as of December 31, 2005 and September 30, 2005, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. The Company received partnership approval in October 2005 to substitute certain pumping service equipment and has accounted for it as an exchange of like-kind assets with no earnings impact since the earnings process has not yet culminated. As a result of the substitution, the deferred gain was reduced by $1.4 million. In September 2010, the Company has the option, but not the obligation, to purchase the pumping service equipment for approximately $32 million. The Company currently has the intent to exercise this option in September 2010.

In 1997, the Company contributed certain pumping service equipment to a limited partnership. The Company owns a 1% interest in the limited partnership. The equipment is used to provide services to the Company’s customers for which the Company pays a service fee over a period of at least eight years, but not more than 13 years of approximately $10 million annually. This is accounted for as an operating lease. The Company assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46, Consolidation of Variable Interest Entities. However, the Company was not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 12 years. The balance of the deferred gain was $0.2 million and $0.3 million as of December 31, 2005 and September 30, 2005, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. In June 2009, the Company has the option, but not the obligation, to purchase the pumping service equipment for approximately $27 million. The Company currently has the intent to exercise this option in June 2009.

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

The Company arranges for the issuance of a variety of bank guarantees, performance bonds and standby letters of credit. The vast majority of these are issued in connection with contracts the Company, or a subsidiary, has entered into with its customers. The customer has the right to call on the bank guarantee, performance bond or standby letter of credit in the event that the Company, or the subsidiary, defaults in the performance of the services. These instruments are required as a condition to the Company, or the subsidiary, being awarded the contract, and are typically released upon completion of the contract. The balance of these instruments are predominantly standby letters of credit issued in connection with a variety of the Company’s financial obligations, such as in support of fronted insurance programs, claims administration funding, certain employee benefit plans and temporary importation bonds. The following table summarizes the Company’s other commercial commitments as of December 31, 2005 (in thousands):

Other Commercial Commitments	Total Amounts Committed	Amount of commitment expiration per period
		Less than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Standby Letters of Credit	$36,365	$32,626	$3,739	$—	$—
Guarantees	217,307	157,513	42,952	14,005	2,837

Total Other Commercial Commitments	$253,672	$190,139	$46,691	$14,005	$2,837

Note 7 Supplemental Financial Information

Other income (expense), net is summarized as follows (in thousands):

	Three Months Ended December 31,
	2005	2004
Minority interest	$(771)	$(406)
Non-operating net foreign exchange loss	(145)	(151)
Recovery of misappropriated funds	2,790	9,020
Other income (expense), net	(922)	1,138

Other income	$952	$9,601

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

The Company is continuing to investigate whether additional funds were misappropriated beyond the $9.0 million originally identified and investigate other possible inappropriate actions. To date, the Company has identified an additional $1.7 million that it believes was misappropriated by the former Region Controller. Although unauthorized, the additional $1.7 million of likely misappropriation was an expense of the Company that was recorded in the Consolidated Statement of Operations in periods prior to April 2002. As the Company continues its investigation, further adjustments may be recorded in the Consolidated Statements of Operations, but no material adjustments are known at this time.

In October 2004, the Company also received whistleblower allegations that illegal payments to foreign officials were made in the Asia Pacific Region. The Audit Committee of the Board of Directors engaged independent counsel to conduct a separate investigation to determine whether any such illegal payments were made. As previously disclosed, the investigation, which is continuing, found information indicating a significant likelihood that payments, which may have been illegal, were made to government officials in the Asia Pacific Region aggregating approximately $2.6 million over several years.

Thereafter, in December 2005, the Company received a payment of approximately $2.8 million from the Asia Pacific Region in connection with the ongoing investigation there. The Audit Committee is investigating issues related to this payment and its relationship to the $2.6 million of payments described above. The $2.8 million repayment represents a gain contingency and was reflected in Other Income in the Consolidated Condensed Statement of Operations for the quarter ended December 31, 2005 in accordance with SFAS 5, Accounting for Contingencies.

The Company has voluntarily disclosed information found in the special Audit Committee investigation to the U.S. Department of Justice (“DOJ”) and U.S. Securities and Exchange Commission (“SEC”) and is engaged in ongoing discussions with these authorities as they review the matter.

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

As discussed in our Annual Report on Form 10-K for the period ended September 30, 2005, the misappropriations and related accounting adjustments in the Asia Pacific Region were possible because of certain internal control operating deficiencies. During fiscal 2002, the Company implemented policy changes worldwide for disbursements. In March 2005, the Company assigned a new Controller, an Assistant Controller and several new accountants to the Asia Pacific region. In addition, we have put in place Control and Process Improvement Managers at each of our regional bases world-wide to document, enhance and test our control processes. The Company has also made several enhancements to its accounting policies and procedures. In 2005 the Company adopted new policies and procedures for the retention of international commercial agents.

Note 8 Employee Benefit Plans

The Company has a U.S. Defined Benefit Plan, Foreign Defined Benefit Plans, and a Postretirement Benefit Plan, which are described in more detail in Note 9 of the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2005. Below is the amount of net periodic benefit costs recognized under each plan (in thousands):

Defined Benefit Plans

	Three Months Ended December 31,
	U.S.		Non-U.S.
	2005	2004	2005	2004
Service cost for benefits earned	$—	$—	$1,594	$1,206
Interest cost on projected benefit obligation	896	957	2,058	1,902
Expected return on plan assets	(1,433)	(1,336)	(2,329)	(1,725)
Recognized actuarial loss	—	—	508	552
Net amortization and deferral	147	147	27	19

Net pension (income) cost	$(390)	$(232)	$1,858	$1,954

In fiscal 2006, the Company will have a minimum pension funding requirement of $6.6 million for the defined benefit plans. Contributions in the amount of $1.9 million were made during the three months ended December 31, 2005. These contributions have been and are expected to be funded by cash flows from operating activities.

Postretirement Benefit Plan

	Three Months Ended December 31,
	2005	2004
Service cost for benefits attributed to service during the period	$867	$824
Interest cost on accumulated postretirement benefit obligation	717	658

Net periodic postretirement benefit cost	$1,584	$1,482

The Company expects to contribute $1.2 million to the post retirement plan in fiscal 2006, which represents the anticipated claims.

Note 9 Equity

On January 31, 2006, the Company’s stockholders approved a charter amendment increasing the authorized number of shares of common stock from 380,000,000 shares to 910,000,000 shares.

Note 10 New Accounting Standards

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

In December 2004, the FASB issued FASB Staff Position No. 109–2 (“FSP 109–2”), Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act on a company’s income tax expense and deferred tax liability. FSP 109–2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company is planning to remit qualifying dividends from its foreign subsidiaries of $65 million this fiscal year to claim the benefits of this new provision. Furthermore, the Company believes that any residual U.S. tax liability from this possible repatriation would be fully offset with usable excess foreign tax credits for the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business

The Company is engaged in providing pressure pumping services and other oilfield services to the oil and natural gas industry worldwide. Services are provided through three business segments: U.S./Mexico Pressure Pumping, International Pressure Pumping, and Other Oilfield Services.

The U.S./Mexico and International Pressure Pumping segments provide stimulation and cementing services to the petroleum industry throughout the world. Stimulation services are designed to improve the flow of oil and natural gas from producing formations. Cementing services consists of pumping a cement slurry into a well between the casing and the wellbore to isolate fluids that might otherwise damage the casing and/or affect productivity, or that could migrate to different zones, primarily during the drilling and completion phase of a well. See “Business” included in our Annual Report on Form 10-K for the period ended September 30, 2005 for more information on these operations.

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

	For the three months ended December 31,
	2005	% Change	2004
Rig Count: (1)
U.S.	1,479	18%	1,249
International(2)	1,500	17%	1,282
Commodity Prices (average):
Crude Oil (West Texas Intermediate)	$60.02	24%	$48.31
Natural Gas (Henry Hub)	$12.33	93%	$6.38

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Incorporated rig count information.
(2)	Includes Mexico average rig count of 93 and 108 for the three-month periods ended December 31, 2005 and 2004, respectively.

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

International Rig Count

Many countries in which the Company operates are subject to political, social and economic risks which may cause volatility within any given country. However, the Company’s international revenue in total is less volatile because we operate in approximately 48 countries, which provides a reduction of exposure to any one country. Due to the significant investment and complexity of international projects, management believes drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective with regard to oil and natural gas pricing. Additionally, the international market is dominated by major oil companies and national oil companies which tend to have different objectives and more operating stability than the typical independent producer in North America. During the last 10 years, the lowest annual international rig count (including Canada) averaged 828 in fiscal 1999 and the highest annual international rig count averaged 1,311 in fiscal 2005. During the three months ended December 31, 2005, active international drilling rigs (excluding Canada) averaged 928, compared to 862 rigs for the three months ended December 31, 2004. Canadian drilling activity averaged 572 active drilling rigs for the three months ended December 31, 2005, compared to 420 rigs for the three months ended December 31, 2004.

Results of Operations

The following table sets forth selected key operating statistics reflecting the Company’s financial results(in millions):

	For the three months ended December 31,
	2005	% Change	2004
Consolidated revenue	$956.2	30%	$737.8
Revenue by business segment:
U.S./Mexico Pressure Pumping	497.3	32%	375.5
International Pressure Pumping	316.0	28%	246.1
Other Oilfield Services	142.9	23%	116.0
Corporate	—		.2

Consolidated operating income	229.6	76%	130.1
Operating income/(loss) by business segment:
U.S./Mexico Pressure Pumping	175.5	63%	107.7
International Pressure Pumping	57.4	85%	31.1
Other Oilfield Services	25.2	294%	6.4
Corporate	(28.5)		(15.1)

Consolidated Revenue and Operating Income: Increased drilling activity and pricing improvements for the U.S. and Canada are the primary reasons for the increase in revenue for the first three months of fiscal 2006, compared to the same period in fiscal 2005. All of the operating segments within Other Oilfield Services also contributed to the increase in revenue as a result of increased activity.

Operating income also benefited from the increased revenue described above. For three months ended December 31, 2005, consolidated operating income margins improved to 24% from 18% reported in fiscal 2004.

See discussion below on individual segments for further revenue and operating income variance details.

U.S./Mexico Pressure Pumping Segment

Results	for the three-month periods ended December 31, 2005 and 2004

The increase in revenue is the result of an increase in U.S. drilling activity of 18% compared to the same period in prior year and improved pricing in the U.S. Two U.S. price book increases have occurred since the quarter ended December 31, 2004. On May 1, 2005, a U.S. price book was issued, averaging a 15% price increase over the May 2004 U.S. price book. Another U.S. price book was issued on November 1, 2005, averaging an 11% price increase over the May 2005 U.S. price book. As of December 31, 2005, approximately 43% of our revenue was generated on the November 2005 U.S. price book. The degree of customer acceptance of the price book increase depends on activity levels and competitive pressures. Continued activity declines in Mexico as well as the loss of the Company’s contract in the Burgos area slightly reduced the revenue improvements provided by the U.S. Average rig count for Mexico decreased 14% for the three months ended December 31, 2005, compared to the same period of the prior fiscal year.

The increase in operating income was primarily due to the increases in revenue described above. The pricing improvements described above also directly increase operating income without any associated cost. In addition, labor efficiencies were achieved through an increase in activity without a proportional increase in headcount, thereby increasing employee utilization per job. Average headcount increased 9% for the three months ended December 31, 2005 compared to the same period in the prior year, with revenue increasing 33%. Labor efficiencies are also being obtained through utilization of newer, more efficient and more modern equipment (see the “Business” section in the September 30, 2005 Annual Report on Form 10-K for information on the U.S. fleet recapitalization initiative).

International Pressure Pumping Segment

Results	for the three-month periods ended December 31, 2005 and 2004

The following table summarizes the change in revenue for the three-month periods ended December 31, 2005 and 2004 for each of the operating segments of International Pressure Pumping:

% change in Revenue
Europe/Africa	21%
Middle East	43%
Asia Pacific	7%
Russia	28%
Latin America	25%
Canada	34%

Canadian, Middle Eastern, and Latin American operations were the primary contributors to the increase in revenue from the prior year. Canadian drilling activity increased 36% compared to the same period in the prior fiscal year, and the region also experienced improved pricing. The Middle East increase was largely due to blowout work in Bangladesh and activity increases in Saudi Arabia. Activity growth in Venezuela, Colombia, Argentina and Brazil led to the revenue increase in Latin America. Average drilling activity in Latin America increased 11% during the quarter ended December 31, 2005, compared to the same period in the prior fiscal year.

Operating income increased as a result of the improved revenues in Canada as well as the blowout out work in Bangladesh described above. Also, similar to the U.S. Mexico Pressure Pumping segment, labor efficiencies were achieved during the period. The headcount for the three months ended December 31, 2005 increased 7% compared to same period in prior year, while revenue increased 28%.

Other Oilfield Services Segment

Results for the three-month periods ended December 31, 2005 and 2004

The following table summarizes the change in revenue for the three-month periods ended December 31, 2005 and 2004 for each of the operating segments of Other Oilfield Services:

% Change in Revenue
Tubular Services	19%
Process & Pipeline Services	9%
Chemical Services	37%
Completion Tools	47%
Completion Fluids	29%

Increased revenue from Completion Fluids, Chemical Services, and Completion Tools provided the majority of the revenue increase within Other Oilfield Services during the three months ended December 31, 2005 when compared to the same period in the prior year. Both Completion Fluids and Chemical Services increase in revenue was attributable to increased activity in the U.S. market, while Completion Tools revenue increase was due to improved sales mix in the Gulf of Mexico and increased screen sales in Brazil.

Operating income for Other Oilfield Services increased to 18% for the first three months of fiscal 2006 compared to 6% for the first three months of fiscal 2005, with the revenue increases described above being the primary contributor to the increase.

Other	Expenses

The following table sets forth the Company’s other operating expenses as a percentage of revenue:

	Three Months Ended December 31,
	2005	2004
Research and engineering	1.6%	1.7%
Marketing expense	2.6%	2.9%
General and administrative expense	3.9%	3.0%

Research and engineering and marketing expense: These expenses increased for three months ended December 31, 2005 compared to the same periods in the prior fiscal year. However, as a percent of revenue, each of these expenses has decreased. This is due to our revenue increasing at a higher rate than expenses related to research and engineering and marketing.

General and administrative expense: Professional fees of $7.2 million related to our compliance with Section 404 of the Sarbanes-Oxley Act have led to the increase in general and administrative expenses for the period. In addition, as discussed in Note 3 of the notes to the consolidated condensed financial statements, the Company adopted SFAS 123(R) on October 1, 2005 and as a result allocated to general and administrative expense $4.5 million of stock based compensation expense for the quarter ended December 31, 2005.

The following table shows a comparison of interest expense, interest income, and other income, net (in thousands):

	Three Months Ended December 31,
	2005	2004
Interest expense	$(135)	$(3,968)
Interest income	3,390	2,963
Other income – net	952	9,601

Interest Expense and Interest Income: Interest expense decreased $3.8 million for the three months ended December 31, 2005 compared to the same period in prior year. The Company’s redemption of all of its outstanding Convertible Senior Notes, for $422.4 million in April 2005 caused this decrease. In addition, interest income increased $0.4 million for the three months ended December 31, 2005, compared to the same period in the prior year, as a result of an increase in cash and cash equivalents.

Other Income, net: Other income primarily relates to amounts discussed below in “Investigations Regarding Misappropriation and Possible Illegal Payments”.

Liquidity and Capital Resources

Historical Cash Flow

The following table sets forth the historical cash flows (in millions):

	Three Months Ended December 31,
	2005	2004
Cash flow from operations	$173.9	$99.5
Cash flow provided by / (used) in investing	(78.3)	46.1
Cash flow used in financing	(25.7)	(6.5)
Effect of exchange rate changes on cash	—	0.1

Change in cash and cash equivalents	$69.9	$139.2

The Company’s working capital increased $111.7 million at December 31, 2005 compared to September 30, 2005, principally as a result of increased activity which resulted in higher cash flow from operations, and a reduction in our accrued compensation as a result of incentive distributions made during the first quarter of fiscal 2005. Accounts receivable increased $34.1 million and inventory increased $15.9 million primarily as a result of an increase in U.S. and Canadian activity increases.

The cash flow used in investing was almost entirely due to $81.9 million of purchases of property, plant, and equipment during the three months ended December 31, 2005.

Cash flows used in financing consisted of $18.9 million in repurchases of the Company’s stock and a $16.2 million payment of dividends during the three months ended December 31, 2005. The Company received proceeds in the amount of $8.6 million for employee stock purchases and stock option exercises during the first quarter of fiscal 2006.

Liquidity and Capital Resources

Cash flows from operations is expected to be the Company’s primary source of liquidity in fiscal 2006. Our sources of liquidity also include cash and cash equivalents of $426.4 million at December 31, 2005 and the available financing facilities listed below (in millions):

Financing Facility	Expiration	Borrowings at December 31, 2005	Available at December 31, 2005
Revolving Credit Facility	June 2009	—	$400.0
Discretionary	Various times within the next 12 months	$3.3	$44.2

In June 2004, the Company replaced its then existing credit facility with a revolving credit facility (the “Revolving Credit Facility”) that permits borrowings up to $400 million in principal amount. The Revolving Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $20 million sublimit for swing line loans. Swingline loans have short-term maturities. The remaining amounts outstanding under the Revolving Credit Facility become due and payable in June 2009. Interest on outstanding borrowings is charged based on prevailing market rates. The Company is charged various fees in connection with the Revolving Credit Facility, including a commitment fee based on the average daily unused portion of the commitment, totaling $128,000 for the three months ended December 31, 2005. In addition, the Revolving Credit Facility charges a utilization fee on all outstanding loans and letters of credit when usage of the Revolving Credit Facility exceeds 33%, though there were no such charges in fiscal 2006 to date or in fiscal 2005. There were no outstanding borrowings under the Revolving Credit Facility at December 31, 2005.

The Revolving Credit Facility includes various customary covenants and other provisions, including the maintenance of certain profitability and solvency ratios, none of which materially restrict the Company’s activities. The Company is currently in compliance with all covenants imposed by the terms of the Revolving Credit Facility.

In addition to the Revolving Credit Facility, the Company had $44.2 million available in various unsecured, discretionary lines of credit at December 31, 2005, which expire at various dates within the next 12 months. There are no requirements for commitment fees or compensating balances in connection with these lines of credit, and interest on borrowings is based on prevailing market rates. There was $3.3 million and $3.4 million in outstanding borrowings under these lines of credit at December 31, 2005 and September 30, 2005, respectively.

Management believes that cash flows from operations combined with cash and cash equivalents, the Revolving Credit Facility, and other discretionary credit facilities provide the Company with sufficient capital resources and liquidity to manage its routine operations, meet debt service obligations, fund projected capital expenditures, repurchase common stock, pay a regular quarterly dividend and support the development of our short-term and long-term operating strategies. If the discretionary lines of credit are not renewed, or if borrowings under these lines of credit otherwise become unavailable, the Company expects to refinance this debt by arranging additional committed bank facilities or through other long-term borrowing alternatives.

At December 31, 2005 and September 30, 2005, the Company had issued and outstanding $79.0 million of unsecured 7% Series B Notes due February 1, 2006, net of discount, which are classified as current at December 31, 2005 based on their maturity date. On February 1, 2006, the Company has repaid this debt obligation with available cash on the maturity date.

Cash Requirements

The Company anticipates capital expenditures to be $450 million in fiscal 2006, compared to $324 million in fiscal 2005. The 2006 capital expenditure program is expected to consist primarily of spending for the enhancement of the Company’s existing pressure pumping equipment, continued investment in the U.S. fracturing fleet recapitalization initiative and stimulation expansion internationally. In 1998, the Company embarked on a program to replace its aging U.S. fracturing pump fleet with new, more efficient and higher horsepower pressure pumping equipment. The Company has made significant progress adding new equipment. However, much of the older equipment still remains in operation due to the increases in market activity in the U.S. During fiscal 2004, the Company expanded this U.S. fleet recapitalization initiative to include additional equipment, such as cementing, nitrogen and acidizing equipment. Recapitalization of the Company’s pressure pumping equipment in Canada began in fiscal 2005. The actual amount of fiscal 2006 capital expenditures will depend primarily on maintenance requirements and expansion opportunities and the Company’s ability to execute its budgeted capital expenditures.

In fiscal 2006, the Company’s minimum pension and postretirement funding requirements are anticipated to be approximately $7.8 million and has contributed $1.9 million during the three months ended December 31, 2005.

The Company anticipates paying cash dividends in the amount of $.05 per common share on a quarterly basis in fiscal 2006. Based on the shares outstanding on September 30, 2005, the aggregate annual amount paid for dividends would be approximately $64.7 million. However, dividends are subject to approval of the Company’s Board of Directors each quarter, and the Board has the ability to change the dividend policy at any time.

The Company expects that cash and cash equivalents and cash flows from operations will generate sufficient cash flows to fund all of the cash requirements described above.

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

The Company is continuing to investigate whether additional funds were misappropriated beyond the $9.0 million originally identified and investigate other possible inappropriate actions. To date, the Company has identified an additional $1.7 million that it believes was misappropriated by the former Region Controller. Although unauthorized, the additional $1.7 million of likely misappropriation was an expense of the Company that was recorded in the Consolidated Statement of Operations in periods prior to April 2002. As the Company continues its investigation, further adjustments may be recorded in the Consolidated Statements of Operations, but no material adjustments are known at this time.

In October 2004, the Company also received whistleblower allegations that illegal payments to foreign officials were made in the Asia Pacific Region. The Audit Committee of the Board of Directors engaged independent counsel to conduct a separate investigation to determine whether any such illegal payments were made. As previously disclosed, the investigation, which is continuing, found information indicating a significant likelihood that payments, which may have been illegal, were made to government officials in the Asia Pacific Region aggregating approximately $2.6 million over several years.

Thereafter in December 2005, the Company received a payment of approximately $2.8 million from the Asia Pacific Region in connection with the ongoing investigation there. The Audit Committee is investigating issues related to this payment and its relationship to the $2.6 million of payments described above. The $2.8 million repayment represents a gain contingency and was reflected in Other Income in the Consolidated Condensed Statement of Operations for the quarter ended December 31, 2005 in accordance with SFAS 5, Accounting for Contingencies.

The Company has voluntarily disclosed information found in the special Audit Committee investigation to the U.S. Department of Justice (“DOJ”) and U.S. Securities and Exchange Commission (“SEC”) and is engaged in ongoing discussions with these authorities as they review the matter.

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

As discussed in our Annual Report on Form 10-K for the period ended September 30, 2005, the misappropriations and related accounting adjustments in the Asia Pacific Region were possible because of certain internal control operating deficiencies. During fiscal 2002, the Company implemented policy changes worldwide for disbursements. In March 2005, the Company assigned a new Controller, an Assistant Controller and several new accountants to the Asia Pacific region. In addition, we have put in place Control and Process Improvement Managers at each of our six regional bases world-wide to document, enhance and test our control processes. The Company has also made several enhancements to its accounting policies and procedures. In 2005 the Company adopted new policies and procedures for the retention of international commercial agents.

Off Balance Sheet Transactions

In December 1999, the Company contributed certain pumping service equipment to a limited partnership. The Company owns a 1% interest in the limited partnership. The equipment is used to provide services to the Company’s customers for which the Company pays a service fee over a period of at least six years, but not more than 13 years, at approximately $12 million annually. This is accounted for as an operating lease. The Company assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46, Consolidation of Variable Interest Entities. However, the Company was not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 13 years. The balance of the deferred gain was $19.9 million and $22.1 million as of December 31, 2005 and September 30, 2005, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. In September 2010, the Company has the option, but not the obligation, to purchase the pumping service equipment for approximately $32 million. The Company currently has the intent to exercise this option in September 2010.

In 1997, the Company contributed certain pumping service equipment to a limited partnership. The Company owns a 1% interest in the limited partnership. The equipment is used to provide services to the Company’s customers for which the Company pays a service fee over a period of at least eight years, but not more than 13 years of approximately $10 million annually. This is accounted for as an operating lease. The Company assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46, Consolidation of Variable Interest Entities. However, the Company was not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 12 years. The balance of the deferred gain was $0.2 million and $0.3 million as of December 31, 2005 and September 30, 2005, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. In June 2009, the Company has the option, but not the obligation, to purchase the pumping service equipment for approximately $27 million. The Company currently has the intent to exercise this option in June 2009.

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

In December 2004, the FASB issued FASB Staff Position No. 109–2 (“FSP 109–2”), Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act on a company’s income tax expense and deferred tax liability. FSP 109–2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company is planning to remit qualifying dividends from its foreign subsidiaries of $65 million this fiscal year to claim the benefits of this new provision. Furthermore, the Company believes that any residual U.S. tax liability from this possible repatriation would be fully offset with excess foreign tax credits of the Company.

Critical Accounting Policies

For an accounting policy to be deemed critical, the accounting policy must first include an estimate that requires a company to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. Second, different estimates that the company reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, must have a material impact on the presentation of the company’s financial condition or results of operations. Estimates and assumptions about future events and their effects cannot be predicted with certainty. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies disclosed in our Form 10-K for the fiscal year ended September 30, 2005.

Forward Looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 concerning, among other things, the Company’s prospects, expected revenues, expenses and profits, developments and business strategies for its operations, all of which are subject to certain risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms and phrases such as “expect,” “estimate,” “project,” “believe,” “achievable,” “anticipate” and similar terms and phrases. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such statements are subject to:

•	fluctuating prices of crude oil and natural gas,

•	conditions in the oil and natural gas industry, including drilling activity,

•	reduction in prices or demand for our products and services, and level of acceptance of price book increases in our markets,

•	general global economic and business conditions,

•	international political instability, security conditions, and hostilities, and declines in customer activity due to adverse local and regional conditions,

•	the Company’s ability to expand its products and services (including those it acquires) into new geographic markets,

•	our ability to generate technological advances and compete on the basis of advanced technology,

•	risks from operating hazards such as fire, explosion, blowouts and oil spills,

•	unexpected litigation for which insurance and customer agreements do not provide protection,

•	adverse consequences that may be found in or result from our ongoing internal investigation, including potential financial consequences and governmental actions, proceedings, charges or penalties,

•	changes in currency exchange rates,

•	severe weather conditions, including hurricanes, that affect conditions in the oil and natural gas industry,

•	the business opportunities that may be presented to and pursued by the Company,

•	competition and consolidation in the Company’s business, and

•	changes in law or regulations and other factors, many of which are beyond the control of the Company,

•	risks from ongoing investigations,

•	potential delays in the delivery of products used in the Company’s operations or components used in the Company’s equipment.

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. Other than as required under securities laws, the Company does not assume a duty to update these forward looking statements. This list of risk factors is not intended to be comprehensive. See “Risk Factors” included in the Company’s Form 10-K for the fiscal year ended September 30, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The table below provides information about the Company’s market sensitive financial instruments and constitutes a “forward-looking statement.” The Company’s major market risk exposure is to foreign currency fluctuations internationally and changing interest rates, primarily in the United States, Canada and Europe. The Company’s policy is to manage interest rates through use of a combination of fixed and floating rate debt. If the floating rates were to increase by 10% from December 31, 2005 rates, the Company’s combined interest expense to third parties would increase by a total of $2,000 each month in which such increase continued. At December 31, 2005, the Company had issued fixed-rate debt of $79.0 million. These instruments are fixed-rate and, therefore, do not expose the Company to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $48,000 if interest rates were to decline by 10% from their rates at December 31, 2005.

Periodically, the Company borrows funds which are denominated in foreign currencies, which exposes the Company to market risk associated with exchange rate movements. There were no such borrowings denominated in foreign currencies at December 31, 2005. When the Company believes prudent, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such forward foreign exchange contracts at December 31, 2005. The expected maturity dates and fair value of our market risk sensitive instruments are stated below (in thousands). All items described are non-trading and are stated in U.S. dollars.

	As of December 31,						Total	Fair Value 12/31/05
	Expected Maturity Dates
	2006	2007	2008	2009	2010	Thereafter
SHORT-TERM BORROWINGS

Bank borrowings; U.S. $ denominated
Average variable interest rate – 8.25% at December 31, 2005	$3,275						$3,275	$3,275

LONG-TERM BORROWINGS

7% Series B Notes-U.S. $ denominated	$79,000						$79,000	$79,143
Fixed interest rate – 7%

Total	$82,275	—	—	—	—	—	$82,275	$82,418

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

Asbestos Litigation

In August 2004, certain predecessors of the Company were named as defendants in four lawsuits filed in the Circuit Courts of Jones and Smith Counties in Mississippi. These four lawsuits include 118 individual plaintiffs alleging that they suffer various illnesses from exposure to asbestos and seeking damages. The lawsuits assert claims of unseaworthiness, negligence, and strict liability, all based upon the status of the Company’s predecessors as Jones Act employers. These cases include numerous defendants and, in general, the defendants are all alleged to have been the Jones Act employers of these plaintiffs and/or manufactured, distributed or utilized products containing asbestos. The plaintiffs are in the process of completing data sheets specifying the companies they were employed by and the asbestos-containing products to which they were allegedly exposed. Through this process, approximately 24 plaintiffs have identified the Company or its predecessors as their employer. No products of the Company or its predecessors have been identified to date by any plaintiffs as having contained asbestos. Once the data sheet process is complete, we expect that the Company will be dismissed from any case where it is not identified as the employer. Only minimal medical information regarding the alleged asbestos-related disease suffered by the plaintiffs has been provided. Accordingly, the Company is unable to estimate its potential exposure to these lawsuits. The Company and its predecessors in the past maintained insurance which it believes will be available to respond to these claims. In addition to the Jones Act cases, the Company has been named in a small number of additional asbestos cases. The allegations in these cases vary, but generally include claims that the Company provided some unspecified product or service which contained or utilized asbestos. Some of the allegations involve claims that the Company is the successor to the Byron Jackson Company. To date, the Company has been successful in obtaining dismissals of such cases without any payment in settlements or judgments, although some remain pending at the present time. The Company intends to defend itself vigorously in all of these cases and, based on the information available to the Company at this time, the Company does not expect the outcome of these lawsuits to have a material adverse effect on its financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these lawsuits or additional similar lawsuits, if any, that may be filed.

Environmental

Federal, state and local laws and regulations govern the Company’s operation of underground fuel storage tanks. Rather than incur additional costs to restore and upgrade tanks as required by regulations, management has opted to remove the existing tanks. The Company has completed the removal of these tanks and has remedial cleanups in progress related to the tank removals. In addition, the Company is conducting environmental investigations and remedial actions at current and former company locations and, along with other companies, is currently named as a potentially responsible party at four third-party owned waste disposal sites. An accrual of approximately $3.0 million has been established for such environmental matters, which is management’s best estimate of the Company’s portion of future costs to be incurred. Insurance is also maintained for some environmental liabilities.

Item 1A. Risk Factors

There have been no material changes during the period ended December 31, 2005 in the Company’s “Risk Factors” as discussed the Company’s Form 10-K for the fiscal year ended September 30, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2005	0	0	0	$153 million
November 1 – 30, 2005	297,500	$33.47	297,500	$143 million
December 1 – 31, 2005	240,100	$37.47	240,100	$134 million

TOTAL	537,600	$35.26	537,600	$134 million

(1)	On December 19, 1997, the Company’s Board of Directors authorized a stock repurchase program of up to $150 million (subsequently increased to $300 million in May 1998, to $450 million in September 2000, to $600 million in July 2001 and again to $750 million in October 2001). Repurchases are made at the discretion of the Company’s management and the program will remain in effect until terminated by the Company’s Board of Directors.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

3(i)	Certificate of Amendment of Certificate of Incorporation
31.1	Section 302 certification for J. W. Stewart

31.2	Section 302 certification for Jeffrey E. Smith

32.1	Section 906 certification furnished for J. W. Stewart

32.2	Section 906 certification furnished for Jeffrey E. Smith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BJ Services Company
(Registrant)

Date: February 9, 2006	By:	/s/ J. W. Stewart
J. W. Stewart
Chairman of the Board, President and Chief Executive Officer

Date: February 9, 2006	By:	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Treasurer and Interim Chief Financial Officer