Form 10-Q
period 2006-03-31
BJ SERVICES CO
filed 2006-05-10
CIK 864328

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to             .

Commission file number 1-10570

BJ SERVICES COMPANY

(Exact name of registrant as specified in its charter)

Delaware	63-0084140
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4601 Westway Park Blvd, Houston, Texas	77041
(Address of principal executive offices)	(Zip Code)

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

There were 321,499,034 shares of the registrant’s common stock, $.10 par value, outstanding as of May 8, 2006.

BJ SERVICES COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BJ SERVICES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenue	$1,078,818	$795,863	$2,034,979	$1,533,645

Operating expenses:
Cost of sales and services	712,358	573,593	1,361,622	1,123,679
Research and engineering	15,574	13,083	30,727	25,545
Marketing	24,953	22,170	49,547	43,845
General and administrative	28,756	26,218	66,347	48,701
Loss on disposal of assets	1,848	392	1,856	1,330

Total operating expenses	783,489	635,456	1,510,099	1,243,100

Operating income	295,329	160,407	524,880	290,545
Interest expense	(155)	(3,790)	(290)	(7,758)
Interest income	3,501	3,609	6,891	6,572
Other income (expense) - net	(748)	(282)	204	9,319

Income before income taxes	297,927	159,944	531,685	298,678
Income tax expense	94,443	50,390	168,544	94,091

Net income	$203,484	$109,554	$363,141	$204,587

Earnings per share:
Basic	$.63	$.34	$1.12	$.63
Diluted	$.62	$.33	$1.11	$.62

Weighted average shares outstanding:
Basic	323,027	324,600	323,469	324,716
Diluted	326,859	329,716	327,421	329,962

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

(In thousands)

	March 31, 2006	September 30, 2005
ASSETS

Current assets:
Cash and cash equivalents	$326,304	$356,508
Receivables - net	801,500	695,359
Inventories - net
Products	154,914	151,641
Work in process	16,500	7,545
Parts	107,592	75,905

Total inventories	279,006	235,091
Deferred income taxes	15,059	16,107
Prepaid expenses	43,746	21,667
Other current assets	20,809	10,161

Total current assets	1,486,424	1,334,893

Property - net	1,199,271	1,086,932
Deferred income taxes	26,408	24,140
Goodwill	885,212	885,212
Other assets	67,553	65,743

Total Assets	$3,664,868	$3,396,920

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$370,340	$326,632
Short-term borrowings	496	3,390
Current portion of long-term debt	—	78,984
Accrued employee compensation and benefits	94,790	104,962
Income and other taxes	99,238	59,444
Accrued insurance	24,739	19,343
Other accrued liabilities	98,350	91,460

Total current liabilities	687,953	684,215

Commitments and contingencies (Note 6)
Deferred income taxes	64,398	64,613
Other long-term liabilities	173,229	164,339
Stockholders’ equity	2,739,288	2,483,753

Total liabilities and stockholders’ equity	$3,664,868	$3,396,920

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Common Stock Shares	Common Stock	Capital In Excess of Par	Treasury Stock	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, September 30, 2005	323,411	$34,752	$1,016,333	$(321,665)	$(9,195)	$1,739,157	$24,371	$2,483,753

Comprehensive income:
Net income						159,657
Other comprehensive income, net of tax:
Cumulative translation adjustments							416
Total comprehensive income								160,073
Reissuance of treasury stock for:
Stock options	281			3,853		276		4,129
Stock purchase plan	572			7,635		5,113		12,748
Director stock awards	27		(355)	355				—
Adoption of SFAS 123(R) (Note 3)			(9,195)		9,195			—
Stock based compensation			5,431					5,431
Tax benefit of stock options exercised			980					980
Purchase of treasury stock	(538)			(18,954)				(18,954)
Dividends declared						(16,177)		(16,177)

Balance, December 31, 2005	323,753	$34,752	$1,013,194	$(328,776)	$—	$1,888,026	$24,787	$2,631,983

Comprehensive income:
Net income						203,484
Other comprehensive income, net of tax:
Cumulative translation adjustments							734
Total comprehensive income								204,218
Reissuance of treasury stock for:
Stock options	494			6,866		747		7,613
Stock based compensation			3,128					3,128
Tax benefit of stock options exercised			1,662					1,662
Purchase of treasury stock	(2,785)			(93,122)				(93,122)
Dividends declared						(16,194)		(16,194)

Balance, March 31, 2006	321,462	$34,752	$1,017,984	$(415,032)	$—	$2,076,063	$25,521	$2,739,288

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$363,141	$204,587
Adjustments to reconcile net income to cash provided by operating activities:
Minority interest	1,372	1,131
Amortization of unearned compensation	—	3,141
Loss on disposal of assets	1,856	1,330
Depreciation and amortization	78,102	65,230
Excess tax benefits from stock based compensation	(2,645)	—
Deferred income taxes	4,711	(23,886)
Changes in:
Receivables	(106,300)	(82,417)
Inventories	(43,950)	(29,407)
Prepaid expenses	(22,083)	(10,304)
Accounts payable	43,836	16,184
Current income tax	45,406	18,570
Other current assets	(10,648)	2,154
Other current liabilities	(2,450)	7,166
Other - net	9,059	9,115

Net cash provided by operating activities	359,407	182,594

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(191,486)	(132,607)
Proceeds from disposal of assets	5,759	4,256
Proceeds from sale of U.S. Treasury securities	—	229,930

Net cash (used in) provided by investing activities	(185,727)	101,579

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term borrowings, net	(2,894)	(2,821)
Repayments of long-term borrowings	(79,000)	—
Dividends paid to shareholders	(32,370)	(25,931)
Purchase of treasury stock	(112,076)	(41,866)
Excess tax benefits from stock based compensation	2,645	—
Proceeds from exercise of stock options and stock purchase plan	19,901	15,154

Net cash used in financing activities	(203,794)	(55,464)

Effect of exchange rate changes on cash	(90)	441

(Decrease) increase in cash and cash equivalents	(30,204)	229,150
Cash and cash equivalents at beginning of period	356,508	424,725

Cash and cash equivalents at end of period	$326,304	$653,875

Cash Paid for Interest and Taxes:
Interest	$253	$4,038
Taxes	116,953	98,489

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 General

In the opinion of management, the unaudited consolidated condensed financial statements of BJ Services Company (the “Company”) include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of its financial position and statement of stockholders’ equity as of March 31, 2006, and its results of operations for the three and six-month periods ended March 31, 2006 and 2005 and cash flows for the six-month periods ended March 31, 2006 and 2005. The consolidated condensed statement of financial position at September 30, 2005 is derived from the September 30, 2005 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and six-month periods ended March 31, 2006 and 2005 and cash flows for the six-month periods ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Certain amounts for fiscal 2005 have been reclassified in the accompanying consolidated condensed financial statements to conform to the current year presentation.

Note 2 Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive instruments (stock options, employee stock purchase plan, stock incentive awards, and director stock awards) less the number of treasury shares assumed to be purchased with the exercise proceeds using the average market price of the Company’s common stock for each of the periods presented.

The following table presents information necessary to calculate earnings per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net income	$203,484	$109,554	$363,141	$204,587
Weighted-average common shares outstanding	323,027	324,600	323,469	324,716

Basic earnings per share	$.63	$.34	$1.12	$.63

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Weighted-average common and dilutive potential common shares outstanding:
Weighted-average common shares outstanding	323,027	324,600	323,469	324,716
Assumed exercise of stock based compensation(1)	3,832	5,116	3,952	5,246

	326,859	329,716	327,421	329,962

Diluted earnings per share	$.62	$.33	$1.11	$.62

(1)	For the three and six months ended March 31, 2006 and 2005, no options were antidilutive.

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

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an alternative method of calculating excess tax benefits (the “APIC pool”) from the method defined in SFAS123(R). A one-time election to adopt the transition method in FSP 123(R)-3 is available to those entities adopting SFAS 123(R). Companies are required to make this one time election within one year from the initial adoption of SFAS 123(R) or the effective date of FSP 123(R)-3. The Company has calculated its APIC pool using the method outlined in SFAS 123(R) and is evaluating the potential impact of calculating the APIC pool under the alternative method outlined in FSP 123(R)-3. However, the impact of adoption from either method is not expected to materially affect the Company’s financial position or results of operations.

The Company currently has four incentive plans and an Employee Stock Purchase Plan that are affected by SFAS 123(R). The Company’s 1995 Incentive Plan, 1997 Incentive Plan, 2000 Incentive Plan and 2003 Incentive Plan (the “Plans”) provide for the granting of stock options to officers, key employees and non-employee directors at an exercise price equal to the fair market value of the stock at the date of the grant and provides for director stock awards at no exercise price. The 1997 Incentive Plan and the 2000 Incentive Plan also provide for the granting of performance awards to the Company’s officers. The Company’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”) allows all employees to purchase shares of the Company’s Common Stock at 85% of market value on the first or last business day, whichever is lower, of the twelve-month plan period beginning each October 1. Purchases are limited to 10% of an employee’s regular salary.

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

Under SFAS 123(R), the Company’s unearned compensation balance at September 30, 2005 was reclassified to capital in excess of par on October 1, 2005. Stock based compensation expense was $3.9 million and $11.4 million for the three and six-months ended March 31, 2006. The following table summarizes stock based compensation expense recognized under SFAS 123(R) for the three and six-months ended March 31, 2006 and for three and six-months ended March 31, 2005 under APB 25, which was allocated as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Cost of sales and services	$995	$565	$2,293	$825
Research and engineering	387	233	891	334
Marketing	830	465	1,911	680
General and administrative	1,703	2,059	6,353	2,993

Stock based compensation expense(1)	3,915	3,322	11,448	4,832
Tax benefit	(1,371)	(1,163)	(4,007)	(1,691)

Stock based compensation expense, net of tax	$2,544	$2,159	$7,441	$3,141

(1)	Includes adjustment for actual forfeitures of stock incentive awards recorded in the second quarter of fiscal 2006. See stock incentive awards below.

The following table illustrates the effect on net income and earnings per share for the three and six months ended March 31, 2006 compared with the pro forma effect on net income and earnings per share for the three and six months ended March 31, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to the Company’s stock options and shares reserved under the stock purchase plan (in thousands, except per share amounts):

	Three months ended March 31,		Six months ended March 31,
	Actual 2006	Pro Forma 2005	Actual 2006	Pro Forma 2005
Net income, as reported	$203,484	$109,554	$363,141	$204,587
Add: total stock-based employee compensation expense included in reported net income, net of tax	2,544	2,159	7,441	3,141
Less: total stock-based employee compensation expense determined under SFAS 123(R) and SFAS 123, respectively, for all awards, net of tax	(2,544)	(4,398)	(7,441)	(7,650)

Net income	$203,484	$107,315	$363,141	$200,078

Earnings per share:
Basic, as reported	$.63	$.34	$1.12	$.63
Basic, pro forma	$.63	$.33	$1.12	$.62
Diluted, as reported	$.62	$.33	$1.11	$.62
Diluted, pro forma	$.62	$.33	$1.11	$.61

Stock Options: The Plans provide for the granting of stock options to officers, key employees and non-employee directors at an exercise price equal to the fair market value of the stock at the date of the grant. Options outstanding generally vest over three or four-year periods and are exercisable for periods ranging from seven to ten years.

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

Compensation expense for the grant determined under SFAS 123(R) for the three and six months ended March 31, 2006 was calculated using the Black-Scholes option pricing model with the following assumptions:

Officer grants	2006 Actual	2005 Pro forma
Expected life (years)	5.0	4.7
Interest rate	4.4%	3.6%
Volatility	42.8%	30.4%
Dividend yield	0.6%	0.7%
Weighted-average fair value per share at grant date	$14.76	$6.99

Non-officer grants
Expected life (years)	3.0	4.7
Interest rate	4.4%	3.6%
Volatility	31.9%	30.4%
Dividend yield	0.6%	0.7%
Weighted-average fair value per share at grant date	$9.19	$6.99

A summary of the status of the Company’s stock option activity and related information is presented below (in thousands, except per share prices):

	Six months ended March 31, 2006
	Shares	Weighted- Average Exercise Price
Outstanding at October 1, 2005	8,615	$14.68
Granted	1,677	35.35
Exercised	(777)	15.03
Forfeited	(239)	26.56

Outstanding at March 31, 2006	9,276	18.08

Options exercisable at March 31, 2006	5,957	12.79
Weighted-average grant date fair value of options granted during the period		$11.65

The following table summarizes information about stock options outstanding as of March 31, 2006 (in thousands, except per share prices and remaining contractual life):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$ 0.00 – 3.54	305	2.5	$3.53	305	$3.53
3.54 – 7.08	80	3.2	6.90	80	6.90
7.08 – 10.61	282	1.7	8.95	282	8.95
10.61 – 14.15	3,037	2.5	10.84	3,037	10.84
14.15 – 17.69	2,327	3.8	15.70	1,702	15.70
17.69 – 21.23	77	3.2	18.53	77	18.53
21.23 – 24.77	1,589	5.6	23.13	474	23.13
24.77 – 31.84	13	7.0	31.77	—	—
31.84 – 35.38	1,566	6.7	35.38	—	—

	9,276	4.1	18.12	5,957	12.79

Director Stock Awards: In addition to stock options, non-employee directors may be granted an award of common stock of the Company with no exercise price (“restricted stock”). Restricted stock awards generally vest over a three year period. Compensation expense determined under SFAS 123(R) for the three and six months ended March 31, 2006 was calculated using the Black-Scholes option pricing model and the same assumptions as those used to calculate stock based compensation expense for non officer stock option grants. Prior to adopting SFAS 123(R), compensation expense for restricted stock awards was calculated in the same manner.

Stock Incentive Awards: For awards made under the 1997 Stock Incentive Plan and 2000 Stock Incentive Plan, the Company has reserved 1,005,414 Performance Units (“Units”), representing the maximum number of Units the officers could receive. Each Unit represents the right to receive from the Company at the end of a stipulated period one unrestricted share of Common Stock, contingent upon achievement of certain financial performance goals over the stipulated period. Under SFAS 123(R) compensation expense is recorded for the entire grant amount and will not be adjusted regardless of achievement level attained. Prior to the adoption of SFAS 123(R), the aggregate fair market value of the underlying shares granted under this plan was considered unearned compensation at the time of grant and was adjusted quarterly based on the then current market price for the Company’s common stock. Compensation expense was determined based on management’s current estimate of the likelihood of meeting the specific financial goals and expensed ratably over the stipulated period.

In addition to the award of Units, each officer is also awarded cash equal to their tax liability on the Units they receive, if any, at the end of the performance period. The Company has recorded the cash award as a liability and recognizes compensation expense for the cash award ratably over the performance period. The cash liability is marked to market quarterly according to SFAS 123(R), with the adjustment recorded to compensation expense.

Under SFAS 123(R), the Company is recognizing compensation expense for grants of stock incentive awards based on the fair value at the date of the grant using a lattice model (Monte Carlo simulation). The Company has contracted a third party to perform this valuation. The fair values for each grant outstanding as of March 31, 2006 and assumptions used to determine the fair value are listed below:

Fiscal Year	Granted	Forfeited	Outstanding	Volatility	Dividend Yield	Fair value per share
2006	194,673	16,650	178,023	45.54%	0.31%	$31.62
2005	282,912	25,150	257,762	52.05%	0.60%	$25.83
2004	405,166	36,620	368,546	53.21%	—	$15.89

Stock Purchase Plan: The Purchase Plan allows all employees to purchase shares of the Company’s Common Stock at 85% of market value on the first or last business day, whichever is lower, of the twelve-month plan period beginning each October. Purchases are limited to 10% of an employee’s regular salary. The Company has reserved a total of 565,433 shares for fiscal 2006 under the purchase plan. Compensation expense determined under SFAS 123(R) for the three and six months ended March 31, 2006 was calculated using the Black-Scholes option pricing model with the following assumptions:

	2006 Actual	2005 Pro forma
Expected life (years)	1.0	1.0
Interest rate	4.1%	2.8%
Volatility	29.6%	14.6%
Dividend yield	0.6%	—
Weighted-average fair value per share at grant date	$9.35	$6.98

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

The U.S./Mexico Pressure Pumping business segment has two operating segments, the United States and Mexico, that provide both cementing services and stimulation services (consisting of fracturing, acidizing, sand control, nitrogen, coiled tubing and service tool services) provided throughout the United States and Mexico. These two operating segments have been aggregated into one reportable business segment because they offer the same type of services, have similar economic characteristics, have similar production processes and use the same methods to provide their services.

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

The Other Oilfield Services business segment has five operating segments. These operating segments provide other oilfield services such as production chemical services, casing and tubular services, process and pipeline services and completion tools and completion fluids services in the U.S. and in select markets internationally. The operating segments have been aggregated into one reportable business segment as they all provide other oilfield services, serve same or similar customers and some of the operating segments share resources.

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

Summarized financial information concerning the Company’s business segments is shown in the following table. The “Corporate” column includes corporate expenses not allocated to the operating segments.

Business Segments

	U.S./Mexico Pressure Pumping	International Pressure Pumping	Other Oilfield Services	Corporate	Total
	(in thousands)
Three Months Ended March 31, 2006

Revenues	$566,896	$355,623	$156,299	$—	$1,078,818
Operating income (loss)	215,369	67,077	31,922	(19,039)	295,329

Three Months Ended March 31, 2005

Revenues	$389,373	$284,678	$121,611	$201	$795,863
Operating income (loss)	116,808	45,518	14,497	(16,416)	160,407

Six Months Ended March 31, 2006

Revenues	$1,064,190	$671,617	$299,172	$—	$2,034,979
Operating income (loss)	390,848	124,467	57,075	(47,510)	524,880
Identifiable assets	1,141,536	1,299,381	593,712	630,239	3,664,868

Six Months Ended March 31, 2005

Revenues	$764,826	$530,823	$237,632	$364	$1,533,645
Operating income (loss)	224,532	76,588	20,926	(31,501)	290,545
Identifiable assets	972,633	1,139,041	562,889	847,124	3,521,687

A reconciliation from the segment information to consolidated income before income taxes is set forth below (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Total operating profit for Reportable segments	$295,329	$160,407	$524,880	$290,545
Interest expense	(155)	(3,790)	(290)	(7,758)
Interest income	3,501	3,609	6,891	6,572
Other income (expense) – net	(748)	(282)	204	9,319

Income before income taxes	$297,927	$159,944	$531,685	$298,678

Note 5 Debt

On February 1, 2006, the Company paid the remaining matured balance of its outstanding unsecured 7% Series B Notes of $79.0 million.

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

Newfield Litigation

On April 4, 2002, a jury rendered a verdict adverse to OSCA in connection with litigation pending in the United States District Court for the Southern District of Texas (Houston). The lawsuit, filed by Newfield Exploration on September 29, 2000, arose out of a blowout that occurred in 1999 on an offshore well owned by Newfield. The jury determined that OSCA’s negligence caused or contributed to the blowout and that it was responsible for 86% of the damages suffered by Newfield. The total damage amount awarded to Newfield was $15.6 million (excluding pre- and post-judgment interest). The Court delayed entry of the final judgment in this case pending the completion of the related insurance coverage litigation filed by OSCA against certain of its insurers and its former insurance broker. The Court elected to conduct the trial of the insurance coverage issues based upon the briefs of the parties. In the interim, the related litigation filed by OSCA against its former insurance brokers for errors and omissions in connection with the policies at issue in this case has been stayed. On February 28, 2003, the Court issued its final judgement in connection with the Newfield claims, based upon the jury’s verdict. At the same time, the Court issued rulings adverse to OSCA in connection with its claim for insurance coverage. Motions for New Trial were denied by the Judge and the case was appealed to the U.S. Court of Appeals for the Fifth Circuit, both with regard to the liability case and the insurance coverage issues. The Fifth circuit issued its ruling on April 12, 2006 finding against OSCA on the liability issues, but ruling in OSCA’s favor on insurance coverage. Based on a preliminary review of the opinion, OSCA should be entitled to insurance coverage to the extent the judgement exceeds approximately $3 million. One of the insurance carriers has filed a Motion for Re-hearing with the Fifth Circuit, which will likely delay the final resolution of the case. Great Lakes Chemical Corporation, (which owned the majority of the outstanding shares of OSCA at the time of the acquisition) agreed to indemnify the Company for 75% of any uninsured liability in excess of $3 million arising from the Newfield litigation. Taking this indemnity into account and without regard to the outcome of the insurance coverage dispute, the Company’s share of the verdict is approximately $5.6 million. The Company is fully reserved for its share of this liability.

Asbestos Litigation

In August 2004, certain predecessors of the Company were named as defendants in four lawsuits filed in the Circuit Courts of Jones and Smith Counties in Mississippi. These four lawsuits include 118 individual plaintiffs alleging that they suffer various illnesses from exposure to asbestos and seeking damages. The lawsuits assert claims of unseaworthiness, negligence, and strict liability, all based upon the status of the Company’s predecessors as Jones Act employers. These cases include numerous defendants and, in general, the defendants are all alleged to have been the Jones Act employers of these plaintiffs and/or manufactured, distributed or utilized products containing asbestos. The plaintiffs were required to complete data sheets specifying the companies they were employed by and the asbestos-containing products to which they were allegedly exposed. Through this process, approximately 25 plaintiffs have identified the Company or its predecessors as their employer. No products of the Company or its predecessors have been identified to date by any plaintiffs as having contained asbestos. Amended lawsuits have been filed by four individuals against the Company and the remainder of the original claims (114) have been dismissed. It is possible that as many as 21 other claimants who identified the Company or its predecessors as their employer could file suit against the Company, but they have not done so at this time. With regard to the remaining lawsuits, only minimal medical information regarding the alleged asbestos-related disease suffered by the plaintiffs has been provided. Accordingly, the Company is unable to estimate its potential exposure to these lawsuits. The Company and its predecessors in the past maintained insurance which may be available to respond to these claims. In addition to the Jones Act cases, the Company has been named in a small number of additional asbestos cases. The allegations in these cases vary, but generally include claims that the Company provided some unspecified product or service which contained or utilized asbestos. Some of the allegations involve claims that the Company is the successor to the Byron Jackson Company. To date, the Company has been successful in obtaining dismissals of such cases without any payment in settlements or judgments, although some remain pending at the present time. The Company intends to defend itself vigorously in all of these cases and, based on the information available to the Company at this time, the Company does not expect the outcome of these lawsuits, individually or collectively, to have a material adverse effect on its financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these lawsuits or additional similar lawsuits, if any, that may be filed.

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

Lease and Other Long-Term Commitments

In 1999, the Company contributed certain pumping service equipment to a limited partnership. The Company owns a 1% interest in the limited partnership. The equipment is used to provide services to the Company’s customers for which the Company pays a service fee over a period of at least six years, but not more than 13 years, at approximately $12 million annually. This is accounted for as an operating lease. The Company assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46, Consolidation of Variable Interest Entities. However, the Company was not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 13 years. The balance of the deferred gain was $19.1 million and $22.1 million as of March 31, 2006 and September 30, 2005, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. In September 2010, the Company has the option, but not the obligation, to purchase the pumping service equipment for approximately $32 million. The Company currently has the intent to exercise this option.

In 1997, the Company contributed certain pumping service equipment to a limited partnership. The Company owns a 1% interest in the limited partnership. The equipment is used to provide services to the Company’s customers for which the Company pays a service fee over a period of at least eight years, but not more than 13 years, at approximately $10 million annually. This is accounted for as an operating lease. The Company assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46, Consolidation of Variable Interest Entities. However, the Company was not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 12 years. The balance of the deferred gain was $0.1 million and $0.3 million as of March 31, 2006 and September 30, 2005, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. In June 2009, the Company has the option, but not the obligation, to purchase the pumping service equipment for approximately $27 million. The Company currently has the intent to exercise this option.

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

The Company arranges for the issuance of a variety of bank guarantees, performance bonds and standby letters of credit. The vast majority of these are issued in connection with contracts the Company, or a subsidiary, has entered into with customers. The customer has the right to call on the bank guarantee, performance bond or standby letter of credit in the event that the Company, or the subsidiary, defaults in the performance of services. These instruments are required as a condition to the Company, or the subsidiary, being awarded the contract, and are typically released upon completion of the contract. The balance of these instruments are predominantly standby letters of credit issued in connection with a variety of the Company’s financial obligations, such as in support of fronted insurance programs, claims administration funding, certain employee benefit plans and temporary importation bonds. The following table summarizes the Company’s other commercial commitments as of March 31, 2006 (in thousands):

	Total Amounts Committed	Amount of commitment expiration per period
Other Commercial Commitments		Less than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Standby Letters of Credit	$37,157	$37,153	$4	$—	$—
Guarantees	219,884	153,640	51,659	11,680	2,905

Total Other Commercial Commitments	$257,041	$190,793	$51,663	$11,680	$2,905

Note 7 Supplemental Financial Information

Other income (expense), net for the three and six months ended March 31 is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Minority interest	$(601)	$(725)	$(1,372)	$(1,131)
Non-operating net foreign exchange loss	(565)	(186)	(710)	(337)
Recovery of misappropriated funds	—	—	2,790	9,020
Other, net	418	629	(504)	1,767

Other income (expense), net	$(748)	$(282)	$204	$9,319

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

Note 8 Employee Benefit Plans

The Company has a U.S. Defined Benefit Plan, Foreign Defined Benefit Plans, and a Postretirement Benefit Plan, which are described in more detail in Note 9 of the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2005. Below is the amount of net periodic benefit costs recognized under each plan for the three and six months ended March 31 (in thousands):

Defined Benefit Plans

	Three Months Ended
	U.S.		Non-U.S.
	2006	2005	2006	2005
Service cost for benefits earned	$—	$—	$1,594	$1,206

Interest cost on projected benefit obligation	896	957	2,058	1,902
Expected return on plan assets	(1,433)	(1,336)	(2,329)	(1,725)
Recognized actuarial loss	—	—	508	552
Net amortization and deferral	147	147	27	19

Net pension (income) cost	$(390)	$(232)	$1,858	$1,954

	Six Months Ended
	U.S.		Non-U.S.
	2006	2005	2006	2005
Service cost for benefits earned	$—	$—	$3,188	$2,412

Interest cost on projected benefit obligation	1,792	1,914	4,116	3,804
Expected return on plan assets	(2,866)	(2,672)	(4,658)	(3,450)
Recognized actuarial loss	—	—	1,016	1,104
Net amortization and deferral	294	294	54	38

Net pension (income) cost	$(780)	$(464)	$3,716	$3,908

In fiscal 2006, the Company will have a minimum pension funding requirement of $6.6 million for the defined benefit plans. Contributions in the amount of $3.8 million were made during the six months ended March 31, 2006. These contributions have been and are expected to be funded by cash flows from operating activities.

Postretirement Benefit Plan

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Service cost for benefits attributed to service during the period	$867	$824	$1,734	$1,648
Interest cost on accumulated postretirement benefit obligation	717	658	1,434	1,316

Net periodic postretirement benefit cost	$1,584	$1,482	$3,168	$2,964

The Company expects to contribute $1.2 million to the post retirement plan in fiscal 2006, which represents the anticipated claims.

Note 9 Equity

On January 31, 2006, the Company’s stockholders approved a charter amendment increasing the authorized number of shares of common stock from 380,000,000 shares to 910,000,000 shares.

On March 1, 2006, the Company’s Board of Directors authorized an expansion of the Company’s stock repurchase program. The Board action increased the Company’s repurchase authority by $450 million. At March 2, 2006, the Company had $491 million remaining purchase authority.

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

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act contains new provisions that may impact the Company’s U.S. income tax liability beginning in the current fiscal year. The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. Under the guidance in FASB Staff Position No. 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return.

In December 2004, the FASB issued FASB Staff Position No. 109–2 (“FSP 109–2”), Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance with respect to recording the potential impact of the repatriation provisions of the Act under SFAS No. 109 on a company’s income tax expense and deferred tax liability. FSP 109–2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company is planning to remit qualifying dividends from its foreign subsidiaries of $65 million this fiscal year to claim the benefits of this provision of the Act. Furthermore, the Company believes that any residual U.S. tax liability from this planned repatriation would be fully offset with usable excess foreign tax credits for the Company.

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

	Three Months Ended March 31,			Six Months Ended March 31,
	2006	% Change	2005	2006	% Change	2005
Rig Count: (1)
U.S.	1,519	19%	1,279	1,499	19%	1,264
International(2) (3)	1,561	17%	1,336	1,502	17%	1,280
Commodity Prices (average):
Crude Oil (West Texas Intermediate)	$63.33	27%	$49.83	$61.68	26%	$49.06
Natural Gas (Henry Hub)	$7.70	20%	$6.44	$10.02	56%	$6.41

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Incorporated rig count information.
(2)	Includes Mexico rig count of 85 and 114 for the three-month periods ended March 31, 2006 and 2005, respectively, and 89 and 111 for the six-month periods ended March 31, 2006 and 2005, respectively.
(3)	In the quarter ended March 31, 2006, Baker Hughes Incorporated began excluding Iran and Sudan rig counts from its published rig count information. International rig count for the three and six months ended March 31, 2005 have been adjusted to exclude Iran and Sudan for comparability.

U.S. Rig Count

Demand for the Company’s pressure pumping services in the U.S. is primarily driven by oil and natural gas drilling activity, which tends to be extremely volatile, depending on the current and anticipated prices of oil and natural gas. During the last 10 years, the lowest annual U.S. rig count averaged 601 in fiscal 1999 and the highest annual U.S. rig count averaged 1,323 in fiscal 2005. If rig count levels for the remainder of fiscal year 2006 are consistent with those seen during the six months ended March 31, 2006, then the fiscal 2006 annual average rig count will exceed the fiscal 2005 average rig count.

International Rig Count

Many countries in which the Company operates are subject to political, social and economic risks which may cause volatility within any given country. However, the Company’s international revenue in total is less volatile because we operate in approximately 48 countries, which provides a reduction of exposure to any one country. Due to the significant investment and complexity of international projects, management believes drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective with regard to oil and natural gas pricing. Additionally, the international market is dominated by major oil companies and national oil companies which tend to have different objectives and more operating stability than the typical independent producer in North America. During the last 10 years, the lowest annual international rig count (including Canada) averaged 828 in fiscal 1999 and the highest annual international rig count averaged 1,311 in fiscal 2005. If rig count levels for the remainder of fiscal year 2006 are consistent with those seen during the six months ended March 31, 2006, then the fiscal 2006 annual average rig count will exceed the fiscal 2005 average rig count.

During the three and six months ended March 31, 2006, active international drilling rigs (excluding Canada) averaged 896 and 883, respectively, compared to 815 and 810 rigs for the three and six months ended March 31, 2005, respectively. Canadian drilling activity averaged 665 and 619 active drilling rigs for the three and six months ended March 31, 2006, respectively, compared to 521 and 470 rigs for the three and six months ended March 31, 2005, respectively.

Results of Operations

The following table sets forth selected key operating statistics reflecting the Company’s financial results (in millions):

	Three Months Ended March 31,			Six Months Ended March 31,
	2006	% Change	2005	2006	% Change	2005
Consolidated revenue	$1,078.8	36%	$795.9	$2,035.0	33%	$1,533.6
Revenue by segment:
U.S./Mexico Pressure Pumping	566.9	46%	389.4	1,064.2	39%	764.8
International Pressure Pumping	355.6	25%	284.7	671.6	27%	530.8
Other Oilfield Services	156.3	29%	121.6	299.2	26%	237.6
Corporate	—		.2		—	.4

Consolidated operating income	$295.3	84%	$160.4	$524.9	81%	$290.5
Operating income by segment:
U.S./Mexico Pressure Pumping	215.4	84%	116.8	390.8	74%	224.5
International Pressure Pumping	67.1	47%	45.5	124.5	63%	76.6
Other Oilfield Services	31.9	120%	14.5	57.1	173%	20.9
Corporate	(19.0)		(16.4)	(47.5)		(31.5)

Consolidated Revenue and Operating Income: For the three months ended March 31, 2006, revenue increased primarily due to increased drilling activity and pricing improvements in the U.S. and Canada along with increased activity in all of our international markets except Mexico and Russia. In addition, all of the operating segments within Other Oilfield Services contributed to the increase in revenue as a result of increased activity.

Operating income for the three months ended March 31, 2006 increased due to higher revenue as described above, with all of our segments showing an increase from the same period in prior year. For the three months ended March 31, 2006, consolidated operating income margins improved to 27% from 20% reported in fiscal 2005. For the six months ended March 31, 2006, consolidated operating income margins improved to 26% compared to 19% for the same period in the prior fiscal year. The increases for the three and six months ended were largely due to the improved pricing in the U.S. and Canada discussed above.

See discussion below on individual segments for further revenue and operating income variance details.

Outlook: As stated under “Market Conditions” above, the Company’s worldwide operations are primarily driven by the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity. Drilling activity, in turn, is largely dependent on the price of crude oil and natural gas. Drilling activity both in the U.S. and International markets during the first six months of fiscal 2006 have been the highest since 1985. If the price of crude oil and natural gas for the remainder of fiscal 2006 remain consistent with the average prices for these commodities for the six months ended March 31, 2006, the Company expects activity for the remainder of fiscal 2006 to surpass the fiscal 2005 activity levels both in the U.S. and International markets.

The Company’s results of operations also depend heavily on pricing. During the first six months of fiscal 2006, the Company has experienced improved pricing in both the U.S. and Canadian markets and expects this trend to continue for the remainder of fiscal 2006. The Company has issued a new U.S. price book, with an increase in U.S. pricing effective May 1, 2006. The degree of customer acceptance of the price book increase depends on activity levels and competitive pressures.

The Company expects to experience a normal decline in Canadian results of operations for the third quarter of fiscal 2006 compared to the second quarter of fiscal 2006, as the market enters spring break up in Canada. Spring break up is the period during which heavy drilling and other equipment is not permitted to travel on the roads.

U.S./Mexico Pressure Pumping Segment

Results for the three-month periods ended March 31, 2006 and 2005

Price improvements in the U.S. and a 19% increase in U.S. drilling activity compared to the same period in prior year drove the revenue increase for the three months ended March 31, 2006. Two U.S. price book increases have occurred since the quarter ended March 31, 2005. On May 1, 2005, a U.S. price book was issued, averaging a 15% price increase over the May 2004 U.S. price book. Another U.S. price book was then issued on November 1, 2005, averaging an 11% price increase over the May 2005 U.S. price book. The degree of customer acceptance of the price book increase depends on activity levels and competitive pressures. Continued activity declines in Mexico as well as the loss of the Company’s contract in the Burgos area slightly reduced the revenue improvements provided by the U.S. market. Average rig count for Mexico decreased 25% for the three months ended March 31, 2006, compared to the same period of the prior fiscal year.

The increase in operating income was primarily due to the increases in revenue described above. The pricing improvements described above also directly increased operating income without any associated cost. In addition, labor efficiencies were achieved through an increase in activity without a proportional increase in headcount, thereby increasing employee utilization per job. Average headcount increased 11% for the three months ended March 31, 2006 compared to the same period in the prior year, with revenue increasing 46%. Labor efficiencies are also being obtained through utilization of newer, more efficient and more modern equipment (see the “Business” section in the Annual Report on Form 10-K for the year ended September 30, 2005 for information on the U.S. fleet recapitalization initiative).

Results for the six-month periods ended March 31, 2006 and 2005

The revenue increase for the six months ended March 31, 2006 resulted from the U.S. pricing improvements discussed above as well as increases in U.S. drilling activity. The average U.S. rig count for the six months ended March 31, 2006, increased 19% compared to the same period in prior year. As with the three months ended March 31, 2006, declines in Mexico drilling activity and a loss in revenue from the Company’s contract in the Burgos area slightly offset the revenue increases experience by the U.S.

The increase in operating income was primarily driven by the U.S. price improvements and the overall labor efficiencies as discussed previously. Similar to above, average headcount increased 11% compared to the same period in the prior year, with revenue increasing 39%.

International Pressure Pumping Segment

Results for the three-month periods ended March 31, 2006 and 2005

The following table summarizes the change in revenue for the three-month periods ended March 31, 2006 and 2005 for each of the operating segments of International Pressure Pumping:

% change in Revenue
Europe/Africa	8%
Middle East	19%
Asia Pacific	50%
Russia	-9%
Latin America	28%
Canada	31%

Canada led the overall increase in revenue for the three months ended March 31, 2006 due to continued pricing improvements and increases in drilling activity in the region. Activity increases in New Zealand and Thailand within the Asia Pacific region and Venezuela, Argentina, and Brazil within the Latin America region were also significant contributors to the increase in revenue. Kazakhstan drilling activity increases and Saudi Arabia coil tubing and drilling activity increases were the primary factors for the Middle East increase in revenue during the period. Revenue improved in Europe/Africa due primarily to an increase in stimulation vessel work performed. In Russia, extreme winter weather prohibited operations for 23 days during the period causing the decrease in revenue for this operating segment.

Operating income increased as a result of the revenue increases in the Asia Pacific, Middle East, and Latin American regions as discussed above. Also, similar to the U.S./Mexico Pressure Pumping segment labor efficiencies were achieved during the period. The headcount for the three months ended March 31, 2006 increased 4% compared to the same period in prior year, while revenue increased 25%.

Results for the six-month periods ended March 31, 2006 and 2005

The following table summarizes the change in revenue for the six-month periods ended March 31, 2006 and 2005 for each of the operating segments of International Pressure Pumping:

% change in Revenue
Europe/Africa	14%
Middle East	30%
Asia Pacific	29%
Russia	8%
Latin America	27%
Canada	32%

Canadian, Middle Eastern, and Latin American operations were the primary contributors to the increase in revenue from the prior year. Canadian drilling activity increased 32% compared to the same period in the prior fiscal year, and the region also experienced improved pricing. The Middle East increase was largely due to blowout work in Bangladesh and activity increases in Saudi Arabia. Activity growth in Venezuela, Colombia, Argentina and Brazil led to the revenue increase in Latin America. Average drilling activity in Latin America increased 11% during the period compared to the same period in the prior fiscal year.

Operating income increased as a result of the improved revenues in Canada, Middle East, and Latin America as described above, as well as the improved margins from the increased North Sea operations. As with the three months ended March 31, 2006, operating income during the six months ended March 31, 2006 also benefited from labor efficiencies. The headcount for the six months ended March 31, 2006 increased 4% compared to the same period in prior year, while revenue increased 27%.

Other Oilfield Services Segment

Results for the three-month periods ended March 31, 2006 and 2005

The following table summarizes the change in revenue for the three-month periods ended March 31, 2006 and 2005 for each of the operating segments of Other Oilfield Services:

% change in Revenue
Tubular Services	20%
Process & Pipeline Services	18%
Chemical Services	46%
Completion Tools	40%
Completion Fluids	32%

Increased revenue from Completion Fluids, Chemical Services, and Completion Tools provided the majority of the revenue increase within Other Oilfield Services during the three months ended March 31, 2006 when compared to the same period in the prior year. Both the Completion Fluids and the Chemical Services increase in revenue were attributable to increased activity in the

U.S. market, while the Completion Tools revenue increase was due to increased activity in Brazil and India. The Tubular Services and Process and Pipeline services increases were due to overall activity increases.

Operating income for Other Oilfield Services increased to 20% for the three months ended March 31, 2006 compared to 12% for the same period in prior year, with the revenue increases described above being the cause for to the increase.

Results for the six-month periods ended March 31, 2006 and 2005

The following table summarizes the change in revenue for the six-month periods ended March 31, 2006 and 2005 for each of the operating segments of Other Oilfield Services:

% Change in Revenue
Tubular Services	20%
Process & Pipeline Services	13%
Chemical Services	41%
Completion Tools	43%
Completion Fluids	31%

As with the three months ended March 31, 2006, the increase in revenue for the six months ended March 31, 2006 was largely due to contributions from Completion Fluids, Chemical Services, and Completion Tools as discussed above. These increases were complemented by increases in revenue from both Tubular Services and Process and Pipeline Services activity.

Operating income for Other Oilfield Services increased to 19% for the first six months of fiscal 2006 compared to 9% for the first six months of fiscal 2005, with the revenue increases described above being the primary contributor to the increase.

Other Expenses

The following table sets forth the Company’s other operating expenses as a percentage of revenue:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Research and engineering	1.4%	1.6%	1.5%	1.7%
Marketing expense	2.3%	2.8%	2.4%	2.9%
General and administrative expense	2.7%	3.3%	3.3%	3.2%

Research and engineering and marketing expense: These expenses have increased for three and six months ended March 31, 2006 compared to the same periods in the prior fiscal year. However, as a percent of revenue, each of these expenses have decreased. This is due to our revenue increasing at a higher rate than expenses related to research and engineering and marketing.

General and administrative expense: For the three months ended March 31, 2006 general and administrative expense has increased as a result of an increase in professional fees of $2.1 million related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) compared to the same period in the prior fiscal year. However, as a percent of revenue, these expenses have decreased for the three months ended March 31, 2006. This is due to our revenue increasing at a higher rate than our general and administrative expense, which are mostly fixed expenses.

For the six months ended March 31, 2006, these expenses have increased due to professional fees of $9.0 million related to our compliance with Section 404, and an increase in stock based compensation expense of $3.4 million related to the Company’s adoption of SFAS 123(R) on October 1, 2005.

The following table shows a comparison of interest expense, interest income, and other income (expense), net (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Interest expense	$(155)	$(3,790)	$(290)	$(7,758)
Interest income	3,501	3,609	6,891	6,572
Other income (expense) – net	(748)	(282)	204	9,319

Interest Expense and Interest Income: Interest expense decreased $3.6 million and $7.5 million for the three and six months ended March 31, 2006, respectively, compared to the same periods in prior year. The decrease was caused by the Company’s redemption of all of its outstanding Convertible Senior Notes for $422.4 million in April 2005. Also, on February 1, 2006, the Company paid the remaining balance of its outstanding unsecured 7% Series B Notes of $79.0 million.

Interest income decreased $0.1 million and increased $0.3 million for the three and six months ended March 31, 2006, respectively, compared to the same periods in the prior year, as a result of cash and cash equivalents balances.

Other Income, net: Other income primarily relates to amounts discussed below in “Investigations Regarding Misappropriation and Possible Illegal Payments.”

Liquidity and Capital Resources

Historical Cash Flow

The following table sets forth the historical cash flows (in millions):

	Six Months Ended March 31,
	2006	2005
Cash flow from operations	$359.4	$182.6
Cash flow (used) in / provided by investing	(185.7)	101.6
Cash flow (used) in financing	(203.8)	(55.4)
Effect of exchange rate changes on cash	(.1)	.4

Change in cash and cash equivalents	$(30.2)	$229.2

The Company’s working capital increased $147.8 million at March 31, 2006 compared to September 30, 2005, principally as a result of increased activity which resulted in higher cash flow from operations. Accounts receivable increased $106.3 million and inventory increased $44.0 million primarily as a result of an increase in U.S. and Canadian activity levels.

The cash flow used in investing was almost entirely due to $191.5 million of purchases of property, plant, and equipment during the six months ended March 31, 2006.

Cash flows used in financing consisted of $112.1 million in repurchases of the Company’s stock, $79.0 million to repay the Company’s outstanding unsecured 7% Series B Notes, and $32.4 million in dividends paid during the six months ended March 31, 2006. The cash outflows were slightly reduced by proceeds received during the same period in the amount of $19.9 million for employee stock purchases and stock option exercises.

Liquidity and Capital Resources

Cash flows from operations are expected to be the Company’s primary source of liquidity in fiscal 2006. Our sources of liquidity also include cash and cash equivalents of $326.3 million at March 31, 2006 and the available financing facilities listed below (in millions):

Financing Facility	Expiration	Borrowings at March 31, 2006	Available at March 31, 2006
Revolving Credit Facility	June 2009	—	$400.0
Discretionary	Various times within the next 12 months	$0.5	$44.3

In June 2004, the Company replaced its then existing credit facility with a revolving credit facility (the “Revolving Credit Facility”) that permits borrowings up to $400 million in principal amount. The Revolving Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $20 million sublimit for swingline loans. Swingline loans have short-term maturities. Any amounts outstanding under the Revolving Credit Facility become due and payable in June 2009. Interest on outstanding borrowings is charged based on prevailing market rates. The Company is charged various fees in connection with the Revolving Credit Facility, including a commitment fee based on the average daily unused portion of the commitment, totaling $0.3 million for the six months ended March 31, 2006. In addition, the Revolving Credit Facility charges a utilization fee on all outstanding loans and letters of credit when usage of the Revolving Credit Facility exceeds 33%, though there were no such charges in fiscal 2006 to date or in fiscal 2005. There were no outstanding borrowings under the Revolving Credit Facility at March 31, 2006.

The Revolving Credit Facility includes various customary covenants and other provisions, including the maintenance of certain profitability and solvency ratios, none of which materially restrict the Company’s activities. The Company is currently in compliance with all covenants imposed by the terms of the Revolving Credit Facility.

In addition to the Revolving Credit Facility, the Company had $44.3 million available in various unsecured, discretionary lines of credit at March 31, 2006, which expire at various dates within the next 12 months. There are no requirements for commitment fees or compensating balances in connection with these lines of credit, and interest on borrowings is based on prevailing market rates. There was $0.5 million and $3.4 million in outstanding borrowings under these lines of credit at March 31, 2006 and September 30, 2005, respectively.

Management believes that cash flows from operations combined with cash and cash equivalents, the Revolving Credit Facility and other discretionary credit facilities provide the Company with sufficient capital resources and liquidity to manage its routine operations, meet debt service obligations, fund projected capital expenditures, repurchase common stock, pay a regular quarterly dividend and support the development of our short-term and long-term operating strategies. If the discretionary lines of credit are not renewed, or if borrowings under these lines of credit otherwise become unavailable, the Company expects to refinance this debt by arranging additional committed bank facilities or through other long-term borrowing alternatives.

At September 30, 2005, the Company had issued and outstanding $79.0 million of unsecured 7% Series B Notes due February 1, 2006, net of discount. The Company repaid this debt obligation with available cash on the maturity date, February 1, 2006.

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

In fiscal 2006, the Company’s minimum pension and postretirement funding requirements are anticipated to be approximately $7.8 million and the Company has contributed $3.8 million during the six months ended March 31, 2006.

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

Off Balance Sheet Transactions

In 1999, the Company contributed certain pumping service equipment to a limited partnership. The Company owns a 1% interest in the limited partnership. The equipment is used to provide services to the Company’s customers for which the Company pays a service fee over a period of at least six years, but not more than 13 years, at approximately $12 million annually. This is accounted for as an operating lease. The Company assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46, Consolidation of Variable Interest Entities. However, the Company was not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 13 years. The balance of the deferred gain was $19.1 million and $22.1 million as of March 31, 2006 and September 30, 2005, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. In September 2010, the Company has the option, but not the obligation, to purchase the pumping service equipment for approximately $32 million. The Company currently has the intent to exercise this option.

In 1997, the Company contributed certain pumping service equipment to a limited partnership. The Company owns a 1% interest in the limited partnership. The equipment is used to provide services to the Company’s customers for which the Company pays a service fee over a period of at least eight years, but not more than 13 years, at approximately $10 million annually. This is accounted for as an operating lease. The Company assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46, Consolidation of Variable Interest Entities. However, the Company was not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 12 years. The balance of the deferred gain was $0.1 million and $0.3 million as of March 31, 2006 and September 30, 2005, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. In June 2009, the Company has the option, but not the obligation, to purchase the pumping service equipment for approximately $27 million. The Company currently has the intent to exercise this option.

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

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act contains new provisions that may impact the Company’s U.S. income tax liability beginning in the current fiscal year. The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. Under the guidance in FASB Staff Position No. 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return.

In December 2004, the FASB issued FASB Staff Position No. 109–2 (“FSP 109–2”), Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance with respect to recording the potential impact of the repatriation provisions of the Act under SFAS No. 109 on a company’s income tax expense and deferred tax liability. FSP 109–2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company is planning to remit qualifying dividends from its foreign subsidiaries of $65 million this fiscal year to claim the benefits of this provision of the Act. Furthermore, the Company believes that any residual U.S. tax liability from this planned repatriation would be fully offset with usable excess foreign tax credits for the Company.

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

Forward Looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 concerning, among other things, the Company’s prospects, expected revenues, expenses and profits, developments and business strategies for its operations, all of which are subject to certain risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms and phrases such as “expect,” “estimate,” “project,” “believe,” “achievable,” “anticipate” and similar terms and phrases. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such statements are subject to:

•	fluctuating prices of crude oil and natural gas,

•	conditions in the oil and natural gas industry, including drilling activity,

•	reduction in prices or demand for our products and services, and level of acceptance of price book increases in our markets,

•	general global economic and business conditions,

•	international political instability, security conditions, and hostilities, and declines in customer activity due to adverse local and regional conditions,

•	the Company’s ability to expand its products and services (including those it acquires) into new geographic markets,

•	our ability to generate technological advances and compete on the basis of advanced technology,

•	risks from operating hazards such as fire, explosion, blowouts and oil spills,

•	unexpected litigation for which insurance and customer agreements do not provide protection,

•	adverse consequences that may be found in or result from our ongoing internal investigation, including potential financial consequences and governmental actions, proceedings, charges or penalties,

•	changes in currency exchange rates,

•	severe weather conditions, including hurricanes, that affect conditions in the oil and natural gas industry,

•	the business opportunities that may be presented to and pursued by the Company,

•	competition and consolidation in the Company’s business, and

•	changes in law or regulations and other factors, many of which are beyond the control of the Company,

•	risks from ongoing investigations,

•	potential delays in the delivery of products used in the Company’s operations or components used the Company’s equipment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The table below provides information about the Company’s market sensitive financial instruments and constitutes a “forward-looking statement.” The Company’s major market risk exposure is to foreign currency fluctuations internationally and changing interest rates, primarily in the United States, Canada and Europe. The Company’s policy is to manage interest rates through use of a combination of fixed and floating rate debt. If the floating rates were to increase by 10% from March 31, 2006 rates, the Company’s combined interest expense to third parties would increase by a total of $362 each month in which such increase continued.

Periodically, the Company borrows funds which are denominated in foreign currencies, which exposes the Company to market risk associated with exchange rate movements. There were no such borrowings denominated in foreign currencies at March 31, 2006. When the Company believes prudent, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such forward foreign exchange contracts at March 31, 2006. The expected maturity dates and fair value of our market risk sensitive instruments are stated below (in thousands). All items described are non-trading and are stated in U.S. dollars.

	As of March 31,
	Expected Maturity Dates							Fair Value
	2006	2007	2008	2009	2010	Thereafter	Total	3/31/06
SHORT-TERM BORROWINGS

Bank overdrafts; U.S. $ denominated Average variable interest rate – 5.75% at March 31, 2006	$496						$496	$496

LONG-TERM BORROWINGS

None

Total	$496	—	—	—	—	—	$496	$496

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

Newfield Litigation

On April 4, 2002, a jury rendered a verdict adverse to OSCA in connection with litigation pending in the United States District Court for the Southern District of Texas (Houston). The lawsuit, filed by Newfield Exploration on September 29, 2000, arose out of a blowout that occurred in 1999 on an offshore well owned by Newfield. The jury determined that OSCA’s negligence caused or contributed to the blowout and that it was responsible for 86% of the damages suffered by Newfield. The total damage amount awarded to Newfield was $15.6 million (excluding pre- and post-judgment interest). The Court delayed entry of the final judgment in this case pending the completion of the related insurance coverage litigation filed by OSCA against certain of its insurers and its former insurance broker. The Court elected to conduct the trial of the insurance coverage issues based upon the briefs of the parties. In the interim, the related litigation filed by OSCA against its former insurance brokers for errors and omissions in connection with the policies at issue in this case has been stayed. On February 28, 2003, the Court issued its final judgement in connection with the Newfield claims, based upon the jury’s verdict. At the same time, the Court issued rulings adverse to OSCA in connection with its claim for insurance coverage. Motions for New Trial were denied by the Judge and the case was appealed to the U.S. Court of Appeals for the Fifth Circuit, both with regard to the liability case and the insurance coverage issues. The Fifth circuit issued its ruling on April 12, 2006 finding against OSCA on the liability issues, but ruling in OSCA’s favor on insurance coverage. Based on a preliminary review of the opinion, OSCA should be entitled to insurance coverage to the extent the judgement exceeds approximately $3 million. One of the insurance carriers has filed a Motion for Re-hearing with the Fifth Circuit, which will likely delay the final resolution of the case. Great Lakes Chemical Corporation, (which owned the majority of the outstanding shares of OSCA at the time of the acquisition) agreed to indemnify the Company for 75% of any uninsured liability in excess of $3 million arising from the Newfield litigation. Taking this indemnity into account, and without regard to the outcome of the insurance coverage dispute, the Company’s share of the verdict is approximately $5.6 million. The Company is fully reserved for its share of this liability.

Asbestos Litigation

In August 2004, certain predecessors of the Company were named as defendants in four lawsuits filed in the Circuit Courts of Jones and Smith Counties in Mississippi. These four lawsuits include 118 individual plaintiffs alleging that they suffer various illnesses from exposure to asbestos and seeking damages. The lawsuits assert claims of unseaworthiness, negligence, and strict liability, all based upon the status of the Company’s predecessors as Jones Act employers. These cases include numerous defendants and, in general, the defendants are all alleged to have been the Jones Act employers of these plaintiffs and/or manufactured, distributed or utilized products containing asbestos. The plaintiffs were required to complete data sheets specifying the companies they were employed by and the asbestos-containing products to which they were allegedly exposed. Through this process, approximately 25 plaintiffs have identified the Company or its predecessors as their employer. No products of the Company or its predecessors have been identified to date by any plaintiffs as having contained asbestos. Amended lawsuits have been filed by four individuals against the Company and the remainder of the original claims (114) have been dismissed. It is possible that as many as 21 other claimants who identified the Company or its predecessors as their employer could file suit against the Company, but they have not done so at this time. With regard to the remaining lawsuits, only minimal medical information regarding the alleged asbestos-related disease suffered by the plaintiffs has been provided. Accordingly, the Company is unable to estimate its potential exposure to these lawsuits. The Company and its predecessors in the past maintained insurance which may be available to respond to these claims. In addition to the Jones Act cases, the Company has been named in a small number of additional asbestos cases. The allegations in these cases vary, but generally include claims that the Company provided some unspecified product or service which contained or utilized asbestos. Some of the allegations involve claims that the Company is the successor to the Byron Jackson Company. To date, the Company has been successful in obtaining dismissals of such cases without any payment in settlements or judgments, although some remain pending at the present time. The Company intends to defend itself vigorously in all of these cases and, based on the information available to the Company at this time, the Company does not expect the outcome of these lawsuits, individually or collectively, to have a material adverse effect on its financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these lawsuits or additional similar lawsuits, if any, that may be filed.

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

Item 1A. Risk Factors

There have been no material changes during the period ended March 31, 2006 in the Company’s “Risk Factors” as discussed the Company’s Form 10-K for the fiscal year ended September 30, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2006	0	0	0	$134 million
February 1 – 28, 2006	1,457,582	$30.05	1,457,582	$90 million
March 1 – 31, 2006	1,327,200	$37.19	1,327,200	$491 million

TOTAL	2,784,782	$33.44	2,784,782	$491 million

(1)	On December 19, 1997, the Company’s Board of Directors authorized a stock repurchase program of up to $150 million (subsequently increased to $300 million in May 1998, to $450 million in September 2000, to $600 million in July 2001, to $750 million in October 2001, and again to $1.2 billion in March 2006). Repurchases are made at the discretion of the Company’s management and the program will remain in effect until terminated by the Company’s Board of Directors.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on January 31, 2006. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. The Board of Directors nominated John R. Huff and Michael E. Patrick for re-election at the Annual Meeting. There was no solicitation in opposition to these nominees, and the nominees were re-elected. The number of votes for and withheld with respect to the nominees were as follows:

Nominee	Votes For	Withheld
John R. Huff	267,810,220	24,610,963
Michael E. Patrick	284,270,097	8,151,086

In addition, the following directors continued in office after the Annual Meeting: Don D. Jordan, William H. White, L. William Heiligbrodt, James L. Payne, and J.W. Stewart.

The stockholders also approved a charter amendment increasing the authorized number of shares of common stock from 380,000,000 shares to 910,000,000 shares. The votes were as follows:

Votes in Favor	Votes Against	Votes Abstained	Broker Non-Votes
233,317,207	57,360,102	1,743,873	—

Item 5. Other Information

None

Item 6. Exhibits

31.1	Section 302 certification for J. W. Stewart

31.2	Section 302 certification for Jeffrey E. Smith

32.1	Section 906 certification furnished for J. W. Stewart

32.2	Section 906 certification furnished for Jeffrey E. Smith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BJ Services Company
(Registrant)

Date: May 10, 2006	By:	/s/ J. W. Stewart
J. W. Stewart
Chairman of the Board, President
and Chief Executive Officer

Date: May 10, 2006	By:	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Vice President – Finance
and Chief Financial Officer