Form 10-Q
period 2006-06-30
BJ SERVICES CO
filed 2006-08-09
CIK 864328

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

There were 299,153,189 shares of the registrant’s common stock, $.10 par value, outstanding as of August 7, 2006.

BJ SERVICES COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BJ SERVICES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenue	$1,116,906	$817,261	$3,151,885	$2,350,906

Operating expenses:
Cost of sales and services	734,717	587,826	2,096,339	1,711,505
Research and engineering	16,665	13,370	47,392	38,915
Marketing	25,571	23,497	75,118	67,342
General and administrative	32,310	28,365	98,657	77,066
Loss on disposal of assets	764	184	2,620	1,514

Total operating expenses	810,027	653,242	2,320,126	1,896,342

Operating income	306,879	164,019	831,759	454,564
Interest expense	(2,506)	(2,219)	(2,796)	(9,977)
Interest income	3,456	2,272	10,347	8,844
Other income (expense)—net	194	(1,764)	398	7,555

Income before income taxes	308,023	162,308	839,708	460,986
Income tax expense	95,143	48,115	263,687	142,206

Net income	$212,880	$114,193	$576,021	$318,780

Earnings per share:
Basic	$.67	$.35	$1.80	$.98
Diluted	$.67	$.35	$1.77	$.97

Weighted average shares outstanding:
Basic	315,705	323,104	320,881	324,180
Diluted	319,502	328,458	324,765	329,460

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

(In thousands)

	June 30, 2006	September 30, 2005
ASSETS

Current assets:
Cash and cash equivalents	$382,867	$356,508
Receivables - net	862,120	695,359
Inventories - net
Products	159,883	151,641
Work in process	18,157	7,545
Parts	138,284	75,905

Total inventories	316,324	235,091
Deferred income taxes	16,513	16,107
Prepaid expenses	40,130	21,667
Other current assets	27,260	12,250

Total current assets	1,645,214	1,336,982

Property - net	1,304,244	1,086,932
Deferred income taxes	25,284	24,140
Goodwill	885,690	885,212
Other assets	65,837	76,376

Total Assets	$3,926,269	$3,409,642

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$394,467	$326,632
Short-term borrowings	103,647	3,390
Current portion of long-term debt	—	78,984
Accrued employee compensation and benefits	113,055	104,962
Income and other taxes	101,889	59,444
Accrued insurance	22,795	19,343
Other accrued liabilities	128,775	93,549

Total current liabilities	864,628	686,304

Commitments and contingencies (Note 7)
Long-term debt (Note 5)	499,678	—
Deferred income taxes	65,624	66,958
Other long-term liabilities	191,151	164,339
Stockholders’ equity	2,305,188	2,492,041

Total liabilities and stockholders’ equity	$3,926,269	$3,409,642

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Common Stock Shares	Common Stock	Capital In Excess of Par	Treasury Stock	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, September 30, 2005, as reported	323,411	$34,752	$1,016,333	$(321,665)	$(9,195)	$1,739,157	$24,371	$2,483,753
Step-acquisition of BJSP transaction (Note 6)						8,288		8,288

Balance, September 30, 2005, as restated	323,411	$34,752	$1,016,333	$(321,665)	$(9,195)	$1,747,445	$24,371	$2,492,041

Comprehensive income:
Net income						159,657
Other comprehensive income, net of tax:
Cumulative translation adjustments							416
Total comprehensive income								160,073
Reissuance of treasury stock for:
Stock options	281			3,853		276		4,129
Stock purchase plan	572			7,635		5,113		12,748
Director stock awards	27		(355)	355				—
Adoption of SFAS 123(R) (Note 3)			(9,195)		9,195			—
Stock based compensation			5,431					5,431
Tax benefit of stock options exercised			980					980
Purchase of treasury stock	(538)			(18,954)				(18,954)
Dividends declared						(16,177)		(16,177)

Balance, December 31, 2005	323,753	$34,752	$1,013,194	$(328,776)	$—	$1,896,314	$24,787	$2,640,271

Comprehensive income:
Net income						203,484
Other comprehensive income, net of tax:
Cumulative translation adjustments							734
Total comprehensive income								204,218
Reissuance of treasury stock for:
Stock options	494			6,866		747		7,613
Stock based compensation			3,128					3,128
Tax benefit of stock options exercised			1,662					1,662
Purchase of treasury stock	(2,785)			(93,122)				(93,122)
Dividends declared						(16,194)		(16,194)

Balance, March 31, 2006	321,462	$34,752	$1,017,984	$(415,032)	$—	$2,084,351	$25,521	$2,747,576

Comprehensive income:
Net income						212,880
Other comprehensive income, net of tax:
Cumulative translation adjustments							9,573
Total comprehensive income								222,453
Reissuance of treasury stock for:
Stock options	103			1,656		(237)		1,419
Stock based compensation			4,847					4,847
Tax benefit of stock options exercised			1,386					1,386
Purchase of treasury stock	(18,229)			(656,449)				(656,449)
Dividends declared						(16,044)		(16,044)

Balance, June 30, 2006	303,336	$34,752	$1,024,217	$(1,069,825)	$—	$2,280,950	$35,094	$2,305,188

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$576,021	$318,780
Adjustments to reconcile net income to cash provided by operating activities:
Minority interest	1,765	3,704
Amortization of unearned compensation	—	4,269
Loss on disposal of assets	2,620	1,514
Depreciation and amortization	120,492	99,531
Excess tax benefits from stock based compensation	(3,382)	—
Deferred income taxes	(1,139)	(14,459)
Changes in:
Receivables	(154,770)	(80,967)
Inventories	(75,760)	(35,793)
Prepaid expenses	(18,542)	(4,983)
Accounts payable	65,638	34,227
Current income tax	41,201	9,565
Other current assets	(15,186)	1,324
Other current liabilities	42,471	18,367
Other - net	21,987	7,157

Net cash provided by operating activities	603,416	362,236

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(323,176)	(225,602)
Proceeds from disposal of assets	6,431	8,857
Net cash acquired in connection with step acquisition of BJSP (Note 6)	9,232	—
Proceeds from sale of U.S. Treasury securities	—	229,774

Net cash (used in) provided by investing activities	(307,513)	13,029

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) of short-term borrowings, net	100,257	(1,999)
Proceeds from long-term borrowings	499,673	—
Repayments of long-term borrowings	(79,000)	(422,369)
Dividends paid to shareholders	(48,415)	(38,920)
Purchase of treasury stock	(768,525)	(98,360)
Debt issuance costs	(2,179)	—
Excess tax benefits from stock based compensation	3,382	—
Proceeds from exercise of stock options and stock purchase plan	25,052	21,906

Net cash used in financing activities	(269,755)	(539,742)

Effect of exchange rate changes on cash	211	54

Increase (decrease) in cash and cash equivalents	26,359	(164,423)
Cash and cash equivalents at beginning of period	356,508	424,725

Cash and cash equivalents at end of period	$382,867	$260,302

Cash paid for interest and taxes:
Interest	$370	$5,059
Taxes	220,400	140,006

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 General

In the opinion of management, the unaudited consolidated condensed financial statements of BJ Services Company (the “Company”) include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of its financial position and statement of stockholders’ equity as of June 30, 2006, and its results of operations for the three and nine-month periods ended June 30, 2006 and 2005 and cash flows for the nine-month periods ended June 30, 2006 and 2005. The consolidated condensed statement of financial position at September 30, 2005 is derived from the September 30, 2005 audited consolidated financial statements. As discussed in Note 6, the consolidated condensed statement of financial position at September 30, 2005 has been retroactively restated to give effect to the step-acquisition of BJSP. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and nine-month periods ended June 30, 2006 and 2005 and cash flows for the nine-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

The following table presents information necessary to calculate earnings per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net income	$212,880	$114,193	$576,021	$318,780
Weighted-average common shares outstanding	315,705	323,104	320,881	324,180

Basic earnings per share	$.67	$.35	$1.80	$.98

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Weighted-average common and dilutive potential common shares outstanding:
Weighted-average common shares outstanding	315,705	323,104	320,881	324,180
Assumed exercise of stock based compensation(1)	3,797	5,354	3,884	5,280

	319,502	328,458	324,765	329,460

Diluted earnings per share	$.67	$.35	$1.77	$.97

(1)	For the three and nine months ended June 30, 2006 and 2005, no options were antidilutive.

Note 3 Stock Based Compensation

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

Under SFAS 123(R), the Company’s unearned compensation balance at September 30, 2005 was reclassified to capital in excess of par on October 1, 2005. Stock based compensation expense was $5.9 million and $17.3 million for the three and nine-months ended June 30, 2006, respectively. The following table summarizes stock based compensation expense recognized under SFAS 123(R) for the three and nine-months ended June 30, 2006 and for three and nine-months ended June 30, 2005 under APB 25, which was allocated as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
Cost of sales and services	$1,463	$295	$3,755	$1,120
Research and engineering	271	121	1,162	455
Marketing	511	243	2,422	923
General and administrative	3,605	1,076	9,958	4,071

Stock based compensation expense	5,850	1,735	17,297	6,569
Tax benefit	(2,048)	(607)	(6,054)	(2,300)

Stock based compensation expense, net of tax	$3,802	$1,128	$11,243	$4,269

The following table illustrates the effect on net income and earnings per share for the three and nine months ended June 30, 2006 compared with the pro forma effect on net income and earnings per share for the three and nine months ended June 30, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to the Company’s stock options and shares reserved under the stock purchase plan (in thousands, except per share amounts):

	Three months ended June 30,		Nine months ended June 30,
	Actual	Pro Forma	Actual	Pro Forma
	2006	2005	2006	2005
Net income, as reported	$212,880	$114,193	$576,021	$318,780
Add: total stock-based employee compensation expense included in reported net income, net of tax	3,802	1,128	11,243	4,269
Less: total stock-based employee compensation expense determined under SFAS 123(R) and SFAS 123, respectively, for all awards, net of tax	(3,802)	(3,377)	(11,243)	(11,047)

Net income	$212,880	$111,944	$576,021	$312,002

Earnings per share:
Basic, as reported	$.67	$.35	$1.80	$.98
Basic, pro forma	$.67	$.35	$1.80	$.96
Diluted, as reported	$.67	$.35	$1.77	$.97
Diluted, pro forma	$.67	$.34	$1.77	$.95

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

Compensation expense for grants determined under SFAS 123(R) for the three and nine months ended June 30, 2006 was calculated using the Black-Scholes option pricing model with the following assumptions:

Officer grants	2006 Actual	2005 Pro forma
Expected life (years)	5.0	4.7
Interest rate	4.4%	3.6%
Volatility	42.8%	30.4%
Dividend yield	0.6%	0.7%
Weighted-average fair value per share at grant date	$14.76	$6.99
Non-officer grants
Expected life (years)	3.0	4.7
Interest rate	4.4%	3.6%
Volatility	31.9%	30.4%
Dividend yield	0.6%	0.7%
Weighted-average fair value per share at grant date	$9.19	$6.99

A summary of the status of the Company’s stock option activity and related information is presented below (in thousands, except per share prices):

	Nine months ended June 30, 2006
	Shares	Weighted- Average Exercise Price
Outstanding at October 1, 2005	8,615	$14.68
Granted	1,708	35.31
Exercised	(882)	14.88
Forfeited	(257)	26.63

Outstanding at June 30, 2006	9,184	18.17

Options exercisable at June 30, 2006	5,851	12.77
Weighted-average grant date fair value of options granted during the period		$11.70

The following table summarizes information about stock options outstanding as of June 30, 2006 (in thousands, except per share prices and remaining contractual life):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$0.00 – 3.54	294	2.3	$3.53	294	$3.53
3.54 – 7.08	76	3.1	6.94	76	6.94
7.08 – 10.61	280	1.4	8.95	280	8.95
10.61 – 14.15	3,008	2.3	10.84	3,008	10.84
14.15 – 17.69	2,282	3.5	15.76	1,660	15.70
17.69 – 21.23	73	2.9	18.53	73	18.53
21.23 – 24.77	1,569	5.4	23.13	460	23.13
24.77 – 31.84	13	6.7	31.77	—	—
31.84 – 35.38	1,589	6.4	35.34	—	—

	9,184	3.8	18.17	5,851	12.77

Director Stock Awards: In addition to stock options, non-employee directors may be granted an award of common stock of the Company with no exercise price (“restricted stock”). Restricted stock awards generally vest over a three year period. Compensation expense determined under SFAS 123(R) for the three and nine months ended June 30, 2006 was calculated using the Black-Scholes option pricing model and the same assumptions as those used to calculate stock based compensation expense for non officer stock option grants. Prior to adopting SFAS 123(R), compensation expense for restricted stock awards was calculated in the same manner.

Stock Incentive Awards: For awards made under the 1997 Stock Incentive Plan and 2000 Stock Incentive Plan, the Company has reserved 1,020,546 shares of Common Stock for issuance for Performance Units (“Units”), representing the maximum number of shares the officers could receive. Each Unit represents the right to receive from the Company at the end of a stipulated period one unrestricted share of Common Stock, contingent upon achievement of certain financial performance goals over the stipulated period. Under SFAS 123(R) compensation expense is recorded for the entire grant amount and will not be adjusted regardless of achievement level attained. Prior to the adoption of SFAS 123(R), the aggregate fair market value of the underlying shares granted under this plan was considered unearned compensation at the time of grant and was adjusted quarterly based on the then current market price for the Company’s common stock. Compensation expense was determined based on management’s current estimate of the likelihood of meeting the specific financial goals and expensed ratably over the stipulated period.

In addition to the award of Units, each officer is also awarded cash equal to his or her tax liability on the Units they receive, if any, at the end of the performance period. The Company recognizes compensation expense for the cash award ratably over the performance period and the cash liability is marked to market quarterly according to SFAS 123(R), with the adjustment recorded to compensation expense. At June 30, 2006, the Company has accrued $7.0 million for the cash award liability for all outstanding grants. However, the actual performance results at the end of a performance period could result in a decrease or increase to the actual cash payments, resulting in an increase or decrease to compensation expense at the end of the performance period.

Under SFAS 123(R), the Company is recognizing compensation expense for grants of stock incentive awards based on the fair value at the date of the grant using a lattice model (Monte Carlo simulation). The fair values for each grant outstanding as of June 30, 2006 and assumptions used to determine the fair value are listed below:

Fiscal Year	Granted	Forfeited	Outstanding	Volatility	Dividend Yield	Weighted Average Fair value per share
2006	206,779	16,650	190,129	45.54%	0.31%	$30.52
2005	282,912	25,150	257,762	52.05%	0.60%	$25.83
2004	405,166	36,620	368,546	53.21%	—	$15.89

Stock Purchase Plan: The Purchase Plan allows all employees to purchase shares of the Company’s Common Stock at 85% of market value on the first or last business day, whichever is lower, of the twelve-month plan period beginning each October. Purchases are limited to 10% of an employee’s regular salary. The Company has reserved a total of 565,433 shares for fiscal 2006 under the purchase plan. Compensation expense determined under SFAS 123(R) for the three and nine months ended June 30, 2006 was calculated using the Black-Scholes option pricing model with the following assumptions:

	2006 Actual	2005 Pro forma
Expected life (years)	1.0	1.0
Interest rate	4.1%	4.1%
Volatility	29.6%	16.4%
Dividend yield	0.6%	0.6%
Weighted-average fair value per share at grant date	$9.35	$5.49

The Company calculated estimated volatility using historical daily prices based on the appropriate expected life of the stock purchase plan. The risk-free interest rate is based on observed U.S. Treasury rates appropriate for the expected life of the stock purchase plan. The dividend yield is based on the Company’s history of dividend payouts.

Note 4 Segment Information

The Company currently has thirteen operating segments for which separate financial information is available and that have separate management teams that are engaged in oilfield services. The results for these operating segments are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The operating segments have been aggregated into three reportable business segments: U.S./Mexico Pressure Pumping, International Pressure Pumping and the Oilfield Services Group.

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

The International Pressure Pumping business segment has six operating segments. Similar to U.S./Mexico Pressure Pumping, it includes cementing and stimulation services (consisting of fracturing, acidizing, sand control, nitrogen, coiled tubing and service tool services). These services are provided to customers in more than 48 countries in the major international oil and natural gas producing areas of Canada, Latin America, Europe and Africa, Asia Pacific, Russia and the Middle East. The operating segments have been aggregated into one reportable business segment because they have similar economic characteristics, offer the same type of services, have similar production processes and use the same methods to provide their products and services. They also serve the same or similar customers, which include major multi-national, independent and national or state-owned oil companies.

The Oilfield Services Group business segment has five operating segments. These operating segments provide oilfield services such as production chemical services, casing and tubular services, process and pipeline services and completion tools and completion fluids services in the U.S. and in select markets internationally. The operating segments have been aggregated into one reportable business segment as they all provide oilfield services, serve same or similar customers and some of the operating segments share resources.

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

Business Segments

	U.S./Mexico Pressure Pumping	International Pressure Pumping	Oilfield Services Group	Corporate	Total
	(in thousands)
Three Months Ended June 30, 2006

Revenues	$644,070	$300,674	$172,162	$—	$1,116,906
Operating income (loss)	260,618	35,950	39,389	(29,078)	306,879

Three Months Ended June 30, 2005

Revenues	$447,370	$233,288	$136,543	$60	$817,261
Operating income (loss)	143,706	16,807	21,478	(17,972)	164,019

Nine Months Ended June 30, 2006

Revenues	$1,708,260	$972,291	$471,334	$—	$3,151,885
Operating income (loss)	651,466	160,417	96,464	(76,588)	831,759
Identifiable assets	1,223,528	1,354,960	627,342	720,439	3,926,269

Nine Months Ended June 30, 2005

Revenues	$1,212,196	$764,111	$374,175	$424	$2,350,906
Operating income (loss)	368,238	93,395	42,404	(49,473)	454,564
Identifiable assets	1,042,642	1,130,777	560,800	450,510	3,184,729

A reconciliation from the segment information to consolidated income before income taxes is set forth below (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Total operating profit for Reportable segments	$306,879	$164,019	$831,759	$454,564
Interest expense	(2,506)	(2,219)	(2,796)	(9,977)
Interest income	3,456	2,272	10,347	8,844
Other income (expense) – net	194	(1,764)	398	7,555

Income before income taxes	$308,023	$162,308	$839,708	$460,986

Note 5 Debt

Long term debt at June 30, 2006 and September 30, 2005 consisted of the following (in thousands):

	June 30, 2006	September 30, 2005
7% Series B Notes due February 1, 2006, net of discount	$—	$78,984
Floating rate Senior Notes due 2008	250,000	—
5.75% Senior Notes due 2011, net of discount	249,678	—

	499,678	78,984
Less current maturities of long-term debt	—	78,984

Long-term debt	$499,678	$—

On June 8, 2006, the Company completed a public offering of $500.0 million aggregate principal amount of Senior Notes, consisting of $250.0 million of floating rate Senior Notes due 2008, with an annual interest rate of three-month LIBOR plus 17 basis points, and $250.0 million of 5.75% Senior Notes due 2011. The net proceeds from the offering of approximately $497.1 million, after deducting underwriting discounts and commissions and expenses, will be used to repurchase outstanding shares of common stock, repay indebtedness, fund capital expenditures and for other corporate purposes. As of June 30, 2006, the Company had $250.0 million of the Senior Notes due 2008 issued and outstanding and $249.7 million of the 5.75% Senior Notes due 2011 issued and outstanding.

In addition, the Company had $100.0 million in outstanding current borrowings under its Revolving Credit Facility at June 30, 2006. See Note 5 of the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2005 for further discussion of the terms and conditions of the Revolving Credit Facility.

The Senior Notes and Revolving Credit Facility include various customary covenants and other provisions, including the maintenance of certain profitability and solvency ratios, none of which materially restrict the Company’s activities. The Company is currently in compliance with all covenants imposed.

At September 30, 2005, the Company had issued and outstanding $79.0 million of unsecured 7% Series B Notes due February 1, 2006, net of discount. The Company repaid this debt obligation with available cash on the maturity date, February 1, 2006.

Note 6 Acquisitions

On June 25, 2006, the Company acquired an additional 2% interest in Societe Algerienne de Stimulation de Puits Productures d’Hydrocarbures (“BJSP”) for $4.9 million, increasing the Company’s total ownership in BJSP to 51%. L’Enterprise de Services aux Puits, an indirect subsidiary of Sonatrach, owns the remaining 49%. BJSP provides coiled tubing and cementing services to the Algerian market. Prior to obtaining controlling interest in BJSP, the Company accounted for the investment using the cost method, as it could not exercise significant influence over the entity. Following this transaction, which is being accounted for as a step-acquisition, the Company will have control of BJSP and will consolidate the entity. In accordance with APB 18, Equity Method of Accounting of Investments in Common Stock, and ARB 51, Consolidated Financial Statements, the Company has retroactively adjusted beginning retained earnings to adopt the equity method of accounting for its ownership interest in previous periods. This adjustment resulted in a $8.3 million increase to beginning retained earnings as reflected in the consolidated statement of stockholders’ equity and other comprehensive income. The statement of operations has not been restated as the impact of adopting the equity method was not material in any given period.

Following the transaction, the assets and liabilities and results of operations of BJSP are included in the consolidated results of the Company. At June 30, 2006, the consolidation resulted in an increase of $42.4 million in total current assets (including approximately $14.1 million in cash), $12.1 million in total current liabilities, $19.3 million in minority interest and $0.5 million in goodwill. The Company is in the process of completing its purchase price allocation for this step of the acquisition. The pro forma financial information for this acquisition is not included as it is not material to the Company.

In July 2006, the Company executed a definitive purchase agreement to acquire substantially all of the operating assets of Dyna Coil of South Texas, Ltd., DynaCoil Injection Systems, Inc. and Dynochem, Ltd. (collectively, “Dyna-Coil”). Dyna-Coil is focused on production optimization services, particularly the installation and service of capillary injection systems and associated products (production chemicals) mostly in the U.S. and Canada. The transaction is expected to close during the fourth quarter of fiscal 2006.

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

Newfield Litigation

On April 4, 2002, a jury rendered a verdict adverse to OSCA in connection with litigation pending in the United States District Court for the Southern District of Texas (Houston). The lawsuit, filed by Newfield Exploration on September 29, 2000, arose out of a blowout that occurred in 1999 on an offshore well owned by Newfield. The jury determined that OSCA’s negligence caused or contributed to the blowout and that it was responsible for 86% of the damages suffered by Newfield. The total damage amount awarded to Newfield was $15.6 million (excluding pre- and post-judgment interest). The Court delayed entry of the final judgment in this case pending the completion of the related insurance coverage litigation filed by OSCA against certain of its insurers and its former insurance broker. The Court elected to conduct the trial of the insurance coverage issues based upon the briefs of the parties. In the interim, the related litigation filed by OSCA against its former insurance brokers for errors and omissions in connection with the policies at issue in this case has been stayed. On February 28, 2003, the Court issued its final judgement in connection with the Newfield claims, based upon the jury’s verdict. At the same time, the Court issued rulings adverse to OSCA in connection with its claim for insurance coverage. Motions for New Trial were denied by the Judge and the case was appealed to the U.S. Court of Appeals for the Fifth Circuit, both with regard to the liability case and the insurance coverage issues. The Fifth circuit issued its ruling on April 12, 2006 finding against OSCA on the liability issues, but ruling in OSCA’s favor on insurance coverage. Based on the Fifth Circuit’s opinion, we believe that over half of the judgment against OSCA is covered by an insurance policy issued by AISLIC (an AIG affiliate). AISLIC filed a Motion for Re-hearing with the Fifth Circuit, which was denied. The case has been remanded to the District Court (as of June 5, 2006) for further consideration of one exclusion contained in the AISLIC policy. Even if the interpretation of this exclusion is resolved in a manner that is adverse to OSCA, a majority of the judgment against OSCA will remain covered by the AISLIC policy. Upon remand, Newfield has filed a motion to enforce its judgement against OSCA. OSCA is opposing the motion and asking the Court to hold an expedited hearing on the remaining coverage issue. A scheduling conference with the Court has been set for September 15, 2006. Great Lakes Chemical Corporation, (which owned the majority of the outstanding shares of OSCA at the time of the acquisition) agreed to indemnify OSCA for 75% of any uninsured liability in excess of $3 million arising from the Newfield litigation. Taking this indemnity into account and without regard to the outcome of the insurance coverage dispute, the Company’s share of the verdict is approximately $5.5 million. The Company is fully reserved for its share of this liability.

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

Lease and Other Long-Term Commitments

In 1999, the Company contributed certain pumping service equipment to a limited partnership. The Company owns a 1% interest in the limited partnership. The equipment is used to provide services to the Company’s customers for which the Company pays a service fee over a period of at least six years, but not more than 13 years, at approximately $12 million annually. This is accounted for as an operating lease. The Company assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46, Consolidation of Variable Interest Entities. However, the Company was not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 13 years. The balance of the deferred gain was $17.8 million and $22.1 million as of June 30, 2006 and September 30, 2005, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. In September 2010, the Company has the option, but not the obligation, to purchase the pumping service equipment for approximately $32 million. The Company currently has the intent to exercise this option.

In 1997, the Company contributed certain pumping service equipment to a limited partnership. The Company owns a 1% interest in the limited partnership. The equipment is used to provide services to the Company’s customers for which the Company pays a service fee over a period of at least eight years, but not more than 13 years, at approximately $10 million annually. This is accounted for as an operating lease. The Company assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46, Consolidation of Variable Interest Entities. However, the Company was not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 12 years. The balance of the deferred gain was $0.1 million and $0.3 million as of June 30, 2006 and September 30, 2005, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. In June 2009, the Company has the option, but not the obligation, to purchase the pumping service equipment for approximately $27 million. The Company currently has the intent to exercise this option.

The option prices for the Company to purchase the equipment under the partnerships depend in part on the fair market value of the equipment held by the partnerships at the time the options are exercised as well as other factors specified in the agreements.

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

The Company arranges for the issuance of a variety of bank guarantees, performance bonds and standby letters of credit. The vast majority of these are issued in connection with contracts the Company, or a subsidiary, has entered into with customers. The customer has the right to call on the bank guarantee, performance bond or standby letter of credit in the event that the Company, or the subsidiary, defaults in the performance of services. These instruments are required as a condition to the Company, or the subsidiary, being awarded the contract, and are typically released upon completion of the contract. The balance of these instruments are predominantly standby letters of credit issued in connection with a variety of the Company’s financial obligations, such as in support of fronted insurance programs, claims administration funding, certain employee benefit plans and temporary importation bonds. The following table summarizes the Company’s other commercial commitments as of June 30, 2006 (in thousands):

		Amount of commitment expiration per period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Standby Letters of Credit	$41,418	$41,413	$5	$—	$—
Guarantees	119,566	54,237	42,672	15,623	7,034

Total Other Commercial Commitments	$160,984	$95,650	$42,677	$15,623	$7,034

Note 8 Supplemental Financial Information

Other income (expense), net for the three and nine months ended June 30 is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Minority interest	$(393)	$(2,573)	$(1,765)	$(3,704)
Non-operating net foreign exchange loss	(647)	(206)	(1,357)	(543)
Recovery of misappropriated funds	—	—	2,790	9,020
Other, net	1,234	1,015	730	2,782

Other income (expense), net	$194	$(1,764)	$398	$7,555

In October 2004, the Company received a report from a whistleblower alleging that its Asia Pacific Region Controller had misappropriated Company funds in fiscal 2001. The Company began an internal investigation into the misappropriation and whether other inappropriate actions occurred in the Region. The Region Controller admitted to multiple misappropriations totaling approximately $9.0 million during a 30-month period ended April 2002. The misappropriations of approximately $9.0 million were repaid to the Company and the Region Controller’s employment was terminated. The misappropriations were an expense of the Company in the form of theft that were recorded in the Consolidated Statement of Operations in periods prior to April 2002. The $9.0 million repayment represents a gain contingency and was reflected in Other Income in the Consolidated Condensed Statement of Operations for the quarter ended December 31, 2004 in accordance with SFAS 5, Accounting for Contingencies.

The Company is continuing to investigate whether additional funds were misappropriated beyond the $9.0 million originally identified and investigate other possible inappropriate actions. To date, the Company has identified an additional $1.7 million that it believes was misappropriated by the former Region Controller. The additional $1.7 million of likely misappropriations were expenses of the Company that were recorded in the Consolidated Statement of Operations in periods prior to April 2002. As the Company continues its investigation, further adjustments may be recorded in the Consolidated Statements of Operations, but no material adjustments are known at this time.

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

Thereafter, in December 2005, the Company received a payment of approximately $2.8 million from the Asia Pacific Region in connection with the ongoing investigation there. The Audit Committee is investigating issues related to this payment and its relationship to the $2.6 million of payments described above. The $2.8 million payment represents a gain contingency and was reflected in Other Income in the Consolidated Condensed Statement of Operations for the quarter ended December 31, 2005 in accordance with SFAS 5, Accounting for Contingencies.

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

Note 9 Employee Benefit Plans

The Company has a U.S. Defined Benefit Plan, Foreign Defined Benefit Plans, and a Postretirement Benefit Plan, which are described in more detail in Note 9 of the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2005. Below is the amount of net periodic benefit costs recognized under each plan for the three and nine months ended June 30 (in thousands):

Defined Benefit Plans

	Three Months Ended
	U.S.		Non-U.S.
	2006	2005	2006	2005
Service cost for benefits earned	$—	$—	$1,594	$1,669
Interest cost on projected benefit obligation	896	957	2,058	1,918
Expected return on plan assets	(1,433)	(1,336)	(2,329)	(2,194)
Recognized actuarial loss	—	—	508	532
Net amortization and deferral	147	147	27	4

Net pension (income) cost	$(390)	$(232)	$1,858	$1,929

	Nine Months Ended
	U.S.		Non-U.S.
	2006	2005	2006	2005
Service cost for benefits earned	$—	$—	$4,782	$5,007
Interest cost on projected benefit obligation	2,688	2,871	6,174	5,754
Expected return on plan assets	(4,299)	(4,008)	(6,987)	(6,582)
Recognized actuarial loss	—	—	1,524	1,596
Net amortization and deferral	441	441	81	12

Net pension (income) cost	$(1,170)	$(696)	$5,574	$5,787

In fiscal 2006, the Company will have a minimum pension funding requirement of $6.6 million for the defined benefit plans. Contributions in the amount of $5.6 million were made during the nine months ended June 30, 2006. These contributions have been and are expected to be funded by cash flows from operating activities.

Post retirement Benefit Plan

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Service cost for benefits attributed to service during the period	$867	$824	$2,601	$2,472
Interest cost on accumulated postretirement benefit obligation	717	658	2,151	1,974

Net periodic postretirement benefit cost	$1,584	$1,482	$4,752	$4,446

The Company expects to contribute $0.6 million to the post retirement plan in fiscal 2006, which represents the anticipated claims. Contributions in the amount of $0.4 million were made during the nine months ended June 30, 2006. The contributions have been and are expected to be funded by cash flows from operating activities.

Note 10 Equity

On January 31, 2006, the Company’s stockholders approved a charter amendment increasing the authorized number of shares of common stock from 380,000,000 shares to 910,000,000 shares.

On March 1, 2006 and May 25, 2006, the Company’s Board of Directors authorized an expansion of the Company’s stock repurchase program, increasing the Company’s repurchase authority by $450 million and $1.0 billion, respectively. The Company has repurchased 21,551,282 shares for an aggregate of $768.5 million during the nine months ended June 30, 2006 and has authority remaining to purchase up to an additional $834.4 million in stock as of the end of the period.

Note 11 New Accounting Standards

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes and requires companies to make disclosures about uncertain income tax positions, including a detailed rollforward of tax benefits taken that do not qualify for financial statement recognition. The Company is currently in the process of evaluating the impact of FIN 48 on its financial statements.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. This is a replacement of APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Under SFAS 154, all voluntary changes in accounting principle as well as changes pursuant to accounting pronouncements that do not include specific transition requirements, must be applied retrospectively to prior periods’ financial statements. Retrospective application requires the cumulative effect of the change be reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to beginning retained earnings. Each period presented must be adjusted to reflect the period specific effects of applying the change. Also, under SFAS 154, a change in accounting estimate continues to be accounted for in the period of change and in future periods if necessary. Corrections of errors should continue to be reported by restating prior period financial statements as of the beginning of the first period presented, if material. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS 154 on October 1, 2006. Adoption will not have a material impact on the Company’s financial position and results of operations, since SFAS 154 is to be applied prospectively.

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act contains new provisions that may impact the Company’s U.S. income tax liability beginning in the current fiscal year. The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. Under the guidance in FASB Staff Position No. 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is incurred.

In December 2004, the FASB issued FASB Staff Position No. 109–2 (“FSP 109–2”), Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance with respect to recording the potential impact of the repatriation provisions of the Act under SFAS No. 109 on a company’s income tax expense and deferred tax liability. FSP 109–2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company is planning to remit qualifying dividends from its foreign subsidiaries of $67 million this fiscal year to claim the benefits of this provision of the Act. As of June 30, 2006, the Company has remitted $62 million. Furthermore, the Company believes that any residual U.S. tax liability from this planned repatriation would be fully offset with usable excess foreign tax credits for the Company.

Note 12 Subsequent Event

Subsequent to June 30, 2006, the Company has purchased 6,892,000 shares for $248.5 million through August 7, 2006 under its stock repurchase program as discussed in Note 10. The Company has authority remaining to purchase up to an additional $585.9 million in stock as of August 7, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business

The Company is engaged in providing pressure pumping services and other oilfield services to the oil and natural gas industry worldwide. Services are provided through three business segments: U.S./Mexico Pressure Pumping, International Pressure Pumping, and the Oilfield Services Group.

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

The Oilfield Services Group consists of production chemical services, casing and tubular services, process and pipeline services and completion tools and completion fluids services in the U.S. and select markets internationally.

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

	Three Months Ended June 30,			Nine Months Ended June 30,
	2006	% Change	2005	2006	% Change	2005
Baker Hughes, Inc. Rig Count:
U.S.	1,632	22%	1,336	1,543	20%	1,288
International(1) (2)	1,190	8%	1,099	1,398	15%	1,220
Commodity Prices (average):
Crude Oil (West Texas Intermediate)	$70.47	33%	$53.05	$64.61	28%	$50.44
Natural Gas (Henry Hub)	$6.54	-6%	$6.94	$8.86	34%	$6.60

(1)	Includes Mexico rig count of 85 and 116 for the three-month periods ended June 30, 2006 and 2005, respectively, and 88 and 113 for the nine-month periods ended June 30, 2006 and 2005, respectively.
(2)	In the quarter ended June 30, 2006, Baker Hughes Incorporated began excluding Iran and Sudan rig counts from its published rig count information. International rig count for the three and nine months ended June 30, 2005 have been adjusted to exclude Iran and Sudan for comparability.

U.S. Rig Count

Demand for the Company’s pressure pumping services in the U.S. is primarily driven by oil and natural gas drilling activity, which tends to be extremely volatile, depending on the current and anticipated prices of crude oil and natural gas. During the last 10 years, the lowest annual U.S. rig count averaged 601 in fiscal 1999 and the highest annual U.S. rig count averaged 1,323 in fiscal 2005. If rig count levels for the remainder of fiscal year 2006 are consistent with levels experienced during the nine months ended June 30, 2006, then the fiscal 2006 annual average rig count will exceed the fiscal 2005 average rig count.

International Rig Count

Many countries in which the Company operates are subject to political, social and economic risks which may cause volatility within any given country. However, the Company’s international revenue in total is less volatile because we operate in approximately 48 countries, which provides a reduction of exposure to any one country. Due to the significant investment and complexity of international projects, management believes drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective with regard to oil and natural gas pricing. Additionally, the international market is dominated by major oil companies and national oil companies which tend to have different objectives and more operating stability than the typical independent producer in North America. During the last 10 years, the lowest annual international rig count (including Canada) averaged 828 in fiscal 1999 and the highest annual international rig count averaged 1,311 in fiscal 2005. If rig count levels for the remainder of fiscal year 2006 are consistent with levels experienced during the nine months ended June 30, 2006, then the fiscal 2006 annual average rig count will exceed the fiscal 2005 average rig count.

During the three and nine months ended June 30, 2006, active international drilling rigs (excluding Canada) averaged 913 and 893, respectively, compared to 858 and 826 rigs for the three and nine months ended June 30, 2005, respectively. Canadian drilling activity averaged 277 and 505 active drilling rigs for the three and nine months ended June 30, 2006, respectively, compared to 241 and 394 rigs for the three and nine months ended June 30, 2005, respectively.

Results of Operations

Consolidated

	Three Months Ended June 30,			Nine Months Ended June 30,
Consolidated (in millions)	2006	% Change	2005	2006	% Change	2005
Revenue	$1,116.9	37%	$817.3	$3,151.9	34%	$2,350.9
Operating income	$306.9	87%	$164.0	$831.8	83%	$454.6

Baker Hughes, Inc.
Worldwide rig count	2,822	16%	2,435	2,941	17%	2,508

Consolidated revenue benefited from increased worldwide drilling activity and pricing improvements in the U.S., Canada, and certain international markets during the three and nine months ended June 30, 2006. Revenue growth for both periods surpassed the increase exhibited by worldwide drilling activity during the same periods.

Consolidated operating income also experienced significant growth for the three and nine months ended June 30, 2006 as a result of the increased revenue described above. All of our business segments showed strong increases in operating income from the same periods in the prior year. For the three months ended June 30, 2006, consolidated operating income margins improved to 28% from 20% reported in fiscal 2005; while, for the nine months ended June 30, 2006, consolidated operating income margins improved to 26% from 19% reported in the same period of the prior fiscal year. These margin enhancements were largely due to equipment and labor efficiencies in addition to the improved pricing in the U.S. and Canada.

U.S./Mexico Pressure Pumping Segment

	Three Months Ended June 30,			Nine Months Ended June 30,
U.S./Mexico	2006	% Change	2005	2006	% Change	2005
Pressure Pumping (in millions)
Revenue	$644.1	44%	$447.4	$1,708.3	41%	$1,212.2
Operating income	260.6	81%	143.7	651.5	77%	368.2

Baker Hughes, Inc.
U.S. rig count	1,632	22%	1,336	1,543	20%	1,288
Mexico rig count	85	-27%	116	88	-22%	113

Results for the three-month periods ended June 30, 2006 and 2005

U.S./Mexico pressure pumping revenue increased for the three months ended June 30, 2006 due to increased drilling activity and improved pricing in the U.S. market. Operating regions providing the most revenue growth include the East Texas, Permian Basin, and Rocky Mountain regions.

Activity: A 22% increase in U.S. drilling activity from the same period in the prior year led every operating region within the U.S. to have considerable revenue increases for the three months ended June 30, 2006. The U.S. revenue improvement was partially offset by lower revenue in Mexico due to lower levels of drilling activity. The average rig count for Mexico decreased 27% for the three months ended June 30, 2006, compared to the same period of the prior fiscal year.

Price: Price improvement in the U.S. has been supported by the issuance of three price books since May of 2005. A U.S. price book with a 15% average price increase over the May 2004 U.S. price book was issued on May 1, 2005. Then, on November 1, 2005, another price book was issued averaging an 11% price increase over the May 2005 prices. Finally, on May 1, 2006 the U.S. issued the latest price book increase. At June 30, 2006, 40% of customers were on the May 1, 2006 price book. The degree of acceptance for any price book increase described above varies by customer and depends on activity levels and competitive pressures.

The improvement in U.S./Mexico pressure pumping operating income was largely the result of the increase in U.S. revenue described above. U.S. pricing improvements increased operating income without any associated cost. In addition, operating income gained from labor efficiencies, as activity increases occurred without a proportional increase in headcount. Average headcount increased 12% for the three months ended June 30, 2006 compared to the same period in the prior year, with revenue increasing 44%. Labor efficiencies are also being obtained through utilization of newer, more efficient and more modern equipment (see the “Business” section in the Annual Report on Form 10-K for the year ended September 30, 2005 for information on the U.S. fleet recapitalization initiative).

Results for the nine-month periods ended June 30, 2006 and 2005

As with the three months ended June 30, 2006, pricing improvements and the U.S. drilling activity increase were the drivers for the revenue increase for the nine months ended June 30, 2006. The average U.S. active rig count for the nine months ended June 30, 2006, increased 20% compared to the same period in the prior year. Declines in Mexico drilling activity and a loss in revenue from the Company’s contract in the Burgos area slightly offset the revenue increases experienced in the U.S.

Operating income also improved from U.S. pricing and activity increases and overall labor efficiencies during the nine months ended June 30, 2006. Average headcount increased 12% compared to the same period in the prior year, with revenue increasing 41%.

International Pressure Pumping Segment

	Three Months Ended June 30,			Nine Months Ended June 30,
International	2006	% Change	2005	2006	% Change	2005
Pressure Pumping (in millions)
Revenue	$300.7	29%	$233.3	$972.3	27%	$764.1
Operating income	36.0	114%	16.8	160.4	72%	93.4

Baker Hughes, Inc.
International rig count, excluding Mexico	1,105	12%	983	1,310	18%	1,107

Results for the three-month periods ended June 30, 2006 and 2005

The following table summarizes the change in revenue for the three-month periods ended June 30, 2006 and 2005 for each of the operating segments of International Pressure Pumping:

% change in Revenue
Europe/Africa	14%
Middle East	26%
Asia Pacific	38%
Russia	6%
Latin America	32%
Canada	45%

Continued price improvement and increases in drilling activity in Canada led the overall International pressure pumping revenue increase for the three months ended June 30, 2006. Compared to the same period in prior year, Canadian operations generated a 45% increase in revenue with average active drilling rigs increasing 15%. In addition, major markets within Latin American benefited from a 16% increase in drilling activity and were slightly influenced by pricing improvements. Activity increases in New Zealand and Vietnam within Asia Pacific also contributed significantly to the overall increase in revenue.

Middle East revenue rose during the period mostly due to Kazakhstan drilling activity increases and Saudi Arabian coil tubing and drilling activity increases. The Middle East revenue improved despite revenue from Bangladesh blowout work in the prior year not repeating. Europe/Africa experienced improved revenue as a result of increased activity in the United Kingdom and Norway, which was partially offset by lower activity for the Company’s stimulation vessel operating in the North Sea.

The revenue increases discussed above led to increased operating income in all International pressure pumping regions except Russia. Also contributing to the improved operating income were higher equipment utilization in markets where the Company has expanded its equipment recapitalization efforts as well as labor efficiencies. Headcount for the three months ended June 30, 2006 increased 5% compared to the same period in prior year, while revenue increased 29%. These factors allowed for operating income margins for the three months ended June 30, 2006 to increase to 12% from 7% displayed during the same period in the prior fiscal year.

Results for the nine-month periods ended June 30, 2006 and 2005

The following table summarizes the change in revenue for the nine-month periods ended June 30, 2006 and 2005 for each of the operating segments of International Pressure Pumping:

% change in Revenue
Europe/Africa	14%
Middle East	29%
Asia Pacific	32%
Russia	7%
Latin America	29%
Canada	35%

Canadian, Latin American, and Middle Eastern operations were the primary contributors to the revenue increase for the nine months ended June 30, 2006. The Canadian region experienced improved pricing as well as a 28% increase in drilling activity compared to the same period in the prior fiscal year. Activity growth in Argentina, Venezuela, and Brazil as well as in other markets within the region directed the Latin American revenue increase, with average drilling activity for the region increasing 14% compared to the nine months ended June 30, 2005. Middle East revenue increased largely due to strong rig activity in Kazakhstan and overall activity increases in Saudi Arabia. These contributions were slightly affected by lower revenue due to Bangladesh blowout work in the prior year not repeating. Activity increases in the North Sea for Europe/Africa and in New Zealand and Vietnam for Asia Pacific also added to the overall increase in revenue for the nine months ended June 30, 2006.

Operating income increased as the result of improved revenues in Canada, Latin America and the Middle East as described above, as well as improved margins from Asia Pacific operations. As with the three months ended June 30, 2006, higher equipment utilization in certain markets and labor efficiencies were also attained. Headcount increased 5% compared to the same period in the prior year, while revenue increased 27%. Consequently, operating income margins improved to 16% from 12% for the nine months ended June 30, 2006 compared to the same period in the prior fiscal year.

Oilfield Services Group

	Three Months Ended June 30,			Nine Months Ended June 30,
Oilfield Services Group (in millions)	2006	% Change	2005	2006	% Change	2005
Revenue	$172.2	26%	$136.5	$471.3	26%	$374.2
Operating income	39.4	83%	21.5	96.5	128%	42.4

Results for the three-month periods ended June 30, 2006 and 2005

The following table summarizes the change in revenue for the three-month periods ended June 30, 2006 and 2005 for each of the operating segments of the Oilfield Services Group:

% change in Revenue
Tubular Services	20%
Process & Pipeline Services	31%
Chemical Services	48%
Completion Tools	-6%
Completion Fluids	35%

Process and Pipeline Services, Completion Fluids, and Chemical Services provided the majority of the revenue increase within the Oilfield Services Group for the three months ended June 30, 2006 when compared to the same period in the prior year. Overall activity increases, primarily in the U.S. and Canada, boosted Process and Pipeline Services revenue, while the Completion Fluids and Chemical Services revenue increase was more attributable to increased U.S. market activity. Completion Tools experienced a revenue decline due to higher Brazilian tools and screen sales in the same fiscal quarter of last year.

Operating income margins for the Oilfield Services Group increased to 23% for the three months ended June 30, 2006 compared to 16% for the same period in prior year, with the revenue increases described above contributing to the improvement.

Results for the nine-month periods ended June 30, 2006 and 2005

The following table summarizes the change in revenue for the nine-month periods ended June 30, 2006 and 2005 for each of the operating segments of the Oilfield Services Group:

% Change in Revenue
Tubular Services	20%
Process & Pipeline Services	20%
Chemical Services	44%
Completion Tools	22%
Completion Fluids	32%

As with the three months ended June 30, 2006, the increase in revenue for the nine months ended June 30, 2006 was largely due to contributions from Completion Fluids, Chemical Services, and Process and Pipeline Services. Process and Pipeline has benefited from a strong U.S. market both onshore and offshore. These increases were complemented by increases in revenue from both Tubular Services and Completion Tools.

Operating income margins for the Oilfield Services Group increased to 20% for the first nine months of fiscal 2006 compared to 11% for the first nine months of fiscal 2005, with the revenue increases described above being the primary contributor to the increase.

Outlook

As stated under “Market Conditions” above, the Company’s worldwide operations are primarily driven by the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity. Drilling activity, in turn, is largely dependent on the price of crude oil and natural gas. Drilling activity both in the U.S. and International markets during the first nine months of fiscal 2006 have been the highest since 1985. If the prices of crude oil and natural gas for the remainder of fiscal 2006 remains consistent with the average prices for these commodities for the nine months ended June 30, 2006, the Company expects activity for the remainder of fiscal 2006 to surpass the fiscal 2005 activity levels both in the U.S. and International markets.

The Company’s results of operations also depend heavily on pricing. During the first nine months of fiscal 2006, the Company has experienced improved pricing in both the U.S. and Canadian markets and expects this trend to continue for the remainder of fiscal 2006. The Company has issued a new U.S. price book, with an increase in U.S. pricing effective May 1, 2006. The degree of acceptance of the price book increase varies by customer and depends on activity levels and competitive pressures.

Based on the Company’s forecasted increase in rig activity and improved pricing, the Company expects continued improvement in the results of operations for the fourth quarter of fiscal 2006. Increase in revenue from the U.S./Mexico and Canada is expected to provide the majority of the increase. The projected Canadian revenue improvement for the fourth quarter of fiscal 2006 is based mostly on the market increases that occur after a seasonal third quarter decline caused by Canadian spring break up. Spring break up is the period during which heavy drilling and other equipment is not permitted to travel on the roads. The Company also expects modest improvement in the revenue from the International Pressure Pumping market outside of Canada as well as the Oilfield Services Group.

Other Expenses

The following table sets forth the Company’s other operating expenses (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Research and engineering	$16,665	$13,370	$47,392	$38,915
Marketing expense	25,571	23,497	75,118	67,342
General and administrative expense	32,310	28,365	98,657	77,066

Research and engineering and marketing expense: These expenses have increased for three and nine months ended June 30, 2006 compared to the same periods in the prior fiscal year. The increases are due to higher activity levels experienced throughout the Company. However, each of these expenses are lower compared to the same periods in the prior fiscal year. This is due to our revenue increasing at a higher rate than expenses related to research and engineering and marketing. For the three and nine months ended June 30, 2006, research and engineering expense was 1.5% of revenue compared to 1.6% and 1.7% for the same periods in the prior year, respectively. Marketing expense was 2.3% and 2.4% of revenue for the three and nine months ended June 30, 2006 compared to 2.9% for both the three and nine months ended June 30, 2005.

General and administrative expense: For the three months ended June 30, 2006, general and administrative expense increased predominantly as a result of an increase in stock based compensation expense of $2.5 million related to the Company’s adoption of SFAS 123(R) on October 1, 2005. As a percent of revenue, these expenses have decreased to 2.9% for the three months ended June 30, 2006 from 3.5% in the prior year. This is due to our revenue increasing at a higher rate than our general and administrative expense, which are mostly fixed expenses.

For the nine months ended June 30, 2006, these expenses have increased due to professional fees and internal costs of $8.9 million related to our compliance with Section 404, and an increase in stock based compensation expense of $5.9 million related to the Company’s adoption of SFAS 123(R) on October 1, 2005. The remaining increase is primarily the result of an overall increase in salaries and incentive expense caused by increases in headcount.

The following table shows a comparison of interest expense, interest income, and other income (expense), net (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Interest expense	$(2,506)	$(2,219)	$(2,796)	$(9,977)
Interest income	3,456	2,272	10,347	8,844
Other income (expense) – net	194	(1,764)	398	7,555

Interest Expense and Interest Income: The increase in interest expense of $0.3 million for the three months ended June 30, 2006 was the result of the Company completing a public offering of $500.0 million aggregate principal amount of Senior Notes in June 2006 as well as the Company drawing $100.0 million under its Revolving Credit Facility during the period. See Liquidity and Capital Resources below for further discussion of the debt issuance and the Revolving Credit Facility agreement. The decrease in interest expense of $7.2 million for the nine months ended June 30, 2006 was due to the Company’s redemption of all of its outstanding Convertible Senior Notes for $422.4 million in April 2005. Also, on February 1, 2006, the Company paid the remaining balance of its outstanding unsecured 7% Series B Notes of $79.0 million.

Interest income increased $1.2 million and $1.5 million for the three and nine months ended June 30, 2006, respectively, compared to the same periods in the prior year, as a result of increased cash and cash equivalents balances as well as favorable interest rates.

Other Income, net: Other income primarily relates to amounts discussed below in “Investigations Regarding Misappropriation and Possible Illegal Payments.”

Liquidity and Capital Resources

Historical Cash Flow

The following table sets forth the historical cash flows (in millions):

	Nine Months Ended June 30,
	2006	2005
Cash flow from operations	$603.4	$362.2
Cash flow (used) in / provided by investing	(307.5)	13.0
Cash flow (used) in financing	(269.7)	(539.7)
Effect of exchange rate changes on cash	.2	.1

Change in cash and cash equivalents	$26.4	$(164.4)

Cash flow from operations increased principally as a result of increased activity levels. The Company’s working capital increased $129.9 million at June 30, 2006 compared to September 30,

2005. Accounts receivable increased $154.8 million, inventory increased $75.8 million, and accounts payable increased $65.6 million primarily as a result of an increase in U.S. and Canadian activity levels.

The cash flow used in investing was almost entirely due to $323.2 million of purchases of property, plant, and equipment during the nine months ended June 30, 2006. The cash flow provided by investing was $6.4 million for cash proceeds from sale of property, plant, and equipment, and $9.2 million of net cash received in connection with the step-acquisition of BJSP ($14.1 million cash acquired, net of $4.9 million of cash paid, see Note 6 of the notes to the Unaudited Consolidated Condensed Financial Statements.)

Cash flow used in financing consisted of $768.5 million in repurchases of the Company’s stock, $79.0 million to repay the Company’s outstanding unsecured 7% Series B Notes, and $48.4 million in dividends paid during the nine months ended June 30, 2006. The cash flow used in financing was reduced by $499.7 million in Senior Notes issued by the Company, $100.0 million in borrowings under the Company’s Revolving Credit Facility, and $25.1 million in cash proceeds from the exercise of stock options and the stock purchase plan.

Liquidity and Capital Resources

Cash flows from operations are expected to be the Company’s primary source of liquidity in fiscal 2006. Our sources of liquidity also include cash and cash equivalents of $382.9 million at June 30, 2006 and the available financing facilities listed below (in millions):

Financing Facility	Expiration	Borrowings at June 30, 2006	Available at June 30, 2006
Revolving Credit Facility	June 2009	$100.0	$300.0
Discretionary	Various times within the next 12 months	$2.1	$44.4

In June 2004, the Company replaced its then existing credit facility with a revolving credit facility (the “Revolving Credit Facility”) that permits borrowings up to $400 million in principal amount. The Revolving Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $20 million sublimit for swingline loans. Swingline loans have short-term maturities. Any amounts outstanding under the Revolving Credit Facility become due and payable in June 2009. Interest on outstanding borrowings is charged based on prevailing market rates. The Company is charged various fees in connection with the Revolving Credit Facility, including a commitment fee based on the average daily unused portion of the commitment, totaling $0.4 million for the nine months ended June 30, 2006. In addition, the Revolving Credit Facility charges a utilization fee on all outstanding loans and letters of credit when usage of the Revolving Credit Facility exceeds 33%, though there were no such charges in fiscal 2006 to date or in fiscal 2005. There were $100.0 million in outstanding borrowings under the Revolving Credit Facility at June 30, 2006.

The Revolving Credit Facility includes various customary covenants and other provisions,

including the maintenance of certain profitability and solvency ratios, none of which materially restrict the Company’s activities. The Company is currently in compliance with all covenants imposed by the terms of the Revolving Credit Facility.

In addition to the Revolving Credit Facility, the Company had $44.4 million available in various unsecured, discretionary lines of credit at June 30, 2006, which expire at various dates within the next 12 months. There are no requirements for commitment fees or compensating balances in connection with these lines of credit, and interest on borrowings is based on prevailing market rates. There was $2.1 million and $3.4 million in outstanding borrowings under these lines of credit at June 30, 2006 and September 30, 2005, respectively.

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

On June 8, 2006, the Company completed a public offering of $500 million aggregate principal amount of Senior Notes, consisting of $250 million of floating rate Senior Notes due 2008, with an annual interest rate of three-month LIBOR plus 17 basis points, and $250 million of 5.75% Senior Notes due 2011. The net proceeds from the offering of approximately $497.1 million, after deducting underwriting discounts and commissions and expenses, will be used to repurchase outstanding shares of common stock, repay indebtedness, fund capital expenditures and for other corporate purposes. As of June 30, 2006, the Company had $250.0 million of the Senior Notes due 2008 issued and outstanding and $249.7 million of the 5.75% Senior Notes due 2011 issued and outstanding, net of discount.

Subsequent to June 30, 2006, the Company has purchased 6,892,000 shares for $248.5 million through August 7, 2006 under its stock repurchase program as discussed in Note 10 to the Unaudited Consolidated Condensed Financial Statements. The Company has authority remaining to purchase up to an additional $585.9 million in stock as of August 7, 2006.

At September 30, 2005, the Company had issued and outstanding $79.0 million of unsecured 7% Series B Notes due February 1, 2006, net of discount. The Company repaid this debt obligation with available cash on the maturity date, February 1, 2006.

Cash Requirements

The Company anticipates capital expenditures to be $450 million to $475 million in fiscal 2006, compared to $324 million in fiscal 2005. The 2006 capital expenditure program is expected to consist primarily of spending for the enhancement of the Company’s existing pressure pumping equipment, continued investment in the U.S. fracturing fleet recapitalization initiative and stimulation expansion internationally. In 1998, the Company embarked on a program to replace its aging U.S. fracturing pump fleet with new, more efficient and higher horsepower pressure pumping equipment. The Company has made significant progress adding new equipment. However, much of the older equipment still remains in operation due to the increases in market activity in the U.S. During fiscal 2004, the Company expanded this U.S. fleet recapitalization initiative to include additional equipment, such as cementing, nitrogen and acidizing equipment. Recapitalization of the Company’s pressure pumping equipment in Canada began in fiscal 2005. The actual amount of fiscal 2006 capital expenditures will depend primarily on maintenance requirements and expansion opportunities and the Company’s ability to execute its budgeted capital expenditures.

In fiscal 2006, the Company’s minimum pension and postretirement funding requirements are anticipated to be approximately $7.2 million and the Company has contributed $6.0 million during the nine months ended June 30, 2006.

The Company paid cash dividends in the amount of $.05 per common share on a quarterly basis in fiscal 2006. During the nine months ended June 30, 2006, the Company paid dividends totaling $48.4 million. On July 27, 2006, the Company paid dividends totaling $15.8 million and the Board of Directors approved a dividend payable October 13, 2006. Dividends are subject to approval of the Company’s Board of Directors each quarter, and the Board has the ability to change the dividend policy at any time.

As of June 30, 2006, the Company had $250.0 million of the Senior Notes due 2008 issued and outstanding and $249.7 million of the 5.75% Senior Notes due 2011 issued and outstanding, net of discount (collectively “the Notes”). The Company expects cash paid for interest on the Notes to be $3.2 million during the quarter ended September 30, 2006.

The Company expects that cash and cash equivalents and cash flows from operations will generate sufficient cash flows to fund all of the cash requirements described above.

Investigations Regarding Misappropriation and Possible Illegal Payments

In October 2004, the Company received a report from a whistleblower alleging that its Asia Pacific Region Controller had misappropriated Company funds in fiscal 2001. The Company began an internal investigation into the misappropriation and whether other inappropriate actions occurred in the Region. The Region Controller admitted to multiple misappropriations totaling approximately $9.0 million during a 30-month period ended April 2002. The misappropriations of approximately $9.0 million were repaid to the Company and the Region Controller’s employment was terminated. The misappropriations were an expense of the Company in the form of theft that were recorded in the Consolidated Statement of Operations in periods prior to April 2002. The $9.0 million repayment represents a gain contingency and was reflected in Other Income in the Consolidated Condensed Statement of Operations for the quarter ended December 31, 2004 in accordance with SFAS 5, Accounting for Contingencies.

The Company is continuing to investigate whether additional funds were misappropriated beyond the $9.0 million originally identified and investigate other possible inappropriate actions. To date, the Company has identified an additional $1.7 million that it believes was misappropriated by the former Region Controller. The additional $1.7 million of likely misappropriations were expenses of the Company that were recorded in the Consolidated Statement of Operations in periods prior to April 2002. As the Company continues its investigation, further adjustments may be recorded in the Consolidated Statements of Operations, but no material adjustments are known at this time.

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

Thereafter, in December 2005, the Company received a payment of approximately $2.8 million from the Asia Pacific Region in connection with the ongoing investigation there. The Audit Committee is investigating issues related to this payment and its relationship to the $2.6 million of payments described above. The $2.8 million payment represents a gain contingency and was reflected in Other Income in the Consolidated Condensed Statement of Operations for the quarter ended December 31, 2005 in accordance with SFAS 5, Accounting for Contingencies.

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

As discussed in our Annual Report on Form 10-K for the period ended September 30, 2005, the misappropriations and related accounting adjustments in the Asia Pacific Region were possible because of certain internal control operating deficiencies. During fiscal 2002, the Company implemented policy changes worldwide for disbursements. In March 2005, the Company assigned a new Controller, an Assistant Controller and several new accountants to the Asia Pacific region. In addition, we have put in place Control and Process Improvement Managers at each of our nine regional bases world-wide to document, enhance and test our control processes. The Company has also made several enhancements to its accounting policies and procedures. In 2005 the Company adopted new policies and procedures for the retention of international commercial agents.

Off Balance Sheet Transactions

In 1999, the Company contributed certain pumping service equipment to a limited partnership. The Company owns a 1% interest in the limited partnership. The equipment is used to provide services to the Company’s customers for which the Company pays a service fee over a period of at least nine years, but not more than 13 years, at approximately $12 million annually. This is accounted for as an operating lease. The Company assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46, Consolidation of Variable Interest Entities. However, the Company was not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 13 years. The balance of the deferred gain was $17.8 million and $22.1 million as of June 30, 2006 and September 30, 2005, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. In September 2010, the Company has the option, but not the obligation, to purchase the pumping service equipment for approximately $32 million. The Company currently has the intent to exercise this option.

In 1997, the Company contributed certain pumping service equipment to a limited partnership. The Company owns a 1% interest in the limited partnership. The equipment is used to provide services to the Company’s customers for which the Company pays a service fee over a period of at least eight years, but not more than 13 years, at approximately $10 million annually. This is accounted for as an operating lease. The Company assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46, Consolidation of Variable Interest Entities. However, the Company was not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 12 years. The balance of the deferred gain was $0.1 million and $0.3 million as of June 30, 2006 and September 30, 2005, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. In June 2009, the Company has the option, but not the obligation, to purchase the pumping service equipment for approximately $27 million. The Company currently has the intent to exercise this option.

The option prices for the Company to purchase the equipment under the partnerships depend in part on the fair market value of the equipment held by the partnerships at the time the option are exercised as well as other factors specified in the agreements.

Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes and requires companies to make disclosures about uncertain income taxes positions, including a detailed rollforward of tax benefits taken that do not qualify for financial statement recognition. The Company is currently in the process of evaluating the impact FIN 48 on its financial statements.

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

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act contains new provisions that may impact the Company’s U.S. income tax liability beginning in the current fiscal year. The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. Under the guidance in FASB Staff Position No. 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is incurred.

In December 2004, the FASB issued FASB Staff Position No. 109–2 (“FSP 109–2”), Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance with respect to recording the potential impact of the repatriation provisions of the Act under SFAS No. 109 on a company’s income tax expense and deferred tax liability. FSP 109–2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company is planning to remit qualifying dividends from its foreign subsidiaries of $67 million this fiscal year to claim the benefits of this provision of the Act. As of June 30, 2006, the Company has remitted $62 million. Furthermore, the Company believes that any residual U.S. tax liability from this planned repatriation would be fully offset with usable excess foreign tax credits for the Company.

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

Forward Looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 concerning, among other things, our prospects, expected revenue, expenses and profits, developments and business strategies for our operations, all of which are subject to certain risks, uncertainties and assumptions. These forward-looking statements are identified in statements described as “Outlook” and by their use of terms and phrases such as “expect,” “estimate,” “project,” “forecast,” “believe,” “achievable,” “anticipate”, “should” and similar terms and phrases. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such statements are subject to:

•	fluctuating prices of crude oil and natural gas,

•	conditions in the oil and natural gas industry, including drilling activity,

•	reduction in prices or demand for our products and services and level of acceptance of price book increases in our markets,

•	general global economic and business conditions,

•	international political instability, security conditions, hostilities, and declines in customer activity due to adverse local and regional conditions,

•	our ability to expand our products and services (including those we acquire) into new geographic markets,

•	our ability to generate technological advances and compete on the basis of advanced technology,

•	risks from operating hazards such as fire, explosion, blowouts and oil spills,

•	litigation for which insurance and customer agreements do not provide protection,

•	adverse consequences that may be found in or result from internal investigations, including potential financial and business consequences and governmental actions, proceedings, charges or penalties,

•	changes in currency exchange rates,

•	severe weather conditions, including hurricanes, that affect conditions in the oil and natural gas industry,

•	the business opportunities that may be presented to and pursued by us,

•	competition and consolidation in our business,

•	changes in law or regulations and other factors, many of which are beyond our control, and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s major market risk exposure is to foreign currency fluctuations internationally and changing interest rates, primarily in the United States, Canada and Europe. The Company’s policy is to manage interest rates through use of a combination of fixed and floating rate debt. If the floating rates were to increase by 10% from June 30, 2006 rates, the Company’s combined interest expense to third parties would increase by a total of $0.2 million each month in which such increase continued.

Periodically, the Company borrows funds which are denominated in foreign currencies, which exposes the Company to market risk associated with exchange rate movements. There were no such borrowings denominated in foreign currencies at June 30, 2006. When the Company believes prudent, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such forward foreign exchange contracts at June 30, 2006.

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

Newfield Litigation

On April 4, 2002, a jury rendered a verdict adverse to OSCA in connection with litigation pending in the United States District Court for the Southern District of Texas (Houston). The lawsuit, filed by Newfield Exploration on September 29, 2000, arose out of a blowout that occurred in 1999 on an offshore well owned by Newfield. The jury determined that OSCA’s negligence caused or contributed to the blowout and that it was responsible for 86% of the damages suffered by Newfield. The total damage amount awarded to Newfield was $15.6 million (excluding pre- and post-judgment interest). The Court delayed entry of the final judgment in this case pending the completion of the related insurance coverage litigation filed by OSCA against certain of its insurers and its former insurance broker. The Court elected to conduct the trial of the insurance coverage issues based upon the briefs of the parties. In the interim, the related litigation filed by OSCA against its former insurance brokers for errors and omissions in connection with the policies at issue in this case has been stayed. On February 28, 2003, the Court issued its final judgement in connection with the Newfield claims, based upon the jury’s verdict. At the same time, the Court issued rulings adverse to OSCA in connection with its claim for insurance coverage. Motions for New Trial were denied by the Judge and the case was appealed to the U.S. Court of Appeals for the Fifth Circuit, both with regard to the liability case and the insurance coverage issues. The Fifth circuit issued its ruling on April 12, 2006 finding against OSCA on the liability issues, but ruling in OSCA’s favor on insurance coverage. Based on the Fifth Circuit’s opinion, we believe that over half of the judgment against OSCA is covered by an insurance policy issued by AISLIC (an AIG affiliate). AISLIC filed a Motion for Re-hearing with the Fifth Circuit, which was denied. The case has been remanded to the District Court (as of June 5, 2006) for further consideration of one exclusion contained in the AISLIC policy. Even if the interpretation of this exclusion is resolved in a manner that is adverse to OSCA, a majority of the judgment against OSCA will remain covered by the AISLIC policy. Upon remand, Newfield has filed a motion to enforce its judgement against OSCA. OSCA is opposing the motion and asking the Court to hold an expedited hearing on the remaining coverage issue. A scheduling conference with the Court has been set for September 15, 2006. Great Lakes Chemical Corporation, (which owned the majority of the outstanding shares of OSCA at the time of the acquisition) agreed to indemnify OSCA for 75% of any uninsured liability in excess of $3 million arising from the Newfield litigation. Taking this indemnity into account, and without regard to the outcome of the insurance coverage dispute, the Company’s share of the verdict is approximately $5.5 million. The Company is fully reserved for its share of this liability.

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

Item 1A. Risk Factors

There have been no material changes during the period ended June 30, 2006 in the Company’s “Risk Factors” as discussed the Company’s Form 10-K for the fiscal year ended September 30, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2006	0	0	0	$1,490.9 million
May 1 – 31, 2006	6,416,000	$36.56	6,416,000	$1,256.3 million
June 1 – 30, 2006	11,812,900	$35.71	11,812,900	$834.4 million

TOTAL	18,228,900	$36.01	18,228,900	$834.4 million

(1)	On December 19, 1997, the Company’s Board of Directors authorized a stock repurchase program of up to $150 million (subsequently increased to $300 million in May 1998, to $450 million in September 2000, to $600 million in July 2001, to $750 million in October 2001, to $1.2 billion in March 2006, and again to $2.2 billion in May 2006). Repurchases are made at the discretion of the Company’s management and the program will remain in effect until terminated by the Company’s Board of Directors.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

4.1	Indenture, dated June 8, 2006, between BJ Services Company, as issuer, and Wells Fargo Bank, N.A., as trustee (Exhibit 4.1, to the Company’s Current Report on Form 8-K filed, June 16, 2006, incorporated by reference).

4.2	First Supplemental Indenture, dated June 8, 2006, between BJ Services Company, as issuer, and Wells Fargo Bank, N.A., as trustee, with respect to the 5.75% Senior Notes due 2011 (Exhibit 4.2, to the Company’s Current Report on Form 8-K filed, June 16, 2006, incorporated by reference).

4.3	Second Supplemental Indenture, dated June 8, 2006, between BJ Services Company, as issuer, and Wells Fargo Bank, N.A., as trustee, with respect to the Floating Rate Senior Notes due 2008. (Exhibit 4.3, to the Company’s Current Report on Form 8-K filed, June 16, 2006, incorporated by reference).

31.1	Section 302 certification for J. W. Stewart

31.2	Section 302 certification for Jeffrey E. Smith

32.1	Section 906 certification furnished for J. W. Stewart

32.2	Section 906 certification furnished for Jeffrey E. Smith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BJ Services Company
(Registrant)

Date: August 9, 2006	By:	/s/ J. W. Stewart
J. W. Stewart
Chairman of the Board, President
and Chief Executive Officer

Date: August 9, 2006	By:	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Vice President – Finance
and Chief Financial Officer