Form 10-Q
period 2007-03-31
BJ SERVICES CO
filed 2007-05-15
CIK 864328

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

There were 293,334,538 shares of the registrant’s common stock, $.10 par value, outstanding as of May 8, 2007.

BJ SERVICES COMPANY

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BJ SERVICES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,

	2007	2006	2007	2006
Revenue	$1,186,638	$1,078,818	$2,370,578	$2,034,979

Operating expenses:
Cost of sales and services	820,661	712,358	1,609,296	1,361,622
Research and engineering	16,164	15,574	31,858	30,727
Marketing	26,075	24,953	51,888	49,547
General and administrative	33,634	28,756	70,841	66,347
(Gain)/Loss on disposal of assets	(83)	1,848	182	1,856

Total operating expenses	896,451	783,489	1,764,065	1,510,099

Operating income	290,187	295,329	606,513	524,880
Interest expense	(8,488)	(155)	(17,267)	(290)
Interest income	504	3,501	824	6,891
Other income (expense) - net	(1,797)	(748)	(3,873)	204

Income before income taxes	280,406	297,927	586,197	531,685
Income tax expense	91,490	94,443	190,197	168,544

Net income	$188,916	$203,484	$396,000	$363,141

Earnings per share:
Basic	$.64	$.63	$1.35	$1.12
Diluted	$.64	$.62	$1.34	$1.11

Weighted average shares outstanding:
Basic	293,247	323,027	293,134	323,469
Diluted	296,276	326,859	296,408	327,421

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

(In thousands)

	March 31, 2007	September 30, 2006
ASSETS

Current assets:
Cash and cash equivalents	$57,122	$92,445
Receivables – net	934,085	927,027
Inventories – net:
Products	186,137	185,249
Work in process	36,173	27,308
Parts	200,940	143,347

Total inventories	423,250	355,904
Deferred income taxes	5,906	5,103
Prepaid expenses	75,480	36,311
Other current assets	45,017	42,070

Total current assets	1,540,860	1,458,860

Property – net	1,668,252	1,392,926
Deferred income taxes	28,853	29,557
Goodwill	954,266	928,297
Other assets	51,227	52,648

	$4,243,458	$3,862,288

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$451,504	$435,040
Short-term borrowings	172,509	160,274
Accrued employee compensation and benefits	103,597	131,725
Income and other taxes	64,307	85,872
Accrued insurance	22,044	21,965
Other accrued liabilities	130,697	113,060

Total current liabilities	944,658	947,936

Commitments and contingencies (Note 5)
Long-term debt	499,727	499,694
Deferred income taxes	76,262	66,584
Other long-term liabilities	202,671	201,134
Stockholders’ equity	2,520,140	2,146,940

	$4,243,458	$3,862,288

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER

COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Common Stock Shares	Common Stock	Capital In Excess of Par	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, September 30, 2006	293,194	$34,752	$1,028,813	$(1,433,808)	$2,494,350	$22,833	$2,146,940

Comprehensive income:
Net income					207,084
Other comprehensive income, net of tax:
Cumulative translation adjustments						(10,693)
Comprehensive income							196,391
Re-issuance of treasury stock for:
Stock options	149			3,952	(1,869)		2,083
Stock purchase plan	488			12,916	(406)		12,510
Director stock awards	43		(1,127)	1,127			—
Stock based compensation			9,184				9,184
Tax benefit from exercise of options			471				471
Purchase of treasury stock	(669)			(20,006)			(20,006)
Dividends declared					(13,472)		(13,472)

Balance, December 31, 2006	293,205	$34,752	$1,037,341	$(1,435,819)	$2,685,687	$12,140	$2,334,101

Comprehensive income:
Net income					188,916
Other comprehensive income, net of tax:
Cumulative translation adjustments						2,150
Comprehensive income							191,066
Re-issuance of treasury stock for:
Stock options	71			1,863	(797)		1,066
Stock based compensation			8,529				8,529
Tax benefit from exercise of options			38				38
Dividends declared					(14,660)		(14,660)

Balance, March 31, 2007	293,276	$34,752	$1,045,908	$(1,433,956)	$2,859,146	$14,290	$2,520,140

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$396,000	$363,141
Adjustments to reconcile net income to cash provided by operating activities:
Minority interest	4,929	1,372
Loss on disposal of assets	182	1,856
Depreciation and amortization	95,524	78,102
Excess tax benefits from stock based compensation	(491)	(2,645)
Deferred income tax expense	8,317	4,711
Changes in:
Receivables	4,829	(106,300)
Inventories	(65,945)	(43,950)
Prepaid expenses	(39,108)	(22,083)
Other current assets	752	(10,648)
Accounts payable	14,408	43,836
Accrued employee compensation and benefits	(28,128)	(10,172)
Current income tax	(26,013)	44,502
Other current liabilities	20,187	7,722
Other - net	5,977	9,963

Net cash provided by operating activities	391,420	359,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(365,183)	(191,486)
Proceeds from disposal of assets	1,894	5,759
Acquisitions of businesses, net of cash received	(39,123)	—

Net cash used in investing activities	(402,412)	(185,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds/(repayments) of short-term borrowings, net	12,235	(2,894)
Repayments of long-term borrowings	—	(79,000)
Dividends paid to shareholders	(29,320)	(32,370)
Purchase of treasury stock	(20,006)	(112,076)
Excess tax benefits from stock based compensation	491	2,645
Proceeds from exercise of stock options and stock purchase plan	12,405	19,901

Net cash used in financing activities	(24,195)	(203,794)

Effect of exchange rate changes on cash	(136)	(90)

Decrease in cash and cash equivalents	(35,323)	(30,204)
Cash and cash equivalents at beginning of period	92,445	356,508

Cash and cash equivalents at end of period	$57,122	$326,304

Cash Paid for Interest and Taxes:
Interest	$23,038	$253
Taxes	232,945	116,953

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 General

In our opinion, the unaudited consolidated condensed financial statements of BJ Services Company (the “Company”) include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of its financial position and statement of stockholders’ equity as of March 31, 2007, and its results of operations for the three and six-month periods ended March 31, 2007 and 2006 and cash flows for the six- month periods ended March 31, 2007 and 2006. The consolidated condensed statement of financial position at September 30, 2006 is derived from the September 30, 2006 audited consolidated financial statements. Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and six-month periods ended March 31, 2007 and cash flows for the six-month periods ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Certain amounts for fiscal 2006 have been reclassified in the accompanying consolidated condensed financial statements to conform to the current year presentation.

Note 2 Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive instruments (stock options, the stock purchase plan, stock incentive awards, bonus stock, and stock awards) less the number of treasury shares assumed to be purchased with the exercise proceeds using the average market price of our common stock for each of the periods presented.

The following table presents information necessary to calculate earnings per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net income	$188,916	$203,484	$396,000	$363,141
Weighted-average common shares outstanding	293,247	323,027	293,134	323,469

Basic earnings per share	$.64	$.63	$1.35	$1.12

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Weighted-average common and dilutive potential common shares outstanding:
Weighted-average common shares outstanding	293,247	323,027	293,134	323,469
Assumed exercise of stock based compensation(1)	3,029	3,832	3,274	3,952

	296,276	326,859	296,408	327,421

Diluted earnings per share	$.64	$.62	$1.34	$1.11

(1)

For the three and six months ended March 31, 2007, 3.2 million and 2.8 million stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. There were no stock options excluded from the computation of diluted earnings per share due to their antidilutive effect for the three and six months ended March 31, 2006.

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

U.S./Mexico Pressure Pumping has two operating segments and includes cementing services and stimulation services (consisting of fracturing, acidizing, sand control, nitrogen, coiled tubing and service tool services) provided throughout the United States and Mexico. These two operating segments have been aggregated into one reportable segment because they offer the similar types of services, have similar economic characteristics, have similar production processes and use the same methods to provide their services.

Canada Pressure Pumping has one operating segment. Like U.S./Mexico Pressure Pumping, it includes cementing and stimulation services. These services are provided to customers in major oil and natural gas producing areas of Canada.

International Pressure Pumping has five operating segments. Similar to U.S./Mexico Pressure Pumping, it includes cementing and stimulation services. These services are provided to customers in more than 50 countries in the major international oil and natural gas producing areas of Latin America, Europe and Africa, Asia Pacific, Russia and the Middle East. The operating segments have been aggregated into one reportable segment because they have similar economic characteristics, offer similar types of services, have similar production processes and use the same methods to provide their services. They also serve the same or similar customers, which include major multi-national, independent and national or state-owned oil companies.

The Oilfield Services Group has five operating segments. These operating segments provide other oilfield services such as production chemicals, casing and tubular services, process and pipeline services, completion tools and completion fluids services in the U.S. and in select markets internationally. The operating segments have been aggregated into one reportable segment as they all provide other oilfield services, serve same or similar customers and some of the operating segments share resources.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of the Notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended September 30, 2006. Operating segment performance is evaluated based on operating income. Intersegment sales and transfers are not material.

Summarized financial information concerning our segments is shown in the following table. The “Corporate” column includes corporate expenses and assets not allocated to the operating segments.

	U.S./Mexico Pressure Pumping	Canada Pressure Pumping	International Pressure Pumping	Oilfield Services Group	Corporate	Total
		(in thousands)
Three Months Ended March 31, 2007
Revenue	$633,356	$121,876	$250,371	$181,035	$—	$1,186,638
Operating income (loss)	220,340	18,810	29,085	36,674	(14,722)	290,187

Three Months Ended March 31, 2006
Revenue	$566,896	$151,750	$203,873	$156,299	$—	$1,078,818
Operating income (loss)	215,369	39,635	27,442	31,922	(19,039)	295,329

Six Months Ended March 31, 2007
Revenue	$1,274,182	$233,540	$502,427	$360,429	$—	$2,370,578
Operating income (loss)	472,897	32,217	69,423	69,372	(37,396)	606,513
Identifiable assets	1,370,173	487,947	1,156,091	789,475	439,772	4,243,458

Six Months Ended March 31, 2006
Revenue	$1,064,190	$276,015	$395,602	$299,172	$—	$2,034,979
Operating income (loss)	390,848	71,402	53,065	57,075	(47,510)	524,880
Identifiable assets	1,141,536	410,773	888,608	593,712	630,239	3,664,868

A reconciliation from the segment information to consolidated income before income taxes is set forth below (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Total operating income for reportable segments	$290,187	$295,329	$606,513	$524,880
Interest expense	(8,488)	(155)	(17,267)	(290)
Interest income	504	3,501	824	6,891
Other income (expense) – net	(1,797)	(748)	(3,873)	204

Income before income taxes	$280,406	$297,927	$586,197	$531,685

Note 4 Acquisitions

On March 1, 2007 we acquired Aberdeen-based Norson Services Ltd, (“Norson”), a division of Norson Group Ltd. In a related transaction completed on the same day, we purchased substantially all of the assets of Norson Group’s United States subsidiary. Norson Services LLC. The total purchase price paid was $28.4 million, including legal fees, and resulted in $21.2 million of goodwill. Norson provides international services in subsea pipeline testing and pre-commissioning services, umbilical testing services, chemical cleaning, hydraulic and lube oil flushing and process services to the construction, offshore and marine markets. The acquisition strengthens our service capabilities with the addition of Norson’s hydraulic and electrical umbilical testing services and the services provided by the Norson’s subsea units, which include remote pigging and flooding, subsea hydro testing and subsea data logging. This business complements our process and pipeline business in the Oilfield Services Group.

On November 3, 2006, we completed the acquisition of Profile International Ltd. ("Profile") for a total purchase price of $2.4 million, which resulted in $2.1 million of goodwill. Profile, located in Newcastle, England, provides caliper inspection tools for pipeline integrity assessment to markets worldwide. This business complements our pipeline inspection business in the Oilfield Services Group.

On December 20, 2006, we purchased substantially all of the operating assets of Tekcor Technology, Ltd. ("Tekcor") for $8.3 million, which resulted in $3.8 million of goodwill. Tekcor provides specialty chemicals and related services to the oil and gas well drilling industry. Located in Houston, Texas, Tekcor services markets along the Texas and Louisiana Gulf Coast and is included in our completion fluids business in the Oilfield Services Group.

We are in the process of completing our review and determination of the fair values of the assets acquired. Accordingly, allocation of the purchase price is subject to revision based on final determination of the asset values. Pro forma financial information for these acquisitions is not included as they were not material individually or in aggregate to our financial statements.

Note 5 Commitments and Contingencies

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

Newfield Litigation

On April 4, 2002, a jury rendered a verdict adverse to OSCA in connection with litigation pending in the United States District Court for the Southern District of Texas (Houston). The lawsuit, filed by Newfield Exploration on September 29, 2000, arose out of a blowout that occurred in 1999 on an offshore well owned by Newfield. The jury determined that OSCA’s negligence caused or contributed to the blowout and that it was responsible for 86% of the damages suffered by Newfield. The total damage amount awarded to Newfield was $15.6 million (excluding pre- and post-judgment interest). The Court delayed entry of the final judgment in this case pending the completion of the related insurance coverage litigation filed by OSCA against certain of its insurers and its former insurance broker. The Court elected to conduct the trial of the insurance coverage issues based upon the briefs of the parties. In the interim, the related litigation filed by OSCA against its former insurance brokers for errors and omissions in connection with the policies at issue in this case has been stayed. On February 28, 2003, the Court issued its final judgment in connection with the Newfield claims, based upon the jury’s verdict. At the same time, the Court issued rulings adverse to OSCA in connection with its claim for insurance coverage. Motions for New Trial were denied by the Judge and the case was appealed to the U.S. Court of Appeals for the Fifth Circuit, both with regard to the liability case and the insurance coverage issues. The Fifth circuit issued its ruling on April 12, 2006 finding against OSCA on the liability issues, but ruling in OSCA’s favor on insurance coverage. Based on the Fifth Circuit’s opinion, we believe that over half of the judgment against OSCA is covered by an insurance policy issued by AISLIC (an AIG affiliate). AISLIC filed a Motion for Re-hearing with the Fifth Circuit, which was denied. The case has been remanded to the District Court (as of June 5, 2006) for further consideration of one exclusion contained in the AISLIC policy. Even if the interpretation of this exclusion is resolved in a manner that is adverse to OSCA, approximately 50% of the judgment against OSCA has already been paid by AISLIC. Upon remand, Newfield filed a motion to enforce its judgment against OSCA, which the court denied. Great Lakes Chemical Corporation, (which owned the majority of the outstanding shares of OSCA at the time of the acquisition) agreed to indemnify OSCA for 75% of any uninsured liability in excess of $3 million arising from the Newfield litigation. Taking this indemnity into account and without regard to the outcome of the insurance coverage dispute, our share of the verdict is approximately $5.5 million. We are fully reserved for our share of this liability.

Asbestos Litigation

In August 2004, certain predecessors of ours, along with numerous other defendants were named in four lawsuits filed in the Circuit Courts of Jones and Smith Counties in Mississippi. These four lawsuits included 118 individual plaintiffs alleging that they suffer various illnesses from exposure to asbestos and seeking damages. The lawsuits assert claims of unseaworthiness, negligence, and strict liability, all based upon the status of our predecessors as Jones Act employers. The plaintiffs were required to complete data sheets specifying the companies they were employed by and the asbestos-containing products to which they were allegedly exposed. Through this process, approximately 25 plaintiffs have identified us or our predecessors as their employer. Amended lawsuits were filed by four individuals against us and the remainder of the original claims (114) were dismissed. Of these four lawsuits, three failed to name us as an employer or manufacturer of asbestos containing products so we were thereby dismissed. Subsequently an individual from one of these lawsuits brought his own action against us. As a result, we are currently named as an employer in two of the Mississippi lawsuits. It is possible that as many as 21 other claimants who identified us or our predecessors as their employer could file suit against us, but they have not done so at this time. Only minimal medical information regarding the alleged asbestos-related disease suffered by the plaintiffs in the two lawsuits has been provided. Accordingly, we are unable to estimate our potential exposure to these lawsuits. We and our predecessors in the past maintained insurance which may be available to respond to these claims. In addition to the Jones Act cases, we have been named in a small number of additional asbestos cases. The allegations in these cases vary, but generally include claims that we provided some unspecified product or service which contained or utilized asbestos. Some of the allegations involve claims that we are the successor to the Byron Jackson Company. To date, we have been successful in obtaining dismissals of such cases without any payment in settlements or judgments, although some remain pending at the present time. We intend to defend ourselves vigorously in all of these cases based on the information available to us at this time, we do not expect the outcome of these lawsuits, individually or collectively, to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these lawsuits or additional similar lawsuits, if any, that may be filed.

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

In April 2002, we filed a Motion of Summary Judgment, which was granted by the State District Court. The Plaintiffs appealed the motion for summary judgment. The Oklahoma Appeals Court reversed the Trial Court’s decision. We ultimately filed a Petition for Writ of Certiorari that was denied by the Oklahoma Supreme Court. The lawsuit was sent back to the trial court and the case proceeded. In late September 2006, the Plaintiffs quantified their actual damages in excess of $500 million, claiming under theories of remediation, unjust enrichment and lost profits. In addition, the Plaintiffs sought punitive damages against us of up to $51.8 million.

This case has been settled, and our contribution to the settlement was not material.

Environmental

Federal, state and local laws and regulations govern our operation of underground fuel storage tanks. Rather than incur additional costs to restore and upgrade tanks, management opted to remove the existing tanks, beginning in 1989. We have remedial cleanups in progress related to the tank removals. In addition, we are conducting environmental investigations and remedial actions at current and former Company locations and, along with other companies, are currently named as a potentially responsible party at four waste disposal sites owned by third parties. An accrual of approximately $3.4 million has been established for such environmental matters, which is management’s best estimate of our portion of future costs to be incurred. Insurance is also maintained for some environmental liabilities.

Lease and Other Long-Term Commitments

In 1999, we contributed certain pumping service equipment to a limited partnership. The equipment is used to provide services to our customers for which we pay a service fee over a period of at least six years, but not more than 13 years, at approximately $12 million annually. This is accounted for as an operating lease. We assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46, Consolidation of Variable Interest Entities. However, we were not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 13 years. The balance of the deferred gain was $14.1 million and $16.1 million as of March 31, 2007 and September 30, 2006, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. In September 2010, we have the option, but not the obligation, to purchase the pumping service equipment for approximately $32 million. We currently have the intent to exercise this option.

The option price to purchase the equipment under the partnership depends in part on the fair market value of the equipment held by the partnership at the time the option is exercised as well as other factors specified in the agreement.

In 1997, we contributed certain pumping service equipment to a limited partnership, in which we own a 1% interest. The equipment is used to provide services to our customers for which we paid a service fee. On February 9, 2007, we purchased the remaining partnership interest for $47.8 million, and as a result acquired the partnership equipment. The acquisition of the partnership controlling interest was accounted for as an asset purchase.

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

We arrange for the issuance of a variety of bank guarantees, performance bonds and standby letters of credit. The vast majority of these are issued in connection with contracts we, or our subsidiary, have entered into with customers. The customer has the right to call on the bank guarantee, performance bond or standby letter of credit in the event that we, or our subsidiary, default in the performance of services. These instruments are required as a condition to being awarded the contract, and are typically released upon completion of the contract. The balance of these instruments are predominantly standby letters of credit issued in connection with a variety of our financial obligations, such as in support of fronted insurance programs, claims administration funding, certain employee benefit plans and temporary importation bonds. The following table summarizes our other commercial commitments as of March 31, 2007 (in thousands):

	Total	Amount of commitment expiration per period
Other Commercial Commitments	Amounts Committed	Less than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Standby Letters of Credit	$39,652	$39,644	$8	$—	$—
Guarantees	132,088	70,312	28,431	20,040	13,305

Total Other Commercial Commitments	$171,740	$109,956	$28,439	$20,040	$13,305

Note 6 Supplemental Financial Information

Other income (expense), net is summarized as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Minority interest	$(2,447)	$(601)	$(4,929)	$(1,372)
Non-operating net foreign exchange loss	71	(565)	(264)	(710)
Recovery of misappropriated funds	—	—	—	2,790
Other, net	579	418	1,320	(504)

Other income (expense), net	$(1,797)	$(748)	$(3,873)	$204

In October 2004, the Company received a report from a whistleblower alleging that its Asia Pacific Region Controller had misappropriated Company funds in fiscal 2001. The Company began an internal investigation into the misappropriation and whether other inappropriate actions occurred in the Region. The Region Controller admitted to multiple misappropriations totaling approximately $9.0 million during a 30-month period ended April 2002. The misappropriations of approximately $9.0 million were repaid to the Company and the Region Controller’s employment was terminated. The former Region Controller pled guilty to one count of theft in Singapore and received a 21 month prison sentence there on May 7, 2007. The misappropriations were an expense of the Company in the form of theft that were recorded in the Consolidated Statement of Operations in periods prior to April 2002. The $9.0 million repayment represents a gain contingency and was reflected in Other Income in the Consolidated Condensed Statement of Operations for the quarter ended March 31, 2004 in accordance with SFAS 5, Accounting for Contingencies.

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

Thereafter, in December 2005, the Company received a payment of approximately $2.8 million from the entity referenced above. The entity said that the funds represented the $2.6 million of funds described above, plus an interest amount, and that the $2.6 million had been misappropriated for the benefit of certain of that entity’s employees and was not used to make payments to government officials. The Audit Committee's investigation was not able to verify this claim. The $2.8 million payment represents a gain contingency and was reflected in Other Income in the Consolidated Condensed Statement of Operations for the quarter ended March 31, 2005 in accordance with SFAS 5, Accounting for Contingencies.

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

The DOJ, SEC and other authorities have a broad range of civil and criminal sanctions under the U.S. Foreign Corrupt Practices Act (“FCPA”) and other laws, which they may seek to impose against corporations and individuals in appropriate circumstances including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. Such agencies and authorities have entered into agreements with, and obtained a range of sanctions against, several public corporations and individuals arising from allegations of improper payments and deficiencies in books and records and internal controls, whereby civil and criminal penalties were imposed. Recent civil and criminal settlements have included multi-million dollar fines, deferred prosecution agreements, guilty pleas, and other sanctions, including the requirement that the corporation retain a monitor to oversee the corporation's compliance with the FCPA. Furthermore, corporations that have entered into prior consent decrees regarding the FCPA are potentially subject to greater penalties. The Company entered into a consent decree with the SEC in 2004 following an investigation into improper payments in Argentina.

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

Note 7 Employee Benefit Plans

We have a U.S. Defined Benefit Plan, Foreign Defined Benefit Plans, and a Postretirement Benefit Plan, which are described in more detail in Note 9 of the Notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended September 30, 2006. Below is the amount of net periodic benefit costs recognized under our Foreign Defined Benefit Plans (in thousands). Information for our U.S. Defined Benefit Plan net periodic benefit costs is not been presented as it is not material.

Defined Benefit Plans

	Non-U.S.
	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
Service cost for benefits earned	$1,604	$1,269	$3,208	$2,538
Interest cost on projected benefit obligation	2,507	2,114	5,014	4,228
Expected return on plan assets	(2,341)	(2,029)	(4,682)	(4,058)
Recognized actuarial loss	760	543	1,520	1,086
Net amortization and deferral	(349)	31	(698)	62

Net pension cost	$2,181	$1,928	$4,362	$3,856

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

In fiscal 2007, we will have a minimum pension funding requirement of $8.1 million for the defined benefit plans. In addition to the minimum pension funding requirement, we intend to contribute $7.6 million in discretionary contributions for our defined benefit plans. We have paid $1.9 million in discretionary contributions and $4.8 million in non-discretionary contributions during the six months ended March 31, 2007. These contributions have been and are expected to be funded by cash flows from operating activities.

Postretirement Benefit Plan

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Service cost for benefits attributed to service during the period	$993	$867	$1,986	$1,734
Interest cost on accumulated postretirement benefit obligation	825	717	1,650	1,434

Net periodic postretirement benefit cost	$1,818	$1,584	$3,636	$3,168

We expect to contribute $1.3 million to the post retirement plan in fiscal 2007, which represents the anticipated claims. We have made $0.4 million in post retirement contributions during the six months ended March 31, 2007.

Note 8 New Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. Under SFAS 159, companies that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. In addition, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 is effective the beginning of an entity’s first fiscal year beginning after November 15, 2007 and is to be applied prospectively, unless the entity elects early adoption. We are currently in the process of evaluating the impact of SFAS 159 on our financial statements, if we choose to elect this option.

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

Recognition of an asset or liability related to the funded status of a pension plan and disclosures are effective for fiscal years ending after December 15, 2006. We currently measure our defined benefit plan assets and obligations as of our fiscal year-end. Thus, this portion of SFAS 158 will not impact our financial statements. The required changes in the measurement date are effective for fiscal years ending after December 15, 2008. We are currently in the process of evaluating the impact on our financial statements from the other requirements of SFAS 158.

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

The U.S./Mexico, Canada and International Pressure Pumping segments provide stimulation and cementing services to the petroleum industry throughout the world. Stimulation services are designed to improve the flow of oil and natural gas from producing formations. Cementing services consist of pumping a cement slurry into a well between the casing and the wellbore to isolate fluids that might otherwise damage the casing and/or affect productivity, or that could migrate to different zones, primarily during the drilling and completion phase of a well. See “Business” included in our Annual Report on Form 10-K for the period ended September 30, 2006 for more information on these operations.

The Oilfield Services Group consists of production chemical services, casing and tubular services, process and pipeline services, completion tools and completion fluids services in the U.S. and select markets internationally.

Market Conditions

Our worldwide operations are primarily driven by the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity. Drilling activity, in turn, is largely dependent on the price of crude oil and natural gas as well as storage levels of gas. These market factors often lead to volatility in our revenue and profitability, especially in the United States and Canada, where we have historically generated in excess of 50% of our revenue. Historical market conditions are reflected in the table below:

	Three Months Ended March 31,			Six Months Ended March 31,
	2007	% Change	2006	2007	% Change	2006
Rig Count: (1)
U.S.	1,733	14%	1,519	1,727	15%	1,499
Canada	532	-20%	665	486	-21%	619
International(2)	982	10%	896	967	9%	884
Commodity Prices (average):
Crude Oil (West Texas Intermediate)	$58.03	-8%	$63.33	$59.01	-4%	$61.68
Natural Gas (Henry Hub)	$7.22	-6%	$7.70	$6.94	-31%	$10.02

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Incorporated rig count information.
(2)	Includes Mexico average rig count of 90 and 85 for the three-month periods ended March 31, 2007 and 2006, respectively, and 87 and 89 for the six-month periods ended March 31, 2007 and 2006, respectively.

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

Results of Operations

Consolidated

	Three Months Ended March 31,			Six Months Ended March 31,
Consolidated (in millions)	2007	% Change	2006	2007	% Change	2006
Revenue	$1,186.6	10%	$1,078.8	$2,370.6	16%	$2,035.0
Operating income	$290.2	-2%	$295.3	$606.5	16%	$524.9
Worldwide rig count(1)	3,247	5%	3,080	3,179	6%	3,001

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Inc. rig count information.

Results for the three-month periods ended March 31, 2007 and 2006

All of our reportable segments, excluding Canada Pressure Pumping, benefited from improved drilling activity levels in the U.S. and International markets during the three months ended March 31, 2007 compared to the same period in the prior fiscal year. Revenue increased 12% for our U.S./Mexico Pressure Pumping, 23% for our International Pressure Pumping, and 16% for our Oilfield Services Group, while Canadian Pressure Pumping revenue decreased 20% during the second quarter of fiscal 2007.

While consolidated revenue increased for the period, consolidated operating income decreased primarily as the result of lower pricing for our products and services and increased labor and material costs in Canada. For the three months ended March 31, 2007, consolidated operating income margins decreased to 24% from 27% reported in the second quarter of fiscal 2006.

Results for the six-month periods ended March 31, 2007 and 2006

As with the three-month period ended March 31, 2007, all of our reportable segments except Canada, experienced an increase in revenue for the six-months ended March 31, 2007, when compared to the same period in the prior fiscal year. The increase relates to increased activity in all major markets except Canada, and improved pricing in the U.S.

Consolidated operating income for the six-months ended March 31, 2007 increased 16%. Operating income margins were 26%, consistent with the same period in the prior fiscal year.

U.S./Mexico Pressure Pumping

	Three Months Ended March 31,			Six Months Ended March 31,
U.S./Mexico Pressure Pumping (in millions)	2007	% Change	2006	2007	% Change	2006
Revenue	$633.4	12%	$566.9	$1,274.2	20%	$1,064.2
Operating income	220.3	23%	215.4	472.9	21%	390.8
U.S. rig count(1)	1,733	14%	1,519	1,727	15%	1,499
Mexico rig count(1)	90	6%	85	87	-2%	89

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Inc. rig count information.

Results for the three-month periods ended March 31, 2007 and 2006

Drilling activity increases and pricing improvements resulted in substantially all of the markets within the U.S./Mexico Pressure Pumping segment contributing to the revenue growth for the second fiscal quarter of 2007 when compared to the same period in the prior year.

Activity: While the average price of natural gas decreased 6% during the three months ended March 31, 2007 when compared to the same period in the prior fiscal year, the U.S. average active drilling rig count increased 14%. This activity increase enabled the segment to achieve 12% revenue improvement. In addition to the activity related revenue contributions from the U.S., our Mexico operating region showed a 37% increase in revenue during the period as the result of higher activity and the expansion of our business into the southern region of Mexico.

Price: A U.S. price book increase, occurring May 2006, complemented the U.S. activity increase to add further to the segment’s increase in revenue. As of March 31, 2007, approximately 70% of our revenue was generated on the May 2006 U.S. price book. The degree of customer acceptance of the price book increase depends on activity levels and competitive pressures.

While revenue increased 12% for the three months ended March 31, 2007 compared to the same period in the prior fiscal year, operating income margins decreased from 38% in the second quarter of fiscal 2006 to 35% during the second quarter of fiscal 2007. Cost inflation for materials and labor as well as increased maintenance spending on equipment led to the margin decline.

Results for the six-month periods ended March 31, 2007 and 2006

As with the three months ended March 31, 2007, U.S./Mexico revenue for the first half of fiscal year 2007 increased as the result of activity increases and improved pricing. Average active U.S. drilling rigs increased 15% during the period. Higher activity and the expansion of our business in southern Mexico has also contributed to the six month revenue increase. Operating income margins for the region remained consistent at 37% for the six months ended March 31, 2007 and 2006.

Canada Pressure Pumping

	Three Months Ended March 31,			Six Months Ended March 31,
Canada Pressure Pumping (in millions)	2007	% Change	2006	2007	% Change	2006
Revenue	$121.9	-20%	$151.8	$233.5	-15%	$276.0
Operating income	18.8	-53%	39.6	32.2	-55%	71.4
Canadian rig count(1)	532	-20%	665	486	-21%	619

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Inc. rig count information.

Results for the three-month and six-month periods ended March 31, 2007 and 2006

Lower natural gas prices in the Canadian market have resulted in a curtailment of drilling activity, affecting the region’s results of operations for both the three and six months periods ended March 31, 2007. Average active drilling rigs decreased 20% and 21% for the three and six months ended March 31, 2007, respectively, compared to the same periods in the prior year, with revenue experiencing corresponding decreases of 20% and 15%, respectively. The region has also experienced lower pricing for our products and services for the comparable periods.

Operating income decreased 53% and 55% for the three and six months ended March 31, 2007, respectively, primarily due to the decrease in revenue. Also contributing to the decrease were increased depreciation expense, materials costs and labor costs.

International Pressure Pumping

	Three Months Ended March 31,			Six Months Ended March 31,
International Pressure Pumping (in millions)	2007	% Change	2006	2007	% Change	2006
Revenue	$250.4	23%	$203.9	$502.4	27%	$395.6
Operating income	29.1	6%	27.4	69.4	31%	53.1
International rig count, Excluding Mexico(1)	892	10%	811	880	11%	795

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Inc. rig count information.

Results for the three-month periods ended March 31, 2007 and 2006

The following table summarizes the percentage change in revenue for each of the operating segments of International Pressure Pumping:

% change in Revenue
Europe/Africa	32%
Middle East	28%
Asia Pacific	6%
Russia	22%
Latin America	23%

Europe/Africa, Middle East, and Latin America led the increase in International Pressure Pumping revenue for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. Europe/Africa’s revenue increase was due primarily to the acquisition of a controlling interest in our Algerian joint venture, (“BJSP ”), in June 2006. Excluding BJSP, revenue for Europe/Africa increased 8%, benefiting from our expansion into Libya as well as activity increases in West Africa, which were offset by declines in Norway from the loss of a contract.

Revenue from the Middle East increased 28%, while average active drilling rigs increased 16% in the region. Revenue increases in India, Saudi Arabia, and Azerbaijan were slightly reduced by revenue declines in Bangladesh, due to non-repeat blow-out work that occurred in the prior year, and Abu Dhabi due to the loss of a contract in the first quarter of fiscal 2007.

Latin American revenue increased 23% for the three months ended March 31, 2007 compared to the same period in the prior year. Argentina, Colombia, and Brazil contributed the majority of the revenue increase as the result of overall activity increases. The average active drilling rig count increased 15% in Latin America during the second quarter of fiscal 2007 compared to the second quarter of 2006. Project delays and the dry docking of certain offshore assets in Venezuela slightly reduced the overall increase in revenue for the region.

Although rig count decreased 6% during the second quarter of fiscal 2007 compared to the same period in the prior year, the Asia Pacific region’s revenue increased 6%. Increased revenue in Malaysia was due to the award of a new contract which was offset by a decline in revenue in New Zealand due to project delays.

Our Russian revenue increased 22% for the three months ended March 31, 2007 compared to the same period in the prior fiscal year as a result of additional equipment being transferred into the area in response to increased fracturing activity.

Operating income margins from our International Pressure Pumping operations decreased from 13% in the second quarter of fiscal 2006 to 12% in the current period. Declines in several markets, such as Norway and Kazakhstan where fixed costs are high, as well as project start up costs in West Africa and project delays in New Zealand were the primary cause of the decrease.

Results for the six-month periods ended March 31, 2007 and 2006

The following table summarizes the percentage change in revenue for each of the operating segments of International Pressure Pumping:

% change in Revenue
Europe/Africa	45%
Middle East	18%
Asia Pacific	24%
Russia	13%
Latin America	25%

All of our operating regions within International Pressure Pumping showed significant increases in revenue during the six months ended March 31, 2007 compared to the same period in the prior year.

Europe/Africa showed improvement as the result of the BJSP acquisition and revenue increases from Libya, West Africa, and the Netherlands offset by revenue declines in Norway. Excluding BJSP, revenue in the region increased 21%.

Despite a significant decline in revenue from prior year’s non-repeat blowout work in Bangladesh, the Middle East showed improved revenues due to increased activity in India.

The award of a new contract in Malaysia accounted for most of Asia Pacific’s revenue increase, while our Russian operations benefited from increased fracturing activity and our Latin American region had increased activity in Argentina, Colombia, and Brazil. The average active drilling rig count increased 13% in Latin America compared to the same period in the prior year.

Operating income margins increased to 14% from 13% reported during the six months ended March 31, 2006, with improvements seen in all regions, except Europe/Africa. These improvements were reduced slightly by the high margin non-repeat blowout work in Bangladesh in the prior fiscal year and declines in Norway due to the loss of a contract.

Oilfield Services Group

	Three Months Ended March 31,			Six Months Ended March 31,
Oilfield Services Group (in millions)	2007	% Change	2006	2007	% Change	2006
Revenue	$181.0	16%	$156.3	$360.4	20%	$299.2
Operating income	36.7	15%	31.9	69.4	22%	57.1

Results for the three-month periods ended March 31, 2007 and 2006

The following table summarizes the percentage change in revenue for each of the operating segments within Oilfield Services Group:

% Change in Revenue
Tubular Services	38%
Process & Pipeline Services	4%
Chemical Services	37%
Completion Tools	13%
Completion Fluids	6%

Increased revenue from Chemical Services and Tubular Services provided the majority of the revenue increase within Oilfield Services Group during the three months ended March 31, 2007 when compared to the same period in the prior year. Chemical Services has benefited from increased U.S. activity as well as the acquisition of Dyna Coil in August 2006. Excluding Dyna Coil, Chemical Services revenue for the second quarter of fiscal 2007 increased 11%. Tubular Services revenue improved from increased activity in the U.S. market and as well as from international expansion, while our Completion Tools and Completion Fluids operations have experienced increased activity in the U.S. and Mexico markets.

Operating income margin for the Oilfield Services Group during the second quarter of fiscal 2007 was 20%, consistent with the operating income margin reported in the second fiscal quarter of 2006.

Results for the six-month periods ended March 31, 2007 and 2006

The following table summarizes the percentage change in revenue for each of the operating segments within Oilfield Services Group:

% Change in Revenue
Tubular Services	42%
Process & Pipeline Services	11%
Chemical Services	48%
Completion Tools	17%
Completion Fluids	5%

Chemical Services, Tubular Services, and Process and Pipeline Services led the revenue increase for the six months ended March 31, 2007 when compared to the same period in the prior fiscal year. Excluding Dyna Coil, revenue for Chemical Services increased 21%, due to activity increases in the U.S. As with the three months results, fiscal 2007 year to date Tubular Services’ revenue increased largely due to international market expansion. Revenue from our Process and Pipeline Services business improved during the six months ended March 31, 2007 compared to the same period in the prior year, due to growth in the North Sea and Asia Pacific.

Fiscal 2007 year to date operating income margin for the Oilfield Services Group was 19%, consistent with the operating income margin reported in the first six months of fiscal year 2006.

Outlook

As stated under “Market Conditions” above, our worldwide operations are primarily driven by the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity. Drilling activity, in turn, is largely dependent on the price of crude oil and natural gas. Our results of operations also depend heavily on pricing. The degree of pricing acceptance varies by customer and depends on activity levels and competitive pressures.

For the third fiscal quarter of 2007, U.S. drilling activity is expected to be up slightly from the second quarter of fiscal 2007. In the second quarter of fiscal 2007 we began to experience pricing pressures in the U.S. when compared to the first quarter of fiscal 2007. The pricing pressures are expected to continue in this market. In Canada, we estimate a decline in activity of approximately 60% in Canada during the third quarter of fiscal 2007 compared to the second quarter of fiscal 2007 as the region enters its seasonal spring break-up, a period during which heavy drilling and other equipment is not permitted to travel on the roads. We expect our international pressure pumping business to recover from project delays experienced in second quarter of fiscal 2007 and our Oilfield Services Group is projected to improve their results from higher international completion tool revenue in addition to seasonal market improvement with our process and pipeline business.

Other Expenses

The following table sets forth our other operating expenses (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Research and engineering	$16,164	$15,574	$31,858	$30,727
Marketing expense	26,075	24,953	51,888	49,547
General and administrative expense	33,634	28,756	70,841	66,347

Research and engineering, marketing expense, and general and administrative expense: These expenses have increased slightly for the three and six months ended March 31, 2007 compared to the same periods in the prior fiscal year. However, as a percentage of revenue, each of these expenses have remained consistent. The majority of the increase for each of these expense categories relates to expenses associated with supporting higher activity levels.

The following table shows a comparison of interest expense, interest income, and other income (expense), net (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Interest expense	$(8,488)	$(155)	$(17,267)	$(290)
Interest income	504	3,501	824	6,891
Other income (expense) – net	(1,797)	(748)	(3,873)	204

Interest Expense and Interest Income: Interest expense increased $8.3 million and $17.0 million for the three and six months ended March 31, 2007, respectively, compared to the same periods in the prior fiscal year as the result of increased debt balances. At March 31, 2007 our debt balance was $672.2 million compared to $0.5 million at March 31, 2006, primarily as the result of the Company completing a public offering of $500.0 million aggregate principal amount of Senior Notes in June 2006. Interest income decreased $3.0 million and $6.1 million for the three and six months ended March 31, 2007, respectively, compared to the same period in the prior fiscal year as a result of decreased cash and cash equivalent balances. We expect fiscal year 2007 interest expense, net of interest income, to be approximately $32 million.

Other Income, net: Other income (expense), net is summarized as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Minority interest	$(2,447)	$(601)	$(4,929)	$(1,372)
Non-operating net foreign exchange gain/(loss)	71	(565)	(264)	(710)
Recovery of misappropriated funds	—	—	—	2,790
Other, net	579	418	1,320	(504)
Other income (expense), net	$(1,797)	$(748)	$(3,873)	$204

The increase in other income (expense), net was primarily caused by an increase in minority interest expense, due to the acquisition of controlling interest in BJSP during the third quarter of fiscal 2006. Other income in the six months ended March 31, 2006 primarily relates to amounts discussed below in “Investigations Regarding Misappropriation and Possible Illegal Payments.”

Liquidity and Capital Resources

Historical Cash Flow

The following table sets forth the historical cash flows (in millions):

	Six Months Ended March 31,
	2007	2006
Cash flow from operations	$391.4	$359.4
Cash flow used investing	(402.4)	(185.7)
Cash flow used in financing	(24.2)	(203.8)
Effect of exchange rate changes on cash	(.1)	(.1)

Change in cash and cash equivalents	$(35.3)	$(30.2)

Higher revenue and profits for the U.S., International Pressure Pumping, and Oilfield Services Group resulted in higher cash flow from operations. Working capital increased $85.3 million as a result of a $65.9 million increase in inventory and a $39.1 million increase in prepaid expenses which was reduced by lower accrued employee compensation and benefits of $28.1 million and lower current income taxes of $26.0 million.

The cash flow used in investing during the six months ended March 31, 2007 was almost entirely due to $354.9 million of purchases of property, plant, and equipment. We also paid $38.9 million, net of cash, for acquisitions during the first quarter of fiscal 2007.

Cash flows used in financing consisted of $12.2 million, net, in proceeds from short term borrowings, $20.0 million in repurchases of our stock and a $29.3 million payment of dividends during the six months ended March 31, 2007. We also received proceeds in the amount of $12.4 million for employee stock purchases and stock option exercises during the first two quarters of fiscal 2007.

Liquidity and Capital Resources

Cash flows from operations is expected to be our primary source of liquidity in fiscal 2007. Our sources of liquidity also include cash and cash equivalents of $57.1 million at March 31, 2007 and the available financing facilities listed below (in millions):

Financing Facility	Expiration	Borrowings at March 31, 2007	Available at March 31, 2007
Revolving Credit Facility	June 2009	$133.0	$267.0
Discretionary	Various times within the next 12 months	$39.5	$119.9

On June 8, 2006, we completed a public offering of $500.0 million aggregate principal amount of Senior Notes, consisting of $250.0 million of floating rate Senior Notes due 2008, with an annual interest rate of three-month LIBOR plus 17 basis points, and $250.0 million of 5.75% Senior Notes due 2011. The net proceeds from the offering of approximately $497.1 million, after deducting underwriting discounts and commissions and expenses, were used primarily to repurchase outstanding shares of common stock and also repay indebtedness, fund capital expenditures and for other corporate purposes. As of March 31, 2007 and September 30, 2006, we had $250.0 million of the Senior Notes due 2008 issued and outstanding and $249.7 million, net of discount, of the 5.75% Senior Notes due 2011 issued and outstanding, respectively.

In June 2004, we replaced our then existing credit facility with a revolving credit facility (the “Revolving Credit Facility”) that permits borrowings up to $400 million in principal amount. The Revolving Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $20 million sublimit for swingline loans. Swingline loans have short-term maturities and the remaining amounts outstanding under the Revolving Credit Facility become due and payable in June 2009. Interest on outstanding borrowings is charged based on prevailing market rates. We are charged various fees in connection with the Revolving Credit Facility, including a commitment fee based on the average daily unused portion of the commitment, totaling $0.2 million for the six months ended March 31, 2007. In addition, the Revolving Credit Facility charges a utilization fee on all outstanding loans and letters of credit when usage of the Revolving Credit Facility exceeds 33%, though there were no material charges in fiscal 2007 to date or in fiscal 2006. There were $133.0 million and $160.0 million in outstanding borrowings under the Revolving Credit Facility at March 31, 2007 and September 30, 2006, respectively.

The Senior Notes and Revolving Credit Facility include various customary covenants and other provisions, including the maintenance of certain profitability and solvency ratios, none of which materially restrict our activities. We are currently in compliance with these covenants.

In addition to the Revolving Credit Facility, we had $159.4 million of unsecured, discretionary lines of credit at March 31, 2007, which expire at the bank’s discretion. There are no requirements for commitment fees or compensating balances in connection with these lines of credit and interest is at prevailing market rates. There was $39.5 million and $0.3 million in outstanding borrowings under these lines of credit at March 31, 2007 and September 30, 2006, respectively.

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

Cash Requirements

We anticipate capital expenditures to be approximately $700 million in fiscal 2007, which includes $48 million we paid in February to purchase the remaining interest in the 1997 equipment partnership, compared to $460 million in fiscal 2006. The 2007 capital expenditure program is expected to consist primarily of capital for facilities, new pressure pumping equipment, new equipment for our Oilfield Services Group, and capital to extend the useful life of existing assets. We have made significant progress adding new equipment. However, much of the older equipment still remains in operation due to the increases in market activity in the U.S. During fiscal 2004, we expanded our U.S. fleet recapitalization initiative to include additional equipment, such as cementing, nitrogen and acidizing equipment. The actual amount of fiscal 2007 capital expenditures will depend primarily on maintenance requirements and expansion opportunities and our ability to execute our budgeted capital expenditures.

In fiscal 2007, our minimum pension and postretirement funding requirements are anticipated to be approximately $15.7 million. We have contributed $6.7 million during the six months ended March 31, 2007.

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

As of March 31, 2007, we had $250.0 million of the Senior Notes due 2008 issued and outstanding and $249.7 million of the 5.75% Senior Notes due 2011 issued and outstanding, net of discount. We expect cash paid for net interest expense (net of interest income) will be approximately $32 million, inclusive of borrowings under our credit facility, in fiscal 2007.

We expect an incremental increase to cash paid for income taxes to be approximately $76 million in fiscal 2007 compared to fiscal 2006, due to increased profitability.

We expect that cash and cash equivalents and cash flows from operations will generate sufficient cash flows to fund all of the cash requirements described above.

Investigations Regarding Misappropriation and Possible Illegal Payments

In October 2004, the Company received a report from a whistleblower alleging that its Asia Pacific Region Controller had misappropriated Company funds in fiscal 2001. The Company began an internal investigation into the misappropriation and whether other inappropriate actions occurred in the Region. The Region Controller admitted to multiple misappropriations totaling approximately $9.0 million during a 30-month period ended April 2002. The misappropriations of approximately $9.0 million were repaid to the Company and the Region Controller’s employment was terminated. The former Region Controller pled guilty to one count of theft in Singapore and received a 21 month prison sentence there on May 7, 2007. The misappropriations were an expense of the Company in the form of theft that were recorded in the Consolidated Statement of Operations in periods prior to April 2002. The $9.0 million repayment represents a gain contingency and was reflected in Other Income in the Consolidated Condensed Statement of Operations for the quarter ended March 31, 2004 in accordance with SFAS 5, Accounting for Contingencies.

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

Thereafter, in December 2005, the Company received a payment of approximately $2.8 million from the entity referenced above. The entity said that the funds represented the $2.6 million of funds described above, plus an interest amount, and that the $2.6 million had been misappropriated for the benefit of certain of that entity’s employees and was not used to make payments to government officials. The Audit Committee's investigation was not able to verify this claim. The $2.8 million payment represents a gain contingency and was reflected in Other Income in the Consolidated Condensed Statement of Operations for the quarter ended March 31, 2005 in accordance with SFAS 5, Accounting for Contingencies.

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

The DOJ, SEC and other authorities have a broad range of civil and criminal sanctions under the U.S. Foreign Corrupt Practices Act (“FCPA”) and other laws, which they may seek to impose against corporations and individuals in appropriate circumstances including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. Such agencies and authorities have entered into agreements with, and obtained a range of sanctions against, several public corporations and individuals arising from allegations of improper payments and deficiencies in books and records and internal controls, whereby civil and criminal penalties were imposed. Recent civil and criminal settlements have included multi-million dollar fines, deferred prosecution agreements, guilty pleas, and other sanctions, including the requirement that the corporation retain a monitor to oversee the corporation's compliance with the FCPA. Furthermore, corporations that have entered into prior consent decrees regarding the FCPA are potentially subject to greater penalties. The Company entered into a consent decree with the SEC in 2004 following an investigation into improper payments in Argentina.

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

Off Balance Sheet Transactions

In 1999, we contributed certain pumping service equipment to a limited partnership. The equipment is used to provide services to our customers for which we pay a service fee over a period of at least six years, but not more than 13 years, at approximately $12 million annually. This is accounted for as an operating lease. We assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46, Consolidation of Variable Interest Entities. However, we were not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 13 years. The balance of the deferred gain was $14.1 million and $16.1 million as of March 31, 2007 and September 30, 2006, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. In September 2010, we have the option, but not the obligation, to purchase the pumping service equipment for approximately $32 million. We currently have the intent to exercise this option.

The option price to purchase the equipment under the partnership depends in part on the fair market value of the equipment held by the partnership at the time the option is exercised as well as other factors specified in the agreement.

In 1997, we contributed certain pumping service equipment to a limited partnership. The equipment is used to provide services to our customers for which we paid a service fee. On February 9, 2007, we purchased the remaining partnership interest for $47.8 million, and as a result acquired the partnership equipment. The acquisition of the partnership controlling interest was accounted for as an asset purchase.

Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. Under SFAS 159, companies that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. In addition, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 is effective the beginning of an entity’s first fiscal year beginning after November 15, 2007 and is to be applied prospectively, unless the entity elects early adoption. We are currently in the process of evaluating the impact of SFAS 159 on our financial statements, if we choose to elect this option.

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

Recognition of an asset or liability related to the funded status of a pension plan and disclosures are effective for fiscal years ending after December 15, 2006. We currently measure our defined benefit plan assets and obligations as of our fiscal year-end. Thus, this portion of SFAS 158 will not impact our financial statements. The required changes in the measurement date are effective for fiscal years ending after December 15, 2008. We are currently in the process of evaluating the impact on our financial statements the other requirements of SFAS 158.

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

•

changes in law or regulations and other factors, many of which are beyond our control, and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure is to foreign currency fluctuations internationally and changing interest rates, primarily in the United States, Canada and Europe. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt. If the floating rates were to increase by 10% from March 31, 2007 rates, our combined interest expense to third parties would increase by a total of $200 thousand each month in which such increase continued.

Periodically, the Company borrows funds which are denominated in foreign currencies, which exposes the Company to market risk associated with exchange rate movements. Total borrowings denominated in foreign currencies at March 31, 2007 was $13.0 million. When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such forward foreign exchange contracts at March 31, 2007.

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

The information regarding litigation and environmental matters described in Note 5 of the Notes to the Unaudited Consolidated Condensed Financial Statements included elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes during the period ended March 31, 2007 in our “Risk Factors” as discussed our Form 10-K for the fiscal year ended September 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on January 30, 2007. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. The only matter voted upon at the Annual Meeting was the election of two Class II directors to serve a three-year term. The Board of Directors nominated Don D. Jordan and William H. White for re-election as Class II directors at the Annual Meeting. There was no solicitation in opposition to these nominees, and the nominees were re-elected. The number of votes for and withheld with respect to the nominees were as follows:

Nominee	Votes For	Withheld
Don D. Jordan	261,164,170	9,415,512
William H. White	262,199,138	8,380,544

In addition, the following directors continued in office after the Annual Meeting: John R. Huff, Micheal E. Patrick, L. William Heiligbrodt, James L. Payne, and J.W. Stewart.

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Purchase, Payoff and Termination Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K filed February 13, 2007 and incorporated herein by reference)

31.1	Section 302 certification for J. W. Stewart

31.2	Section 302 certification for Jeffrey E. Smith

32.1	Section 906 certification furnished for J. W. Stewart

32.2	Section 906 certification furnished for Jeffrey E. Smith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

BJ Services Company
(Registrant)

Date: May 15, 2007	By:	/s/ J. W. Stewart
J. W. Stewart
Chairman of the Board, President and Chief Executive Officer

Date: May 15, 2007	By:	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Vice President - Finance and Chief Financial Officer