Form 10-Q
period 2007-06-30
BJ SERVICES CO
filed 2007-08-09
CIK 864328

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

There were 291,620,256 shares of the registrant’s common stock, $.10 par value, outstanding as of August 6, 2007.

BJ SERVICES COMPANY

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BJ SERVICES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Revenue	$1,152,518	$1,116,906	$3,523,096	$3,151,885

Operating expenses:
Cost of sales and services	812,701	734,717	2,421,997	2,096,339
Research and engineering	17,146	16,665	49,004	47,392
Marketing	27,450	25,571	79,338	75,118
General and administrative	35,630	32,310	106,471	98,657
Loss on disposal of assets	1,764	764	1,946	2,620

Total operating expenses	894,691	810,027	2,658,756	2,320,126

Operating income	257,827	306,879	864,340	831,759
Interest expense	(8,994)	(2,506)	(26,261)	(2,796)
Interest income	581	3,456	1,405	10,347
Other income (expense)—net	(1,806)	194	(5,679)	398

Income before income taxes	247,608	308,023	833,805	839,708
Income tax expense	79,318	95,143	269,515	263,687

Net income	$168,290	$212,880	$564,290	$576,021

Earnings per share:
Basic	$.57	$.67	$1.93	$1.80
Diluted	$.57	$.67	$1.90	$1.77

Weighted average shares outstanding:
Basic	293,142	315,705	293,137	320,881
Diluted	296,407	319,502	296,383	324,765

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

(In thousands)

	June 30, 2007	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$65,271	$92,445
Receivables—net	910,367	927,027
Inventories—net:
Products	209,353	185,249
Work in process	36,256	27,308
Parts	218,972	143,347

Total inventories	464,581	355,904
Deferred income taxes	11,620	5,103
Prepaid expenses	89,600	36,311
Other current assets	50,254	42,070

Total current assets	1,591,693	1,458,860

Property—net	1,813,648	1,392,926
Deferred income taxes	25,890	29,557
Goodwill	963,933	928,297
Other assets	47,390	52,648

	$4,442,554	$3,862,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$462,281	$435,040
Short-term borrowings	207,309	160,274
Current portion of long-term debt	250,000	—
Accrued employee compensation and benefits	104,831	131,725
Income and other taxes	75,894	85,872
Accrued insurance	27,324	21,965
Other accrued liabilities	120,921	113,060

Total current liabilities	1,248,560	947,936

Commitments and contingencies (Note 5)
Long-term debt	249,743	499,694
Deferred income taxes	84,762	66,584
Other long-term liabilities	204,451	201,134
Stockholders’ equity	2,655,038	2,146,940

	$4,442,554	$3,862,288

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER

COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Common Stock Shares	Common Stock	Capital In Excess of Par	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, September 30, 2006	293,194	$34,752	$1,028,813	$(1,433,808)	$2,494,350	$22,833	$2,146,940

Comprehensive income:
Net income					207,084
Other comprehensive income, net of tax:
Cumulative translation adjustments						(10,693)
Comprehensive income							196,391
Re-issuance of treasury stock for:
Stock options	149			3,952	(1,869)		2,083
Stock purchase plan	488			12,916	(406)		12,510
Director stock awards	43		(1,127)	1,127			—
Stock based compensation			9,184				9,184
Tax benefit from exercise of options			471				471
Purchase of treasury stock	(669)			(20,006)			(20,006)
Dividends declared					(13,472)		(13,472)

Balance, December 31, 2006	293,205	$34,752	$1,037,341	$(1,435,819)	$2,685,687	$12,140	$2,334,101

Comprehensive income:
Net income					188,916
Other comprehensive income, net of tax:
Cumulative translation adjustments						2,150
Comprehensive income							191,066
Re-issuance of treasury stock for:
Stock options	71			1,863	(797)		1,066
Stock based compensation			8,529				8,529
Tax benefit from exercise of options			38				38
Dividends declared					(14,660)		(14,660)

Balance, March 31, 2007	293,276	$34,752	$1,045,908	$(1,433,956)	$2,859,146	$14,290	$2,520,140

Comprehensive income:
Net income					168,290
Other comprehensive income, net of tax:
Cumulative translation adjustments						23,577
Comprehensive income							191,867
Re-issuance of treasury stock for:
Bonus stock awards	28		(731)	731			—
Stock options	156			4,114	(1,770)		2,344
Stock based compensation			8,692				8,692
Tax benefit from exercise of options			1,232				1,232
Purchase of treasury stock	(1,896)			(54,591)			(54,591)
Dividends declared					(14,646)		(14,646)

Balance, June 30, 2007	291,564	$34,752	$1,055,101	$(1,483,702)	$3,011,020	$37,867	$2,655,038

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$564,290	$576,021
Adjustments to reconcile net income to cash provided by operating activities:
Minority interest	7,562	1,765
Loss on disposal of assets	1,946	2,620
Depreciation and amortization	151,105	120,492
Excess tax benefits from stock based compensation	(1,441)	(3,382)
Deferred income taxes	11,987	(1,139)
Changes in:
Receivables	20,511	(154,770)
Inventories	(106,980)	(75,760)
Prepaid expenses	(53,381)	(18,542)
Other current assets	(1,918)	(15,186)
Accounts payable	29,635	65,638
Accrued employee compensation and benefits	(26,894)	8,093
Current income tax	(16,341)	41,201
Other current liabilities	17,597	34,378
Other—net	19,825	22,060

Net cash provided by operating activities	617,503	603,489

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(546,505)	(323,249)
Proceeds from disposal of assets	8,415	6,431
Acquisitions of businesses, net of cash received	(55,373)	9,232

Net cash used in investing activities	(593,463)	(307,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings, net	47,035	100,257
Proceeds from long-term borrowings	—	499,673
Debt issuance costs	—	(2,179)
Repayments of long-term borrowings	—	(79,000)
Dividends paid to shareholders	(43,990)	(48,415)
Purchase of treasury stock	(74,597)	(768,525)
Excess tax benefits from stock based compensation	1,441	3,382
Proceeds from exercise of stock options and stock purchase plan	19,037	25,052

Net cash used in financing activities	(51,074)	(269,755)

Effect of exchange rate changes on cash	(140)	211

(Decrease)/increase in cash and cash equivalents	(27,174)	26,359
Cash and cash equivalents at beginning of period	92,445	356,508

Cash and cash equivalents at end of period	$65,271	$382,867

Cash Paid for Interest and Taxes:
Interest	$38,436	$370
Taxes	305,398	220,400

The accompanying notes are an integral part of these consolidated condensed financial statements

BJ SERVICES COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 General

In our opinion, the unaudited consolidated condensed financial statements of BJ Services Company (the “Company”) include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of our financial position and statement of stockholders’ equity as of June 30, 2007, and our results of operations for the three and nine-month periods ended June 30, 2007 and 2006 and cash flows for the nine-month periods ended June 30, 2007 and 2006. The consolidated condensed statement of financial position at September 30, 2006 is derived from the September 30, 2006 audited consolidated financial statements. Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and nine-month periods ended June 30, 2007 and cash flows for the nine-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

Certain amounts for fiscal 2006 have been reclassified in the accompanying consolidated condensed financial statements to conform to the current year presentation. Such reclassifications do not affect our results of operations.

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

The following table presents information necessary to calculate earnings per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net income	$168,290	$212,880	$564,290	$576,021
Weighted-average common shares outstanding	293,142	315,705	293,137	320,881

Basic earnings per share	$.57	$.67	$1.93	$1.80

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Weighted-average common and dilutive potential common shares outstanding:
Weighted-average common shares outstanding	293,142	315,705	293,137	320,881
Assumed exercise of stock based compensation(1)	3,265	3,797	3,246	3,884

	296,407	319,502	296,383	324,765

Diluted earnings per share	$.57	$.67	$1.90	$1.77

(1)

For the three and nine months ended June 30, 2007, 3.1 million and 2.9 million stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. There were no stock options excluded from the computation of diluted earnings per share due to their antidilutive effect for the three and nine months ended June 30, 2006.

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

U.S./Mexico Pressure Pumping has two operating segments and includes cementing services and stimulation services (consisting of fracturing, acidizing, sand control, nitrogen, coiled tubing and service tool services) provided throughout the United States and Mexico. These two operating segments have been aggregated into one reportable segment because they offer similar types of services, have similar economic characteristics, have similar production processes and use the same methods to provide their services.

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

	U.S./Mexico Pressure Pumping	Canada Pressure Pumping	International Pressure Pumping	Oilfield Services Group	Corporate	Total
	(in thousands)
Three Months Ended June 30, 2007
Revenue	$646,719	$35,169	$277,314	$193,316	$—	$1,152,518
Operating income (loss)	215,449	(21,610)	42,643	41,800	(20,455)	257,827

Three Months Ended June 30, 2006
Revenue	$644,070	$66,939	$233,735	$172,162	$—	$1,116,906
Operating income (loss)	260,618	(2,203)	38,153	39,389	(29,078)	306,879

Nine Months Ended June 30, 2007
Revenue	$1,920,901	$268,709	$779,741	$553,745	$—	$3,523,096
Operating income (loss)	688,346	10,607	112,066	111,172	(57,851)	864,340
Identifiable assets	1,379,294	467,681	1,262,324	853,168	480,087	4,442,554

Nine Months Ended June 30, 2006
Revenue	$1,708,260	$342,954	$629,337	$471,334	$—	$3,151,885
Operating income (loss)	651,466	69,199	91,218	96,464	(76,588)	831,759
Identifiable assets	1,223,528	409,919	945,041	627,342	720,439	3,926,269

A reconciliation from the segment information to consolidated income before income taxes is set forth below (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Total operating income for reportable segments	$257,827	$306,879	$864,340	$831,759
Interest expense	(8,994)	(2,506)	(26,261)	(2,796)
Interest income	581	3,456	1,405	10,347
Other income (expense) – net	(1,806)	194	(5,679)	398

Income before income taxes	$247,608	$308,023	$833,805	$839,708

Note 4 Acquisitions

On June 30, 2007, we completed the acquisition of substantially all of the capillary tubing assets of Allis-Chalmers for a total purchase price of $16.3 million, which resulted in $11.0 million of goodwill. The assets are used for the installation and service of capillary injection systems primarily in the U.S. and Mexico. The assets complement our Dyna-Coil acquisition which occurred in the fourth quarter of fiscal 2006 and will enhance our production chemical services operation in the Oilfield Services Group.

On March 1, 2007 we acquired Aberdeen-based Norson Services Ltd, (“Norson”), a division of Norson Group Ltd. In a related transaction completed on the same day, we purchased substantially all of the assets of Norson Group’s United States subsidiary Norson Services LLC. The total purchase price paid for both acquisitions was $28.4 million, including legal fees, which resulted in $21.2 million of goodwill. The acquisition strengthens our service capabilities with the addition of Norson’s hydraulic and electrical umbilical testing services and the services provided by the Norson’s subsea units, which include remote pigging and flooding, subsea hydro testing and subsea data logging. This business complements our process and pipeline business in the Oilfield Services Group.

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

On December 20, 2006, we purchased substantially all of the operating assets of Tekcor Technology, Ltd. ("Tekcor") for $8.3 million, which resulted in an increase of $4.5 million to total current assets and $3.8 million to technology based intangible assets. Tekcor provides specialty chemicals and related services to the oil and gas well drilling industry. Located in Houston, Texas, Tekcor services markets along the Texas and Louisiana Gulf Coast and is included in our completion fluids business in the Oilfield Services Group.

We have completed our purchase price allocation for the Profile and Tekcor acquisitions. However, we are still in the process of completing our review and determination of the fair values of the assets acquired from Allis-Chalmers and Norson. Accordingly, allocation of the purchase price is subject to revision based on final determination of the asset values. Pro forma financial information for these acquisitions is not included as they were not material individually or in aggregate to our financial statements.

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

Newfield Litigation

On April 4, 2002, a jury rendered a verdict adverse to OSCA in connection with litigation pending in the United States District Court for the Southern District of Texas (Houston). The lawsuit, filed by Newfield Exploration on September 29, 2000, arose out of a blowout that occurred in 1999 on an offshore well owned by Newfield. The jury determined that OSCA’s negligence caused or contributed to the blowout and that it was responsible for 86% of the damages suffered by Newfield. The total damage amount awarded to Newfield was $15.6 million (excluding pre- and post-judgment interest). The Court delayed entry of the final judgment in this case pending the completion of the related insurance coverage litigation filed by OSCA against certain of its insurers and its former insurance broker. The Court elected to conduct the trial of the insurance coverage issues based upon the briefs of the parties. In the interim, the related litigation filed by OSCA against its former insurance brokers for errors and omissions in connection with the policies at issue in this case was stayed. On February 28, 2003, the Court issued its final judgment in connection with the Newfield claims, based upon the jury’s verdict. At the same time, the Court issued rulings adverse to OSCA in connection with its claim for insurance coverage. Motions for New Trial were denied by the Judge and the case was appealed to the U.S. Court of Appeals for the Fifth Circuit, both with regard to the liability case and the insurance coverage issues. The Fifth circuit issued its ruling on April 12, 2006 finding against OSCA on the liability issues, but ruling in OSCA’s favor on insurance coverage. Based on the Fifth Circuit’s opinion, we believe that over half of the judgment against OSCA is covered by an insurance policy issued by AISLIC (an AIG affiliate). AISLIC filed a Motion for Re-hearing with the Fifth Circuit, which was denied. The case was remanded to the District Court in June 2006 for further consideration of one exclusion contained in the AISLIC policy. Even if the interpretation of this exclusion is resolved in a manner that is adverse to OSCA, approximately 50% of the judgment against OSCA has already been paid by AISLIC. Upon remand, Newfield filed a motion to enforce its judgment against OSCA, which the court denied. Great Lakes Chemical Corporation, (which owned the majority of the outstanding shares of OSCA at the time of the acquisition) agreed to indemnify OSCA for 75% of any uninsured liability in excess of $3 million arising from the Newfield litigation. Taking this indemnity into account and without regard to the outcome of the insurance coverage dispute, our share of the verdict is approximately $5.4 million. We are fully reserved for our share of this liability.

Asbestos Litigation

In August 2004, certain predecessors of ours, along with numerous other defendants were named in four lawsuits filed in the Circuit Courts of Jones and Smith Counties in Mississippi. These four lawsuits included 118 individual plaintiffs alleging that they suffer various illnesses from exposure to asbestos and seeking damages. The lawsuits assert claims of unseaworthiness, negligence, and strict liability, all based upon the status of our predecessors as Jones Act employers. The plaintiffs were required to complete data sheets specifying the companies they were employed by and the asbestos-containing products to which they were allegedly exposed. Through this process, approximately 25 plaintiffs have identified us or our predecessors as their employer. Amended lawsuits were filed by four individuals against us and the remainder of the original claims (114) were dismissed. Of these four lawsuits, three failed to name us as an employer or manufacturer of asbestos containing products so we were thereby dismissed. Subsequently an individual from one of these lawsuits brought his own action against us. As a result, we are currently named as an employer in two of the Mississippi lawsuits. It is possible that as many as 21 other claimants who identified us or our predecessors as their employer could file suit against us, but they have not done so at this time. Only minimal medical information regarding the alleged asbestos-related disease suffered by the plaintiffs in the two lawsuits has been provided. Accordingly, we are unable to estimate our potential exposure to these lawsuits. We and our predecessors in the past maintained insurance which may be available to respond to these claims. In addition to the Jones Act cases, we have been named in a small number of additional asbestos cases. The allegations in these cases vary, but generally include claims that we provided some unspecified product or service which contained or utilized asbestos or that an employee was exposed to asbestos at one of our facilities or customer job site. Some of the allegations involve claims that we are the successor to the Byron Jackson Company. To date, we have been successful in obtaining dismissals of such cases without any payment in settlements or judgments, although some remain pending at the present time. We intend to defend ourselves vigorously in all of these cases based on the information available to us at this time. We do not expect the outcome of these lawsuits, individually or collectively, to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these lawsuits or additional similar lawsuits, if any, that may be filed.

Gene Ellison et al v FPC Disposal et al

On December 12, 2000, Gene and Marcia Ellison filed a lawsuit in State District Court of Canadian County, Oklahoma against us and about 120 other defendants, including Western and FPC Disposal, Inc., which owns and operates a commercial facility for the disposal of oil/gas well drilling fluids, cuttings and salt water located one-half mile from property owned by the Ellisons on which they conduct farming and ranching activities in Canadian County, Oklahoma. In their original Complaint, the Ellisons alleged that both we and Western sent flow-back water to the well for disposal and that the disposal activities polluted their water and therefore their property. In the original Complaint, the Ellisons sought actual and punitive damages in excess of $10 thousand for property damage, personal annoyance and endangerment of their comfort, health, tranquility and safety.

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

This case was settled in the first quarter of fiscal 2007, and our contribution to the settlement was not material.

Environmental

Federal, state and local laws and regulations govern our operation of underground fuel storage tanks. Rather than incur additional costs to restore and upgrade tanks, management opted to remove the existing tanks, beginning in 1989. We have remedial cleanups in progress related to the tank removals. In addition, we are conducting environmental investigations and remedial actions at current and former Company locations and, along with other companies, are currently named as a potentially responsible party at five waste disposal sites owned by third parties. An accrual of approximately $3.3 million has been established for such environmental matters, which is management’s best estimate of our portion of future costs to be incurred. Insurance is also maintained for some environmental liabilities.

Lease and Other Long-Term Commitments

In 1999, we contributed certain pumping service equipment to a limited partnership, in which we own a 1% interest. The equipment is used to provide services to our customers for which we pay a service fee over a period of at least six years, but not more than 13 years, at approximately $12 million annually. This is accounted for as an operating lease. We assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46, Consolidation of Variable Interest Entities. However, we were not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 13 years. The balance of the deferred gain was $13.4 million and $16.1 million as of June 30, 2007 and September 30, 2006, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. In September 2010, we have the option, but not the obligation, to purchase the pumping service equipment for approximately $32 million. We currently have the intent to exercise this option.

The option price to purchase the equipment under the partnership depends in part on the fair market value of the equipment held by the partnership at the time the option is exercised as well as other factors specified in the agreement.

In 1997, we contributed certain pumping service equipment to a limited partnership, in which we owned a 1% interest. The equipment was used to provide services to our customers for which we paid a service fee. On February 9, 2007, we purchased the remaining partnership interest for $47.8 million, and as a result acquired the partnership equipment. The acquisition of the partnership controlling interest was accounted for as an asset purchase.

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

We arrange for the issuance of a variety of bank guarantees, performance bonds and standby letters of credit. The vast majority of these are issued in connection with contracts we, or our subsidiary, have entered into with customers. The customer has the right to call on the bank guarantee, performance bond or standby letter of credit in the event that we, or our subsidiary, default in the performance of services. These instruments are required as a condition to being awarded the contract, and are typically released upon completion of the contract. The balance of these instruments are predominantly standby letters of credit issued in connection with a variety of our financial obligations, such as in support of fronted insurance programs, claims administration funding, certain employee benefit plans and temporary importation bonds. The following table summarizes our other commercial commitments as of June 30, 2007 (in thousands):

		Amount of commitment expiration per period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Standby Letters of Credit	$54,306	$51,093	$3,213	$—	$—
Guarantees	161,143	76,208	47,133	22,711	15,091

Total Other Commercial Commitments	$215,449	$127,301	$50,346	$22,711	$15,091

Note 6 Supplemental Financial Information

Other income (expense), net is summarized as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Minority interest	$(2,633)	$(393)	$(7,562)	$(1,765)
Non-operating net foreign exchange loss	(140)	(647)	(404)	(1,357)
Recovery of misappropriated funds	—	—	—	2,790
Other, net	967	1,234	2,287	730

Other income (expense), net	$(1,806)	$194	$(5,679)	$398

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

The Company is continuing to investigate whether additional funds were misappropriated beyond the $9.0 million originally identified. The Company has identified an additional $1.7 million that it believes was misappropriated by the former Region Controller. The additional $1.7 million of likely misappropriations were expenses of the Company that were recorded in the Consolidated Statement of Operations in periods prior to April 2002. It is possible that additional information could emerge resulting in further adjustments in the Consolidated Statements of Operations, but no material adjustments are known at this time. The Company recently filed a civil lawsuit against the former Region Controller seeking to recover any additional misappropriated funds and seeking an accounting of disbursements that could not be explained following the investigation.

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

During 2007 the investigation identified another payment of $300,000 made to the same entity that may have been used to make illegal payments to government officials.

The Company and the Audit Committee also investigated a large volume of other payments made by the Company during the period of fiscal 1998 through 2004 in the Asia Pacific Region. With respect to approximately $10 million of these payments, the investigations to date either have not been able to establish the legitimacy of the transactions reflected in the underlying documents or have not been able to resolve questions about the adequacy of the underlying documents to support the accounting entries. Some of these payments may have been proper, but the circumstances surrounding others suggest that theft, illegal payments or other improprieties may have been involved. The payments have been previously expensed, and therefore the Company believes that no additional expense is required to be recorded for such payments.

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

Note 7 Employee Benefit Plans

We have a U.S. Defined Benefit Plan, Foreign Defined Benefit Plans, and a Postretirement Benefit Plan, which are described in more detail in Note 9 of the Notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended September 30, 2006. Below is the amount of net periodic benefit costs recognized under our Foreign Defined Benefit Plans (in thousands). Information for our U.S. Defined Benefit Plan net periodic benefit costs is not presented as it is not material.

Defined Benefit Plans

	Non-U.S.
	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
Service cost for benefits earned	$1,604	$1,269	$4,812	$3,807
Interest cost on projected benefit obligation	2,507	2,114	7,521	6,342
Expected return on plan assets	(2,341)	(2,029)	(7,023)	(6,087)
Recognized actuarial loss	760	543	2,280	1,629
Net amortization and deferral	(349)	31	(1,047)	93

Net pension cost	$2,181	$1,928	$6,543	$5,784

In September 2006, we entered into an agreement to settle our obligation with respect to the U.S. defined benefit plan. Plan assets of approximately $72 million, plus our contribution of $1.5 million, were used to purchase an insurance contract that will be used to fund the benefits and settle the plan. The proposed settlement requires approval from the Pension Benefit Guaranty Corporation and the Internal Revenue Service to relieve us of primary responsibility for the pension benefit obligation. Once regulatory approval is obtained, which is expected in early fiscal 2008, we will expense approximately $23.3 million of prepaid pension cost. As a result of these actions, we have reclassified the pension asset and recorded the payment for the annuity as current assets.

In fiscal 2007, we will have a minimum pension funding requirement of $8.1 million for the Non-U.S. defined benefit plans. In addition to the minimum pension funding requirement, we intend to contribute $7.6 million in discretionary contributions for our defined benefit plans. We have paid $2.2 million in discretionary contributions and $6.5 million in non-discretionary contributions during the nine months ended June 30, 2007. These contributions have been and are expected to be funded by cash flows from operating activities.

Postretirement Benefit Plan

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Service cost for benefits attributed to service during the period	$993	$867	$2,979	$2,601
Interest cost on accumulated postretirement benefit obligation	825	717	2,475	2,151

Net periodic postretirement benefit cost	$1,818	$1,584	$5,454	$4,752

We expect to contribute $1.3 million to the post retirement plan in fiscal 2007, which represents the anticipated claims. We have made $0.5 million in post retirement contributions during the nine months ended June 30, 2007.

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes and requires companies to make disclosures about uncertain income tax positions, including a detailed roll forward of tax benefits taken that do not qualify for financial statement recognition. We are currently in the process of evaluating the impact of FIN 48 on our financial statements.

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

Market Conditions

Our worldwide operations are primarily driven by the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of work over activity. Drilling activity, in turn, is largely dependent on the price of crude oil and natural gas as well as storage levels of gas. These market factors often lead to volatility in our revenue and profitability, especially in the United States and Canada, where we have historically generated in excess of 50% of our revenue. Historical market conditions are reflected in the table below:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2007	% Change	2006	2007	% Change	2006
Rig Count: (1)
U.S.	1,756	8%	1,632	1,736	13%	1,543
Canada	139	-50%	277	370	-27%	505
International(2)	1,003	10%	913	979	10%	893
Commodity Prices (average):
Crude Oil (West Texas Intermediate)	$64.96	-8%	$70.47	$60.99	-6%	$64.61
Natural Gas (Henry Hub)	$7.53	15%	$6.54	$7.14	-19%	$8.86

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Incorporated rig count information.
(2)	Includes Mexico average rig count of 88 and 85 for the three-month periods ended June 30, 2007 and 2006, respectively, and 87 and 88 for the nine-month periods ended June 30, 2007 and 2006, respectively.

U.S. Rig Count

Demand for our pressure pumping services in the U.S. is primarily driven by oil and natural gas drilling activity, which tends to be extremely volatile, depending on the current and anticipated prices of oil and natural gas. During the last 10 years, the lowest annual U.S. rig count averaged 601 in fiscal 1999 and the highest annual U.S. rig count averaged 1,587 in fiscal 2006. Based on the first three quarters of fiscal year 2007, the U.S. annual average rig count for fiscal year 2007 is expected to exceed the prior year average.

Canadian Rig Count

The demand for our pressure pumping services in Canada is primarily driven by oil and natural gas drilling activity, and similar to the U.S., tends to be extremely volatile. During the last 10 years, the lowest annual rig count averaged 212 in fiscal 1999 and the highest annual rig count averaged 502 in fiscal 2006. Based on the first three quarters of fiscal year 2007, the Canada annual average rig count for fiscal year 2007 is expected to be lower than the prior year average.

International Rig Count

Many countries in which we operate are subject to political, social and economic risks which may cause volatility within any given country. However, our international revenue in total is less volatile because we operate in approximately 50 countries, which provides a reduction of exposure to any one country. Due to the significant investment and complexity of international projects, we believe drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective with regard to oil and natural gas pricing. Additionally, the international market is dominated by major oil companies and national oil companies which tend to have different objectives and more operating stability than the typical independent producer in North America. During the last 10 years, the lowest annual international rig count, excluding Canada, averaged 616 in fiscal 1999 and the highest annual international rig count averaged 905 in fiscal 2006. Based on the first three quarters of fiscal year 2007, the international annual average rig count excluding Canada for fiscal year 2007 is expected to be higher than the prior year average.

Results of Operations

Consolidated

	Three Months Ended June 30,			Nine Months Ended June 30,
Consolidated (in millions)	2007	% Change	2006	2007	% Change	2006
Revenue	$1,152.5	3%	$1,116.9	$3,523.1	12%	$3,151.9
Operating income	$257.8	-16%	$306.9	$864.3	4%	$831.8
Worldwide rig count(1)	2,898	3%	2,822	3,085	5%	2,941

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Inc. rig count information.

Results for the three-month periods ended June 30, 2007 and 2006

Consolidated revenue for the period increased as the result of increased market activity and growth in International Pressure Pumping and the Oilfield Services Group. International Pressure Pumping revenues increased 19% in the third quarter of fiscal 2007 compared to the same period in the prior year, while revenue from the Oilfield Services Group increased 12%. The increases provided by these segments were almost entirely offset by a 47% decline in revenue from Canada Pressure Pumping, caused by depressed market conditions.

While revenue for the three months ended June 30, 2007 increased, consolidated operating income for the period decreased primarily as the result of U.S. pricing pressures and the depressed market conditions in Canada. Both our Canadian pressure pumping and process and pipeline operations had declines in operating income as a result of the market, which exhibited lower activity levels and lower prices that our customers were willing to pay for products and services. For the three months ended June 30, 2007, consolidated operating income margins decreased to 22% from 27% reported in the same period of the prior fiscal year.

Results for the nine-month periods ended June 30, 2007 and 2006

All of our reportable segments, except Canada, experienced an increase in revenue for the nine months ended June 30, 2007 when compared to the same period in the prior fiscal year. The increase primarily relates to higher activity in all major markets except Canada. Worldwide average active drilling rigs for fiscal 2007 year to date increased 5% compared to the same period in the prior year.

Consolidated operating income for the nine-months ended June 30, 2007 increased 4% compared to the same period in fiscal 2006 but was negatively impacted by a 85% decline in operating income from Canada. The fiscal 2007 year to date operating income margin was 25% compared to 26% in fiscal 2006.

U.S./Mexico Pressure Pumping

	Three Months Ended June 30,			Nine Months Ended June 30,
U.S./Mexico	2007	% Change	2006	2007	% Change	2006
Pressure Pumping (in millions)
Revenue	$646.7	0%	$644.1	$1,920.9	12%	$1,708.3
Operating income	215.4	-17%	260.6	688.3	6%	651.5
U.S. rig count(1)	1,756	8%	1,632	1,736	13%	1,543
Mexico rig count(1)	88	4%	85	87	-1%	88

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Inc. rig count information.

Results for the three-month periods ended June 30, 2007 and 2006

U.S./Mexico revenue for the third quarter of fiscal 2007 was consistent with fiscal 2006 third quarter revenue. Revenue contributions from the Northeast and Mexico were offset by declines in revenue in the Pacific. Revenue from Mexico operations increased 42% as the result of expansion into the southern region of the country. Revenue improvement from increased U.S. activity levels were offset by declines in pricing as a result of competitive pressures.

Operating income margin decreased from 40% in the third quarter of fiscal 2006 to 33% during the third quarter of fiscal 2007, due to declines in U.S. pricing, increased material and labor costs, and higher depreciation expense.

Results for the nine-month periods ended June 30, 2007 and 2006

U.S./Mexico revenue fiscal 2007 year to date increased compared to the same period in the prior year as the result of activity increases most notably in East Texas and the Permian Basin. The Mexico region also benefited from improved revenues attributable to the expansion of our business in southern Mexico. These increases were slightly offset by a decline in activity in the Pacific. The U.S./Mexico average active drilling rigs increased 13% for the nine months ended June 30, 2007. Revenue was also negatively impacted by pricing declines.

Operating income margin declined to 36% for the nine months ended June 30, 2007 compared to 38% for the same period in the prior fiscal year, primarily due to increased material and labor costs and increased depreciation expense.

Canada Pressure Pumping

	Three Months Ended June 30,			Nine Months Ended June 30,
Canada	2007	% Change	2006	2007	% Change	2006
Pressure Pumping (in millions)
Revenue	$35.2	-47%	$66.9	$268.7	-22%	$343.0
Operating income	(21.6)	-882%	(2.2)	10.6	-85%	69.2

Canadian rig count(1)	139	-50%	277	370	-27%	505

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Inc. rig count information.

Results for the three-month periods ended June 30, 2007 and 2006

Lower activity levels influenced by lower natural gas prices and a longer Spring break up period in the Canadian market caused revenue for the three month period ended June 30, 2007 to decline compared to the same period in prior year. Spring break up is a period during which heavy drilling and other equipment is not permitted to travel on the roads. Average active drilling rigs decreased 50% for the third quarter of fiscal 2007 compared to the same periods in the prior year, with revenue exhibiting a corresponding decrease of 47%. The region has also experienced lower pricing for our products and services.

Operating income margin decreased to -61% for the three months ended June 30, 2007, from -3% during the same period in the prior year. Along with declining prices for our products and services, the region also had increased depreciation expense, material costs and labor costs in the third fiscal 2007 quarter compared to the same quarter of fiscal 2006.

Results for the nine-month periods ended June 30, 2007 and 2006

As with the three-months ended June 30, 2007, depressed market conditions in Canada have caused the revenue from this region to decrease. Both activity levels and pricing are lower in this region for the nine-months ended June 30, 2007 when compared to the same period in the prior year. In addition, operating income margin has declined from 20% for the nine months ended June 30, 2006 to 4% for the nine months ended June 30, 2007.

International Pressure Pumping

	Three Months Ended June 30,			Nine Months Ended June 30,
International	2007	% Change	2006	2007	% Change	2006
Pressure Pumping (in millions)
Revenue	$277.3	19%	$233.7	$779.7	24%	$629.3
Operating income	42.6	12%	38.2	112.1	23%	91.2
International rig count, Excluding Mexico(1)	915	11%	828	891	11%	806

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Inc. rig count information.

Results for the three-month periods ended June 30, 2007 and 2006

The following table summarizes the percentage change in revenue for each of the operating segments of International Pressure Pumping:

% change in Revenue
Europe/Africa	36%
Middle East	22%
Asia Pacific	31%
Russia	-29%
Latin America	11%

The revenue improvement in Europe/Africa was largely due to the acquisition of a controlling interest in our Algerian joint venture, (“BJSP”) in June 2006. Excluding BJSP, revenue for Europe/Africa increased 14%, benefiting from double digit revenue growth from most markets within the region as a result of increased activity. In addition, the region benefited from increased activity levels in the U.K. and expansion into Libya. Average active drilling rigs in Europe/Africa increased 7% during the three months ended June 30, 2007 compared to the same period in the prior fiscal year. These activity related increases were reduced somewhat by revenue declines in Norway due to the loss of a contract. Also, during the third quarter of fiscal 2007, we began to mobilize our vessel, the Vestfonn, to India, where it is expected to begin operations during the fourth quarter of fiscal 2007.

Revenue from the Middle East increased 22%, while average active drilling rigs increased 11% in the region. Revenue increases due to a large product sale in India and increased coil tubing activity in Saudi Arabia were slightly offset by lower revenue in Kazakhstan due to project delays.

In our Asia Pacific region revenue increased due to new contracts in Malaysia and activity increases in Australia and Indonesia. These increases were slightly offset by a decline in revenue in New Zealand due to non-repeat work in the prior year.

Our Latin American revenue increased largely due to an increase in fracturing activity in Brazil and Argentina and increased coil tubing work in Colombia. The average active drilling rig count in the region increased 9% during the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006.

Russian revenue declined for the three months ended June 30, 2007 compared to the same period in the prior fiscal year due to the sale of our workover rig business in the region in April 2007.

Operating income margins from our International Pressure Pumping operations decreased from 16% in the third quarter of fiscal 2006 to 15%, with Europe/Africa and Russia as the primary contributors to the lower operating income margin.

Results for the nine-month periods ended June 30, 2007 and 2006

The following table summarizes the percentage change in revenue for each of the operating segments of International Pressure Pumping:

% change in Revenue
Europe/Africa	42%
Middle East	20%
Asia Pacific	27%
Russia	-3%
Latin America	19%

All of our operating regions within International Pressure Pumping, except Russia, showed significant increases in revenue during the nine months ended June 30, 2007 compared to the same period in the prior year.

Europe/Africa showed improvement as the result of the BJSP acquisition, activity related revenue increases in the U.K and Netherlands, and expansion of operations into Libya. These increases were slightly offset by revenue declines in Norway due to the loss of a contract. The average active drilling rig count for the nine months ended increased 9% compared to the same period in the prior fiscal year. Excluding BJSP, revenue in the region increased 19%.

Despite a significant decline in revenue from the prior year’s non-repeat blowout work in Bangladesh, the Middle East showed improved revenues due to increased activity in India and increased coil tubing work in Saudi Arabia. The average active drilling rig count for the nine months ended increased 15% compared to the same period in the prior fiscal year.

The award of contracts in Malaysia and activity increases in Australia accounted for most of Asia Pacific’s revenue increase. This increase was offset by a decline in revenue from New Zealand due to non-repeat work in the prior fiscal year.

Our Latin American region had increased activity in Argentina, Colombia, and Brazil. The average active drilling rig count increased 11% in Latin America compared to the same period in the prior year. Our Russian revenue declined as the result of the divesture of our workover rig business in the region as well as decreased activity.

Operating income margin remained consistent at 14% during the nine months ended June 30, 2007 compared to the same period in the prior year. Margin contributions from the Asia Pacific and Latin America were offset by margin declines from the high margin non-repeat blowout work in Bangladesh in the prior fiscal year and declines in Norway activity.

Oilfield Services Group

	Three Months Ended June 30,			Nine Months Ended June 30,
Oilfield Services Group (in millions)	2007	% Change	2006	2007	% Change	2006
Revenue	$193.3	12%	$172.2	$553.7	17%	$471.3
Operating income	41.8	6%	39.4	111.2	15%	96.5

Results for the three-month periods ended June 30, 2007 and 2006

The following table summarizes the percentage change in revenue for each of the operating segments within Oilfield Services Group:

% Change in Revenue
Tubular Services	24%
Process & Pipeline Services	5%
Chemical Services	32%
Completion Tools	54%
Completion Fluids	-19%

All of the Oilfield Services Group, except Completion Fluids, showed revenue improvement for the three months ended June 30, 2007 when compared to the same period in the prior fiscal year with Completion Tools and Chemical services being the major contributors. Improved revenue from Completion Tools was the result of increased deepwater activity in the U.S. and higher sand screen sales. Chemical Services, in turn, benefited from the acquisition of Dyna-Coil in the fourth quarter of fiscal 2006, which specializes in capillary injection systems and associated products. Excluding Dyna-Coil, Chemical Services revenue increased 5%. Our Process and Pipeline Services revenue improved primarily due to the acquisition of Norson Service Ltd during the second quarter of fiscal 2007, which provides subsea and pipeline commissioning and umbilical testing services. Excluding Norson, Process and Pipeline Services revenue decreased 2%, as it was impacted by lower Canadian market conditions. Our Tubular Services operations showed revenue improvement from international market expansion, while revenue from our Completion Fluids operations was lower due to lower domestic deepwater work in the current period as well as the closing of operations in the U.K. and Norway in the previous year.

Operating income margin for the Oilfield Services Group for the third quarter of fiscal 2007 was 22% compared to 23% in third quarter of fiscal 2006. The decline primarily relates to the lower levels of revenue from our Completion Fluids operations.

Results for the nine-month periods ended June 30, 2007 and 2006

The following table summarizes the percentage change in revenue for each of the operating segments within Oilfield Services Group:

% Change in Revenue
Tubular Services	35%
Process & Pipeline Services	9%
Chemical Services	42%
Completion Tools	29%
Completion Fluids	-3%

As with the three months ended June 30, 2007, all of our operating segments, except Completion Fluids, showed revenue improvement for year to date fiscal 2007. Our Chemical Services and Tubular Services were the largest contributors to the revenue increase for the nine months ended June 30, 2007. Excluding the Dyna Coil acquisition, revenue for Chemical Services increased 15%, due to activity increases in the U.S. Our Tubular Services’ revenue for fiscal 2007 year to date increased largely due to international market expansion. Our Completion Tools revenue improvements was due to international growth as well as increased domestic deepwater activity, while revenue from our Completion Fluids operations declined for the same reasons stated for the three months ended June 30, 2007.

Fiscal 2007 year to date operating income margin for the Oilfield Services Group was 20%, consistent with the operating income margin reported in the first nine months of fiscal year 2006.

Outlook

As stated under “Market Conditions” above, our worldwide operations are primarily driven by the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity. Drilling activity, in turn, is largely dependent on the price of crude oil and natural gas. Our results of operations also depend heavily on the pricing we receive from our customers. The degree of pricing acceptance varies by customer and depends on activity levels and competitive pressures.

For the fourth quarter of fiscal 2007, we expect revenue from our U.S./Mexico Pressure Pumping operations to be flat to slightly down compared to our third quarter fiscal 2007 results due to continued pricing pressures in the U.S. Our Canadian Pressure Pumping operations are expected to improve as drilling activity improves from the third quarter Spring break up levels. We expect our International Pressure Pumping segment to increase modestly and our Oilfield Services Group is projected to achieve double digit revenue growth in the fourth quarter of fiscal 2007 compared to the third quarter of fiscal 2007.

Other Expenses

The following table sets forth our other operating expenses (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Research and engineering	$17,146	$16,665	$49,004	$47,392
Marketing expense	27,450	25,571	79,338	75,118
General and administrative expense	35,630	32,310	106,471	98,657

Three-month period ended June 30, 2007

Research and engineering expense: While research and engineering expense has increased for the three months ended June 30, 2007 compared to the same period in the prior fiscal year, as a percentage of revenue this expense has remained consistent.

Marketing expense: Fiscal year 2007 third quarter marketing expense increased primarily due to activity related increases in commissions in certain markets internationally as well as increased headcount to support market growth.

General and administrative expense: General and administrative expense increased for the three months ended June 30, 2007 compared to the same periods in the prior fiscal year, primarily as the result of the consolidation of expense from our investment in BJSP, of which we acquired controlling interest in June 2006. The increase also relates to increased stock based compensation expense, offset by decreased compensation expense related to incentive accruals.

Nine-month period ended June 30, 2007

Research and engineering, marketing, and general and administrative expense: These expenses have increased for the nine months ended June 30, 2007, mostly as the result of increased headcount offset by lower incentive related compensation expense. However, as a percentage of revenue each of these expense categories have decreased.

The following table shows a comparison of interest expense, interest income, and other income (expense), net (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Interest expense	$(8,994)	$(2,506)	$(26,261)	$(2,796)
Interest income	581	3,456	1,405	10,347
Other income (expense) – net	(1,806)	194	(5,679)	398

Interest Expense and Interest Income: Interest expense increased $6.5 million and $23.5 million for the three and nine months ended June 30, 2007, respectively, compared to the same periods in the prior fiscal year as the result of higher average outstanding debt during the respective periods. In June 2006, we completed a public offering of $500.0 million aggregate principal amount of Senior Notes and at June 30, 2007 our debt balance was $707.1 million compared to $603.3 million at June 30, 2006. Interest income decreased $2.9 million and $8.9 million for the three and nine months ended June 30, 2007, respectively, compared to the same period in the prior fiscal year as a result of lower cash and cash equivalents. We expect fiscal year 2007 interest expense, net of interest income, to be approximately $35 million.

Other Income, net: Other income (expense), net is summarized as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Minority interest	$(2,633)	$(393)	$(7,562)	$(1,765)
Non-operating net foreign exchange loss	(140)	(647)	(404)	(1,357)
Recovery of misappropriated funds	—	—	—	2,790
Other, net	967	1,234	2,287	730

Other income (expense), net	$(1,806)	$194	$(5,679)	$398

The increase in other income (expense), net for the three and nine months ended June 30, 2007 was primarily caused by an increase in minority interest expense, due to the acquisition of controlling interest in BJSP during the third quarter of fiscal 2006. Other income in the nine months ended June 30, 2006 primarily relates to amounts discussed below in “Investigations Regarding Misappropriation and Possible Illegal Payments.”

Liquidity and Capital Resources

Historical Cash Flow

The following table sets forth the historical cash flows (in millions):

	Nine Months Ended June 30,
	2007	2006
Cash flow from operations	$617.5	$603.5
Cash flow used in investing	(593.5)	(307.6)
Cash flow used in financing	(51.1)	(269.7)
Effect of exchange rate changes on cash	(.1)	.2

Change in cash and cash equivalents	$(27.2)	$26.4

Higher revenue and profits for the U.S./Mexico Pressure Pumping, International Pressure Pumping, and Oilfield Services Group resulted in higher cash flow from operations. Working capital decreased $167.8 million as a result of a $250.0 million increase in the current portion of long term debt and $47.0 million increase in short-term borrowings, which were reduced by a $107.0 million increase in inventory as a result of activity and a $53.4 million increase in prepaid expenses, primarily related to tax payments.

The cash flow used in investing during the nine months ended June 30, 2007 was almost entirely due to $546.5 million of purchases of property, plant, and equipment, including $47.8 million paid to buy-out an equipment partnership established in 1997. We also paid $55.4 million, net of cash, for acquisitions.

Cash flows used in financing consisted of $47.0 million, net, in proceeds from short term borrowings, $74.6 million in repurchases of our common stock and a $44.0 million payment of dividends during the nine months ended June 30, 2007. We also received proceeds in the amount of $19.0 million for employee stock purchases and stock option exercises during the first three quarters of fiscal 2007.

Liquidity and Capital Resources

Cash flows from operations is expected to be our primary source of liquidity for the remainder of fiscal 2007. Our sources of liquidity also include cash and cash equivalents of $65.3 million at June 30, 2007 and the available financing facilities listed below (in millions):

Financing Facility	Expiration	Borrowings at June 30, 2007	Available at June 30, 2007
Revolving Credit Facility	June 2009	$132.0	$268.0
Discretionary	Various times within the next 12 months	$75.3	$87.4

On June 8, 2006, we completed a public offering of $500.0 million aggregate principal amount of Senior Notes, consisting of $250.0 million of floating rate Senior Notes due 2008, with an annual interest rate of three-month LIBOR plus 17 basis points, and $250.0 million of 5.75% Senior Notes due 2011. The net proceeds from the offering of approximately $497.1 million, after deducting underwriting discounts and commissions and expenses, were used primarily to repurchase outstanding shares of common stock and also repay indebtedness, fund capital expenditures and for other corporate purposes. As of June 30, 2007 and September 30, 2006, we had $250.0 million of the Senior Notes due 2008 issued and outstanding and $249.7 million, net of discount, of the 5.75% Senior Notes due 2011 issued and outstanding, respectively.

In June 2004, we replaced our then existing credit facility with a revolving credit facility (the “Revolving Credit Facility”) that permits borrowings up to $400 million in principal amount. The Revolving Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $20 million sublimit for swingline loans. Swingline loans have short-term maturities and the remaining amounts outstanding under the Revolving Credit Facility become due and payable in June 2009. Interest on outstanding borrowings is charged based on prevailing market rates. We are charged various fees in connection with the Revolving Credit Facility, including a commitment fee based on the average daily unused portion of the commitment, totaling $0.3 million for the nine months ended June 30, 2007. In addition, the Revolving Credit Facility charges a utilization fee on all outstanding loans and letters of credit when usage of the Revolving Credit Facility exceeds 33%, though there were no material charges in fiscal 2007 to date or in fiscal 2006. There were $132.0 million and $160.0 million in outstanding borrowings under the Revolving Credit Facility at June 30, 2007 and September 30, 2006, respectively.

The Senior Notes and Revolving Credit Facility include various customary covenants and other provisions, including the maintenance of certain profitability and solvency ratios, none of which materially restrict our activities. We are currently in compliance with these covenants.

In addition to the Revolving Credit Facility, we had $162.7 million of unsecured, discretionary lines of credit at June 30, 2007, which expire at the bank’s discretion. There are no requirements for commitment fees or compensating balances in connection with these lines of credit and interest is at prevailing market rates. There was $75.3 million and $0.3 million in outstanding borrowings under these lines of credit at June 30, 2007 and September 30, 2006, respectively.

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

Cash Requirements

We anticipate capital expenditures to be approximately $725 million for fiscal 2007, which includes $48 million we paid in February to purchase the remaining interest in the 1997 equipment partnership as discussed in Off Balance Sheet Transactions below, compared to $460 million in fiscal 2006. The 2007 capital expenditure program has consisted primarily of capital for facilities, new pressure pumping equipment, new equipment for our Oilfield Services Group, and capital to extend the useful life of existing assets. We have made significant progress adding new equipment. However, much of the older equipment still remains in operation due to the increases in market activity in the U.S. The actual amount of fiscal 2007 capital expenditures will depend primarily on maintenance requirements and expansion opportunities and our ability to execute our budgeted capital expenditures for the fourth quarter of fiscal 2007.

In fiscal 2007, our minimum pension and postretirement funding requirements are anticipated to be approximately $17.0 million. We have contributed $9.2 million during the nine months ended June 30, 2007.

We anticipate paying cash dividends in the amount of $.05 per common share on a quarterly basis in fiscal 2007. Based on the shares outstanding on September 30, 2006, the aggregate annual amount paid for dividends would be approximately $58.6 million. We have paid $44.0 million in dividends during the nine months ended June 30, 2007. Dividends are subject to approval of our Board of Directors each quarter, and the Board has the ability to change the dividend policy at any time.

As of June 30, 2007, we had $250.0 million of the Senior Notes due June 2008 issued and outstanding and $249.7 million of the 5.75% Senior Notes due 2011 issued and outstanding, net of discount. We expect cash paid for net interest expense (net of interest income) will be approximately $35 million, inclusive of borrowings under our credit facility, in fiscal 2007.

We expect an incremental increase to cash paid for income taxes to be approximately $52 million in fiscal 2007 compared to fiscal 2006, due to increased profitability.

We expect that cash and cash equivalents and cash flows from operations will generate sufficient cash flows to fund all of the cash requirements described above.

Investigations Regarding Misappropriation and Possible Illegal Payments

We are in discussions with the DOJ and SEC regarding our internal investigation and certain other matters described in Note 6 of our unaudited consolidated condensed financial statements. It is not possible to accurately predict at this time when any of these matters will be resolved. Based on current information, we cannot predict the outcome of such investigations, whether we will reach resolution through such discussions or what, if any, actions may be taken by the DOJ, SEC or other authorities or the effect the foregoing may have on our consolidated financial statements.

Off Balance Sheet Transactions

In 1999, we contributed certain pumping service equipment to a limited partnership. The equipment is used to provide services to our customers for which we pay a service fee over a period of at least six years, but not more than 13 years, at approximately $12 million annually. This is accounted for as an operating lease. We assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46, Consolidation of Variable Interest Entities. However, we were not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 13 years. The balance of the deferred gain was $13.4 million and $16.1 million as of June 30, 2007 and September 30, 2006, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. In September 2010, we have the option, but not the obligation, to purchase the pumping service equipment for approximately $32 million. We currently have the intent to exercise this option.

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

Our major market risk exposure is to foreign currency fluctuations internationally and changing interest rates, primarily in the United States, Canada and Europe. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt. If the floating rates were to increase by 10% from June 30, 2007 rates, our combined interest expense to third parties would increase by a total of $215 thousand each month in which such increase continued.

Periodically, the Company borrows funds which are denominated in foreign currencies, which exposes the Company to market risk associated with exchange rate movements. Total borrowings denominated in foreign currencies at June 30, 2007 were $29.0 million. When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such forward foreign exchange contracts at June 30, 2007.

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

There have been no material changes during the period ended June 30, 2007 in our “Risk Factors” as discussed in our Form 10-K for the fiscal year ended September 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2007	0			$449.3 million
May 1 – 31, 2007	0			$449.3 million
June 1 – 30, 2007	1,895,568	$28.80	1,895,568	$394.7 million

TOTAL	1,895,568		1,895,568	$394.7 million

(1)

On December 19, 1997, our Board of Directors authorized a stock repurchase program of up to $150 million (which was subsequently increased several times). Repurchases are made at the discretion of our management and the program will remain in effect until terminated by our Board of Directors. Since the Company began its share repurchase program in 1997, the Company has repurchased 84.9 million shares for $1.81 billion. The Company currently has remaining authorization from its Board of Directors to purchase up to an additional $394.7 million in stock.

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

BJ Services Company
(Registrant)

Date: August 9, 2007	By:	/s/ J. W. Stewart
J. W. Stewart
Chairman of the Board, President and Chief Executive Officer

Date: August 9, 2007	By:	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Senior Vice President - Finance and Chief Financial Officer