Form 10-Q
period 2008-03-31
BJ SERVICES CO
filed 2008-05-09
CIK 864328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

There were 293,872,939 shares of the registrant’s common stock, $.10 par value, outstanding as of May 5, 2008.

BJ SERVICES COMPANY

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BJ SERVICES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenue	$1,283,202	$1,186,638	$2,568,267	$2,370,578

Operating expenses:
Cost of sales and services	1,004,107	820,661	1,954,557	1,609,296
Research and engineering	18,913	16,164	36,111	31,858
Marketing	31,764	26,075	60,596	51,888
General and administrative	41,652	33,634	78,282	70,841
(Gain)/Loss on disposal of assets	238	(83)	(388)	182

Total operating expenses	1,096,674	896,451	2,129,158	1,764,065

Operating income	186,528	290,187	439,109	606,513
Interest expense	(6,949)	(8,488)	(14,811)	(17,267)
Interest income	356	504	830	824
Other income (expense)—net	1,053	(1,797)	(1,658)	(3,873)

Income before income taxes	180,988	280,406	423,470	586,197
Income tax expense	53,685	91,490	123,983	190,197

Net income	$127,303	$188,916	$299,487	$396,000

Earnings per share:
Basic	$.43	$.64	$1.02	$1.35
Diluted	$.43	$.64	$1.01	$1.34

Weighted average shares outstanding:
Basic	293,245	293,247	292,934	293,134
Diluted	295,285	296,276	295,182	296,408

The accompanying notes are an integral part of these condensed consolidated financial statements

BJ SERVICES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(In thousands)

	March 31,	September 30,
	2008	2007
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$43,648	$58,199
Receivables—net	1,055,293	1,022,847
Inventories—net:
Products	258,368	226,666
Work in process	23,392	37,460
Parts	203,002	221,811

Total inventories	484,762	485,937
Deferred income taxes	26,134	19,994
Prepaid expenses	73,118	72,033
Other current assets	37,941	44,762

Total current assets	1,720,896	1,703,772

Property – net	2,156,215	1,965,719
Deferred income taxes	38,849	30,471
Goodwill	964,221	963,937
Investments and other assets	50,640	51,313

	$4,930,821	$4,715,212

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$497,589	$530,029
Short-term borrowings	116,099	171,268
Current portion of long-term debt	250,000	250,000
Accrued employee compensation and benefits	135,121	124,231
Income and other taxes	90,608	89,111
Accrued insurance	21,503	26,284
Other accrued liabilities	124,921	122,265

Total current liabilities	1,235,841	1,313,188

Long-term debt	249,793	249,760
Deferred income taxes	93,693	95,485
Other long-term liabilities	217,600	205,381
Commitments and contingencies (Note 5)
Stockholders’ equity	3,133,894	2,851,398

	$4,930,821	$4,715,212

The accompanying notes are an integral part of these condensed consolidated financial statements

BJ SERVICES COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Common Shares Outstanding	Common Stock	Capital In Excess of Par	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, September 30, 2007	291,736	$34,752	$1,060,115	$(1,479,035)	$3,183,922	$51,644	$2,851,398

Adoption of FIN 48 (Note 6)					(8,115)		(8,115)
Comprehensive income:
Net income					299,487
Other comprehensive income, net of tax:
Cumulative translation adjustments						(10,467)
Minimum pension liability adjustment						(5,832)
Comprehensive income							283,188
Re-issuance of treasury stock for:
Stock purchase plan	648			17,202	(2,564)		14,638
Stock options – net of shares acquired	1,280			34,157	(38,541)		(4,384)
Other stock awards	117		(3,109)	3,109			—
Treasury stock purchases	(101)			(2,089)			(2,089)
Stock based compensation			16,148				16,148
Tax benefit from exercise of options			12,442				12,442
Dividends declared					(29,332)		(29,332)

Balance, March 31, 2008	293,680	$34,752	$1,085,596	$(1,426,656)	$3,404,857	$35,345	$3,133,894

The accompanying notes are an integral part of these condensed consolidated financial statements

BJ SERVICES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$299,487	$396,000
Adjustments to reconcile net income to cash provided by operating activities:
Minority interest expense	2,944	4,929
(Gain)/loss on disposal of assets	(388)	182
Depreciation and amortization	127,666	95,524
Stock based compensation expense	16,493	15,107
Excess tax benefits from stock based compensation	(12,566)	(491)
Deferred income tax (benefit)/expense	(8,300)	8,317
Changes in:
Receivables	(29,841)	4,829
Inventories	1,995	(65,945)
Prepaid expenses	(1,047)	(39,108)
Other current assets	6,539	752
Accounts payable	(33,848)	14,408
Accrued employee compensation and benefits	10,890	(28,128)
Other current liabilities	(981)	(4,523)
Other—net	(29,391)	(10,433)

Net cash provided by operating activities	349,652	391,420

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(311,786)	(365,183)
Proceeds from disposal of assets	12,293	1,894
Acquisitions of businesses, net of cash received	—	(39,123)

Net cash used in investing activities	(299,493)	(402,412)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments)/borrowings of short-term debt, net	(55,169)	12,235
Dividends paid to shareholders	(29,233)	(29,320)
Distributions to minority interest partners	(3,829)	—
Purchase of treasury stock	(2,089)	(20,006)
Excess tax benefits from stock based compensation	12,566	491
Proceeds from exercise of stock options and stock purchase plan	16,369	12,405

Net cash used in financing activities	(61,385)	(24,195)

Effect of exchange rate changes on cash	(3,325)	(136)

Decrease in cash and cash equivalents	(14,551)	(35,323)
Cash and cash equivalents at beginning of period	58,199	92,445

Cash and cash equivalents at end of period	$43,648	$57,122

Cash Paid for Interest and Taxes:
Interest	$18,389	$23,038
Taxes	100,696	232,945

The accompanying notes are an integral part of these condensed consolidated financial statements

BJ SERVICES COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 General

In our opinion, the unaudited condensed consolidated financial statements of BJ Services Company (the “Company”) include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of our financial position as of March 31, 2008, our results of operations for the three and six-month periods ended March 31, 2008 and 2007, our statement of stockholders’ equity and other comprehensive income for the six-month period ended March 31, 2008 and our cash flows for the six- month periods ended March 31, 2008 and 2007. The condensed consolidated statement of financial position at September 30, 2007 is derived from the September 30, 2007 audited consolidated financial statements. Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and six-month periods ended March 31, 2008 and cash flows for the six-month periods ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

Note 2 Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for each period. Diluted EPS is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive instruments (stock options, the stock purchase plan, stock incentive awards, bonus stock and stock awards) less the number of treasury shares assumed to be purchased with the exercise proceeds using the average market price of our common stock for each of the periods presented.

The following table presents information necessary to calculate earnings per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net income	$127,303	$188,916	$299,487	$396,000
Weighted-average common shares outstanding	293,245	293,247	292,934	293,134

Basic earnings per share	$.43	$.64	$1.02	$1.35

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Weighted-average common and dilutive potential common shares outstanding:
Weighted-average common shares outstanding	293,245	293,247	292,934	293,134
Assumed exercise of dilutive instruments (1)	2,040	3,029	2,248	3,274

	295,285	296,276	295,182	296,408

Diluted earnings per share	$.43	$.64	$1.01	$1.34

(1)

For the three and six months ended March 31, 2008, 5.7 million and 3.0 million stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the three and six months ended March 31, 2007, 3.2 million and 2.8 million stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 3 Segment Information

We currently have thirteen operating segments engaged in oilfield services for which separate financial information is available and that have separate management teams. The results for these operating segments are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The operating segments have been aggregated into four reportable segments: U.S./Mexico Pressure Pumping, Canada Pressure Pumping, International Pressure Pumping, and the Oilfield Services Group.

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

The International Pressure Pumping segment has five operating segments. Similar to U.S./Mexico and Canada Pressure Pumping, it includes cementing and stimulation services. These services are provided to customers in more than 50 countries in the major international oil and natural gas producing areas of Latin America, Europe, Asia Pacific, Russia and the Middle East. These operating segments have been aggregated into one reportable segment because they have similar economic characteristics, offer the same type of services, have similar production processes and use the same methods to provide their services. They also serve the same or similar customers, which include major multi-national, independent and national or state-owned oil companies. During the quarter ended March 31, 2008, we revised the internal management reporting structure of our pressure pumping operations in Africa. Our North Africa results, including Algeria and Libya, are now included in our Middle East operating segment, while our West Africa results south of Nigeria, including Angola and Gabon, are now included in our Latin America operating segment. Nigeria and coastal areas north of there remain as part of our Europe operating segment. This change does not impact our reportable segments.

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

	U.S./Mexico Pressure Pumping	Canada Pressure Pumping	International Pressure Pumping	Oilfield Services Group	Corporate	Total
	(in thousands)
Three Months Ended March 31, 2008
Revenue	$643,044	$138,790	$292,120	$209,248	$—	$1,283,202
Operating income (loss)	126,516	14,481	34,714	37,769	(26,952)	186,528

Three Months Ended March 31, 2007
Revenue	$633,356	$121,876	$250,371	$181,035	$—	$1,186,638
Operating income (loss)	220,340	18,810	29,085	36,674	(14,722)	290,187

Six Months Ended March 31, 2008
Revenue	$1,305,595	$260,136	$580,632	$421,904	$—	$2,568,267
Operating income (loss)	308,538	31,473	70,639	77,802	(49,343)	439,109
Identifiable assets	1,637,808	535,962	1,377,151	943,133	436,767	4,930,821

Six Months Ended March 31, 2007
Revenue	$1,274,182	$233,540	$502,427	$360,429	$—	$2,370,578
Operating income (loss)	472,897	32,217	69,423	69,372	(37,396)	606,513
Identifiable assets	1,370,173	487,947	1,156,091	789,475	439,772	4,243,458

A reconciliation from the segment information to consolidated income before income taxes is set forth below (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Total operating income for reportable segments	$186,528	$290,187	$439,109	$606,513
Interest expense	(6,949)	(8,488)	(14,811)	(17,267)
Interest income	356	504	830	824
Other income (expense) – net	1,053	(1,797)	(1,658)	(3,873)

Income before income taxes	$180,988	$280,406	$423,470	$586,197

Note 4 Acquisitions

On June 30, 2007, we completed the acquisition of substantially all of the capillary tubing assets of Allis-Chalmers for a total purchase price of $16.3 million, which resulted in $12.3 million of goodwill. The assets are used for the installation and service of capillary injection systems primarily in the U.S. and Mexico. The capillary tubing assets complement our Dyna-Coil acquisition which occurred in the fourth quarter of fiscal 2006 and enhance our chemical services business in the Oilfield Services Group by allowing us to use small diameter capillary strings to inject our production chemical directly to the desired position within a wellbore.

On March 1, 2007 we acquired Aberdeen-based Norson Services Ltd, (“Norson”), a division of Norson Group Ltd. In a related transaction completed on the same day, we purchased substantially all of the assets of Norson Group’s United States subsidiary Norson Services LLC. The total purchase price paid for both acquisitions was $28.9 million, including legal fees, which resulted in an increase of $7.3 million in total current assets, $5.8 million in property and equipment, $1.9 million in intangible assets, $6.5 million in current liabilities and $20.4 million of goodwill. The acquisition strengthened our service capabilities with the addition of Norson’s hydraulic and electrical umbilical testing services and the services provided by Norson’s subsea units. This business complements our process and pipeline business in the Oilfield Services Group.

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

Note 5 Commitments and Contingencies

Litigation

Through performance of our service operations, we are sometimes named as a defendant in litigation, usually relating to claims for personal injury or property damage (including claims for well or reservoir damage). We maintain insurance coverage against such claims to the extent deemed prudent by management. Further, through a series of acquisitions, we assumed responsibility for certain claims and proceedings made against the Western Company of North America, Nowsco Well Service Ltd., OSCA and other companies whose stock we acquired in connection with their businesses. Some, but not all, of such claims and proceedings will continue to be covered under insurance policies of our predecessors that were in place at the time of the acquisitions.

Although the outcome of the claims and proceedings against us cannot be predicted with certainty, management believes that there are no existing claims or proceedings that are likely to have a material adverse effect on our financial position or results of operations for which it has not already provided.

Newfield Litigation

On April 4, 2002, a jury rendered a verdict adverse to OSCA in connection with litigation pending in the United States District Court for the Southern District of Texas (Houston). The lawsuit, filed by Newfield Exploration on September 29, 2000, arose out of a blowout that occurred in 1999 on an offshore well owned by Newfield. The jury determined that OSCA’s negligence caused or contributed to the blowout and that it was responsible for 86% of the damages suffered by Newfield. The total damage amount awarded to Newfield was $15.6 million (excluding pre- and post-judgment interest). The Court delayed entry of the final judgment in this case pending the completion of the related insurance coverage litigation filed by OSCA against certain of its insurers and its former insurance broker. The Court elected to conduct the trial of the insurance coverage issues based upon the briefs of the parties. In the interim, the related litigation filed by OSCA against its former insurance brokers for errors and omissions in connection with the policies at issue in this case was stayed. On February 28, 2003, the Court issued its final judgment in connection with the Newfield claims, based upon the jury’s verdict. At the same time, the Court issued rulings adverse to OSCA in connection with its claim for insurance coverage. Motions for New Trial were denied by the Judge and the case was appealed to the U.S. Court of Appeals for the Fifth Circuit, both with regard to the liability case and the insurance coverage issues. The Fifth Circuit issued its ruling on April 12, 2006, finding against OSCA on the liability issues, but ruling in OSCA’s favor on insurance coverage. AISLIC filed a Motion for Re-hearing with the Fifth Circuit, which was denied. The case was remanded to the District Court in June 2006 for further consideration of one exclusion contained in the AISLIC policy. The District Court recently ruled that AISLIC owes an additional $4.3 million as the insurance policy covers portions of the damages incurred in the case. To date, approximately 50% of the judgment against OSCA has already been paid by AISLIC, due to the ruling by the Fifth Circuit. Upon remand, Newfield filed a motion to enforce its judgment against OSCA, which the court denied. Great Lakes Chemical Corporation, (which owned the majority of the outstanding shares of OSCA at the time of the acquisition) agreed to indemnify OSCA for 75% of any uninsured liability in excess of $3 million arising from the Newfield litigation. We have engaged in recent settlement discussions with AISLIC regarding payment of the $4.3 million due under the insurance policy plus additional damages owed to Newfield covered by the AISLIC policy. However, we have not, to date, received any additional payment from AISLIC. Taking this indemnity into account and without regard to the outcome of the insurance coverage dispute, our share of the verdict is approximately $5.3 million. We are fully reserved for our share of this liability.

Asbestos Litigation

In August 2004, certain predecessors of ours, along with numerous other defendants were named in four lawsuits filed in the Circuit Courts of Jones and Smith Counties in Mississippi. These four lawsuits included 118 individual plaintiffs alleging that they suffer various illnesses from exposure to asbestos and seeking damages. The lawsuits assert claims of unseaworthiness, negligence, and strict liability, all based upon the status of our predecessors as Jones Act employers. The plaintiffs were required to complete data sheets specifying the companies they were employed by and the asbestos-containing products to which they were allegedly exposed. Through this process, approximately 25 plaintiffs have identified us or our predecessors as their employer. Amended lawsuits were filed by four individuals against us and the remainder of the original claims (114) were dismissed. Of these four lawsuits, three failed to name us as an employer or manufacturer of asbestos containing products so we were thereby dismissed. Subsequently an individual from one of these lawsuits brought his own action against us. As a result, we are currently named as an employer in two of the Mississippi lawsuits. It is possible that as many as 21 other claimants who identified us or our predecessors as their employer could file suit against us, but they have not done so at this time. Only minimal medical information regarding the alleged asbestos-related disease suffered by the plaintiffs in the two lawsuits has been provided. Accordingly, we are unable to estimate our potential exposure to these lawsuits. We and our predecessors in the past maintained insurance which may be available to respond to these claims. In addition to the Jones Act cases, we have been named in a small number of additional asbestos cases. The allegations in these cases vary, but generally include claims that we provided some unspecified product or service which contained or utilized asbestos or that an employee was exposed to asbestos at one of our facilities or customer job sites. Some of the allegations involve claims that we are the successor to the Byron Jackson Company. To date, we have been successful in obtaining dismissals of such cases without any payment in settlements or judgments, although some remain pending at the present time. We intend to defend ourselves vigorously in all of these cases based on the information available to us at this time. We do not expect the outcome of these lawsuits, individually or collectively, to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these lawsuits or additional similar lawsuits, if any, that may be filed.

Halliburton – Python Litigation

On December 21, 2007, Halliburton Energy Services, Inc. re-filed a prior suit against us and another oilfield services company for patent infringement in connection with drillable bridge plug tools. These tools are used to isolate portions of a well for stimulation work, after which the plugs are milled out using coiled tubing or a workover rig. Halliburton claims that our tools (offered under the trade name “Python”) and tools offered by the other company infringe various patents for a tool constructed of composite material. The lawsuit was filed in the United States District Court for the Northern District of Texas (Dallas). This lawsuit arises from litigation filed in 2003 by Halliburton regarding the patents at issue. The earlier case was dismissed without prejudice when Halliburton sought a re-examination of the patents by the United States Patent and Trademark Office on July 6, 2004. We do not expect the outcome of this matter to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of this matter or future lawsuits, if any, that may be filed.

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

Lease and Other Long-Term Commitments

In 1999, we contributed certain pumping service equipment to a limited partnership, in which we own a 1% interest. The equipment is used to provide services to our customers for which we pay a service fee over a period of at least six years, but not more than 13 years, at approximately $12 million annually. This is accounted for as an operating lease. We assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46(R), Consolidation of Variable Interest Entities. However, we were not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 13 years. The balance of the deferred gain was $7.5 million and $9.0 million as of March 31, 2008 and September 30, 2007, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. In September 2010, we have the option, but not the obligation, to purchase the pumping service equipment for approximately $32 million. We currently intend to exercise this option. The option price to purchase the equipment under the partnership depends in part on the fair market value of the equipment held by the partnership at the time the option is exercised, as well as other factors specified in the agreement.

Other Commercial Commitments

We routinely issue Parent Company Guarantees (“PCGs”) in connection with service contracts entered into by our subsidiaries. The issuance of these PCGs is frequently a condition of the bidding process imposed by our customers for work in countries outside of North America. The PCGs typically provide that we guarantee the performance of the services by our local subsidiary. The term of these PCGs varies with the length of the service contract. We have also issued a PCG with respect to our U.K. subsidiary’s pension plan obligation. To date, the parent company has not been called upon to perform under any of these PCGs.

We arrange for the issuance of a variety of bank guarantees, performance bonds and standby letters of credit. The vast majority of these are issued in connection with contracts we, or our subsidiary, have entered into with customers. The customer has the right to call on the bank guarantee, performance bond or standby letter of credit in the event that we, or our subsidiary, default in the performance of services. These instruments are required as a condition to being awarded the contract, and are typically released upon completion of the contract. We have also issued standby letters of credit in connection with a variety of our financial obligations, such as in support of fronted insurance programs, claims administration funding, certain employee benefit plans and temporary importation bonds. The following table summarizes our other commercial commitments as of March 31, 2008 (in thousands):

		Amount of commitment expiration per period
	Total
	Amounts	Less than	1–3	4–5	Over 5
Other Commercial Commitments	Committed	1 Year	Years	Years	Years
Standby Letters of Credit	$41,877	$41,812	$65	$—	$—
Guarantees	337,484	90,941	66,041	22,157	158,345

Total Other Commercial Commitments	$379,361	$132,753	$66,106	$22,157	$158,345

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

We are continuing to investigate whether additional funds were misappropriated beyond the $9.0 million originally identified. We have identified an additional $1.7 million that we believe was misappropriated by the former Region Controller. It is possible that additional information could emerge resulting in further adjustments in the Consolidated Statements of Operations, but no material adjustments are known at this time. In June 2007, we filed a civil lawsuit against the former Region Controller seeking to recover any additional misappropriated funds and seeking an accounting of disbursements that could not be explained following the investigation. We continue to pursue the civil lawsuit and have held discussions with counsel for the former Region Controller that may lead to a settlement and recovery of additional funds.

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

Note 6 Income Taxes

On October 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefit from an uncertain tax position is to be recognized when it is more likely than not, based on the technical merits of the position, that the position will be sustained on examination by the taxing authorities. Additionally, the amount of the tax benefit to be recognized is the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim, and financial statement disclosures.

We adopted the provisions of FIN 48 on October 1, 2007. As a result of the implementation of FIN 48, we recognized a reduction of $8.1 million in the October 1, 2007 balance of retained earnings, with a corresponding increase to other long-term liabilities.

As of the date of adoption we have unrecognized tax benefits of $66.6 million, all of which, if recognized, would favorably affect the effective tax rate in the period in which recognized. There has been no material change in this amount during the first six months of fiscal 2008. It is reasonably possible that between $12.0 million and $16.0 million of unrecognized tax benefits could be realized in the next twelve months due to expiration of statutes of limitations and audit settlements for filing positions.

We recognize potential penalties and interest related to unrecognized tax benefits as a component of income tax expense. Interest and penalties that had been accrued as of the date of adoption of FIN 48 was $11.3 million. There has been no material change in this amount during the first six months of fiscal 2008.

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

Defined Benefit Plans

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Service cost for benefits earned	$1,680	$1,604	$3,360	$3,208
Interest cost on projected benefit obligation	3,327	2,507	6,654	5,014
Expected return on plan assets	(2,903)	(2,341)	(5,806)	(4,682)
Recognized actuarial loss	604	760	1,208	1,520
Net amortization and deferral	(25)	(349)	(50)	(698)

Net periodic benefit cost	$2,683	$2,181	$5,366	$4,362

In September 2006, we entered into an agreement to settle our obligation with respect to the U.S. defined benefit plan. Plan assets of approximately $72 million were used to purchase an insurance contract that is being used to fund the benefits and settle the plan. The proposed settlement requires approval from the Pension Benefit Guaranty Corporation and the Internal Revenue Service to relieve us of primary responsibility for the pension benefit obligation. Once regulatory approval is obtained, which is expected in fiscal 2008, we will expense approximately $21.4 million in connection with the settlement. This consists of $5.4 million of prepaid pension cost and $16.0 million of loss currently recognized in other comprehensive income. By relieving us of our obligation, the expense that would have otherwise been recognized over the remaining plan life will be accelerated to the period in which regulatory approval of the settlement is received.

In fiscal 2008, we expect to contribute $17.4 million to the defined benefit plans, which represents the legal or contractual minimum funding requirements and expected discretionary contributions. We have paid $4.7 million in non-discretionary contributions during the six months ended March 31, 2008. These contributions have been and are expected to be funded by cash flows from operating activities.

Postretirement Benefit Plan

Below is the amount of net periodic benefit costs recognized under our Postretirement Benefit Plan (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Service cost for benefits attributed to service during the period	$1,033	$993	$2,066	$1,986
Interest cost on accumulated postretirement benefit obligation	914	825	1,828	1,650

Net periodic postretirement benefit cost	$1,947	$1,818	$3,894	$3,636

We expect to contribute $1.6 million to the postretirement plan in fiscal 2008, which represents the anticipated claims. We have made $0.4 million in postretirement contributions during the six months ended March 31, 2008.

Note 8 New Accounting Standards

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We will be required to adopt SFAS 161 in the first quarter of 2010. We currently do not have any derivative financial instruments subject to accounting or disclosure under SFAS 133; therefore, we do not expect the adoption of SFAS 161 to have any effect on our consolidated statement of financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. Under SFAS 159, companies that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. In addition, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 is effective the beginning of an entity’s first fiscal year beginning after November 15, 2007 and is to be applied prospectively, unless the entity elects early adoption. We will adopt SFAS 159 on October 1, 2008 and will not elect to apply the fair value option.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements, effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, FASB issued FASB staff position 157-2, delaying the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. SFAS 157 introduces a new definition of fair value, a fair value hierarchy (requiring market based assumptions be used, if available) and new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. We are currently in the process of evaluating the impact of SFAS 157 on our financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business

We are engaged in providing pressure pumping, well completion, production enhancement and pipeline services to the petroleum industry worldwide. Services are provided through four business segments: U.S./Mexico Pressure Pumping, Canada Pressure Pumping, International Pressure Pumping and the Oilfield Services Group.

The U.S./Mexico, Canada Pressure Pumping and International Pressure Pumping segments provide stimulation and cementing services to the petroleum industry throughout the world. Stimulation services are designed to improve the flow of oil and natural gas from producing formations. Cementing services consist of pumping cement slurry into a well between the casing and the wellbore to isolate fluids that might otherwise damage the casing and/or affect productivity, or that could migrate to different zones, primarily during the drilling and completion phase of a well. See “Business” included in our Annual Report on Form 10-K for the year ended September 30, 2007 for more information on these operations.

During the quarter ended March 31, 2008, we revised the internal management reporting structure of our pressure pumping operations in Africa, whose results of operations were previously reported in our Europe/Africa operating segment. As a result of these management reporting structure changes, our North Africa results, including Algeria and Libya, are now included in our Middle East operating segment, while our West Africa results south of Nigeria, including Angola and Gabon, are now included in our Latin America operating segment. Nigeria and coastal areas north of there remain as part of our Europe operating segment. Prior period results for the operating segments have been revised to conform with the current presentation. This change does not impact our reportable segments.

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

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2008	% Change	2007	2008	% Change	2007
Rig Count: (1)
U.S.	1,770	2%	1,733	1,780	3%	1,727
Canada	508	-5%	532	432	-11%	486
International(2)	1,046	7%	982	1,032	7%	967
Commodity Prices (average):
Crude Oil (West Texas Intermediate)	$97.94	69%	$58.03	$94.31	60%	$59.01
Natural Gas (Henry Hub)	$8.65	20%	$7.22	$7.82	13%	$6.94

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Inc. rig count information.
(2)	Includes Mexico average rig count of 96 and 90 for the three-month periods ended March 31, 2008 and 2007, respectively, and 95 and 87 for the six-month periods ended March 31, 2008 and 2007, respectively.

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

Results of Operations

Consolidated

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(dollars in millions)	2008	% Change	2007	2008	% Change	2007
Revenue	$1,283.2	8%	$1,186.6	$2,568.3	8%	$2,370.6
Operating income	$186.5	-36%	$290.2	$439.1	-28%	$606.5

Worldwide rig count(1)	3,324	2%	3,247	3,244	2%	3,179

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Inc. rig count information.

Results for the three months ended March 31, 2008 and 2007

Consolidated revenue for the three months ended March 31, 2008 increased 8% compared to the same period of fiscal 2007. Significant revenue growth in the Middle East and Latin America within our International Pressure Pumping segment and from our Process and Pipeline Services operations within our Oilfield Services Group segment led the overall increase. While our U.S./Mexico and Canada Pressure Pumping operations also showed improved revenue during the period, continued severe pricing pressures in North America limited the contributions from these segments.

Despite all of our reportable segments showing revenue improvement for the three months ended March 31, 2008, consolidated operating income margin (consolidated operating income as a percentage of consolidated revenue) was greatly impacted by pricing erosion in the U.S. and Canada. Increasing materials, maintenance and fuel costs in the U.S. and Canada also affected our operating income margin for the period. Consolidated operating income margin for the second fiscal quarter of 2008 was 15% compared to 24% in the second quarter of fiscal 2007.

Results for the six months ended March 31, 2008 and 2007

Consistent with the three months ended March 31, 2008, consolidated revenue for the six months ended March 31, 2008 increased 8% compared to the same period in fiscal year 2007. Our International Pressure Pumping operations and Oilfield Services Group were the significant contributors to the increase, with our U.S/Mexico and Canada Pressure Pumping segments contributing less due to lower pricing for our products and services in those regions.

For the six months ended March 31, 2008, consolidated operating income margin was 17% compared to 26% for the same period of fiscal 2007, with the impact of North American price declines and rising fuel costs affecting operating income margin the greatest.

U.S./Mexico Pressure Pumping

	Three Months Ended March 31,			Six Months Ended March 31,
(dollars in millions)	2008	% Change	2007	2008	% Change	2007
Revenue	$643.0	2%	$633.4	$1,305.6	2%	$1,274.2
Operating income	126.5	-43%	220.3	308.5	-35%	472.9

U.S. rig count(1)	1,770	2%	1,733	1,780	3%	1,727
Mexico rig count(1)	96	7%	90	95	9%	87

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Inc. rig count information.

Results for the three months ended March 31, 2008 and 2007

Our U.S./Mexico Pressure Pumping operations second fiscal quarter 2008 revenue improved 2% with average active drilling rigs also increasing 2% during the same period. The Rocky Mountain and Mid-Continent regions contributed the majority of the increase. Operating income margin declined as a result of lower prices for our products and services in the U.S. market as well as higher material, maintenance and fuel costs. With average U.S. pricing down approximately 18% from the second fiscal quarter of 2007, operating income margin decreased from 35% in the second quarter of fiscal 2007 to 20% in the second quarter of fiscal 2008.

Results for the six months ended March 31, 2008 and 2007

For the six months ended March 31, 2008, revenue increased 2% compared to the same period in the prior fiscal year, while average active drilling rigs increased 3%. As with the three months ended March 31, 2008, significant contributions were made by our Rocky Mountain and Mid-Continent regions. U.S. pricing declines in the first two fiscal quarters of 2008 coupled with increased material and fuel costs caused operating income margin within our U.S./Mexico Pressure Pumping segment to decline. Operating income margin decreased from 37% for the six months ended March 31, 2007 to 24% for the six months ended March 31, 2008.

Canada Pressure Pumping

	Three Months Ended March 31,			Six Months Ended March 31,
(dollars in millions)	2008	% Change	2007	2008	% Change	2007
Revenue	$138.8	14%	$121.9	$260.1	11%	$233.5
Operating income	14.5	-23%	18.8	31.5	-2%	32.2
Canadian rig count(1)	508	-5%	532	432	-11%	486

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Inc. rig count information.

Results for the three months ended March 31, 2008 and 2007

The Canadian Pressure Pumping revenue increase for the second fiscal quarter of 2008 was entirely due to the strengthening of the Canadian dollar. Relative to the U.S. dollar, the average Canadian dollar exchange rate increased 17% in the second fiscal quarter of 2008 compared to the same period in fiscal 2007, thereby increasing the U.S. dollar equivalent of revenues earned in Canada. On a Canadian dollar basis, revenue declined 11%, primarily due to lower drilling activity levels and lower pricing for our products and services. Average active drilling rigs decreased 5% for the second fiscal quarter of 2008 compared to the same period in the prior year.

Operating income margin decreased to 10% for the three months ended March 31, 2008, from 15% during the same period in the prior year, primarily as a result of lower pricing and higher fuel costs. The region’s operating income margin was also affected by higher fuel costs.

Results for the six months ended March 31, 2008 and 2007

As with the three months ended March 31, 2008, the increase in revenue for Canada Pressure Pumping was due to the stronger Canadian dollar. Lower pricing and increased fuel costs caused operating income margin for the period to decline to 12% from 14% reported during the same period in the prior year.

International Pressure Pumping

	Three Months Ended March 31,			Six Months Ended March 31,
(dollars in millions)	2008	% Change	2007	2008	% Change	2007
Revenue	$292.1	17%	$250.4	$580.6	16%	$502.4
Operating income	34.7	19%	29.1	70.6	2%	69.4
International rig count, excluding Mexico(1)	950	7%	892	938	7%	880

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Inc. rig count information.

Results for the three months ended March 31, 2008 and 2007

The following table summarizes the percentage change in revenue for each of the operating segments within the International Pressure Pumping reportable segment, comparing the second fiscal quarter of 2008 with the comparable period of fiscal 2007:

% change in Revenue
Europe (1)	-23%
Middle East (1)	29%
Asia Pacific	8%
Russia	-10%
Latin America (1)	43%

(1)

During the quarter ended March 31, 2008, we revised the internal management reporting structure of our pressure pumping operations in Africa, whose results of operations were previously reported in our Europe/Africa operating segment. Our North Africa results, including Algeria and Libya, are now included in our Middle East operating segment, while our West Africa results south of Nigeria, including Angola and Gabon, are now included in our Latin America operating segment. Nigeria and coastal areas north of there remain as part of our Europe operating segment. Prior period results have been revised to conform with the current presentation.

International Pressure Pumping revenue increased 17% in the second fiscal quarter of 2008 when compared to the same period in the prior year, with our Middle East and Latin American operations being the most significant contributors. The Middle East revenue growth was primarily due to the introduction of two offshore stimulation vessels into the India market during the fourth fiscal quarter of 2007 as well as improvements in Algeria, Saudi Arabia, and Azerbaijan. One of the vessels operating in India previously operated in the North Sea and as a result, revenue from our Europe Region decreased from the same quarter last year.

Our Latin American revenue increased largely due to an increase in fracturing and stimulation vessel activity in Brazil as well as increased activity in Venezuela and Argentina. The average active drilling rig count in the region increased 5% during the three months ended March 31, 2008, when compared to the same period in the prior year.

In our Asia Pacific Region, revenue increased due to the start up of new projects in Indonesia, Australia and New Zealand, offset by declines in revenue caused by the delay of rigs moving into Thailand. The average active drilling rig count for the region increased 11% in the second fiscal quarter of 2008 when compared to the same period in fiscal 2007.

In Russia, revenue decreased as the result of the sale of our work-over rig business during the third quarter of fiscal 2007.

Operating income margin from our International Pressure Pumping operations for the second fiscal quarter of 2008 was 12%, consistent with the same period in the prior year, with margin improvement in our Middle East and Latin American operations being offset by declines in our Europe and Asia Pacific regions.

Results for the six months ended March 31, 2008 and 2007

The following table summarizes the percentage change in revenue for each of the operating segments within the International Pressure Pumping reportable segment, comparing the six months ended March 31, 2008 with the comparable period of fiscal 2007:

% change in Revenue
Europe (1)	-24%
Middle East (1)	34%
Asia Pacific	15%
Russia	-21%
Latin America (1)	36%

(1)

During the quarter ended March 31, 2008, we revised the internal management reporting structure of our pressure pumping operations in Africa, whose results of operations were previously reported in our Europe/Africa operating segment. Our North Africa results, including Algeria and Libya, are now included in our Middle East operating segment, while our West Africa results south of Nigeria, including Angola and Gabon, are now included in our Latin America operating segment. Nigeria and coastal areas north of there remain as part of our Europe operating segment. Prior period results have been revised to conform with the current presentation.

As with the three months ended March 31, 2008, our Middle East operations benefited from the introduction of two stimulation vessels into the Indian market as well as improved revenues from Algeria and activity increases in Saudi Arabia and Azerbaijan.

In Asia Pacific, revenue increased 15% with average active drilling rigs in the region increasing 10%. Most major markets experienced revenue growth, except Thailand, which showed a decline in revenue due to project delays.

Our Latin American operations experienced significant growth in Brazil, Argentina, Gabon and Venezuela when comparing revenue for the first six months of fiscal 2008 to the same period of fiscal 2007, primarily as a result of increased drilling and completion activity in those countries.

Declines in revenue from our stimulation vessel in the North Sea due to its relocation to India, as well as a revenue decline from our Northern West Africa operations caused the 24% decrease in revenue for Europe during the period.

The decline in revenue in Russia was almost entirely due to the sale of the work-over rig business previously mentioned.

Operating income margin declined from 14% reported in the first six months of fiscal 2007 to 12% in the current period, with declines in revenue from our Europe and Russia operations being the primary contributors to the lower operating income margin. Unusually harsh weather conditions in a number of areas, costs associated with two offshore stimulation vessels being dry docked for a portion of the first fiscal quarter, project delays and front-end project start-up costs in a number of international markets all contributed to the margin decline.

Oilfield Services Group

	Three Months Ended March 31,			Six Months Ended March 31,
(dollars in millions)	2008	% Change	2007	2008	% Change	2007
Revenue	$209.2	16%	$181.0	$421.9	17%	$360.4
Operating income	37.8	-3%	36.7	77.8	-12%	69.4

Results for the three months ended March 31, 2008 and 2007

The following table summarizes the percentage change in revenue for each of the operating segments within Oilfield Services Group:

% Change in Revenue
Tubular Services	0%
Process & Pipeline Services	69%
Chemical Services	22%
Completion Tools	32%
Completion Fluids	-45%

Revenue from our Process and Pipeline Services division increased 69%, due to activity increases in several international markets including Middle East and Asia Pacific, leading the Oilfield Services Group’s 16% increase in revenue for the three months ended March 31, 2008, when compared to the same period in the prior year. Our Chemical Services division also showed improved revenue largely due to increased activity in the U.S. as well as increased revenue from capillary services. Completion Tools improved year over year reflecting continued expansion into international markets. Harsh weather conditions in the North Sea and project delays in other areas resulted in flat revenues from our Tubular Services division. The decline in revenue from Completion Fluids was primarily the result of U.S. pricing pressure and lower activity and unfavorable product mix in the Gulf of Mexico.

Operating income margin for the Oilfield Services Group for the second fiscal quarter of 2008 was 18% compared to 20% in second fiscal quarter of fiscal 2007. While our Process and Pipeline Services group showed significant margin improvement, the increase was more than offset by declines in our Tubular Services and Completion Fluids groups.

Results for the six months ended March 31, 2008 and 2007

The following table summarizes the percentage change in revenue for each of the operating segments within Oilfield Services Group:

% Change in Revenue
Tubular Services	6%
Process & Pipeline Services	59%
Chemical Services	24%
Completion Tools	27%
Completion Fluids	-40%

All of our operating segments within the Oilfield Services Group, except Completion Fluids, showed improved revenues for the first six months of fiscal 2008 compared to the same period in the prior year. Our Process and Pipeline Services group benefited from increased international and domestic activity, while our Chemical Services group has benefited primarily from increased revenue from capillary services. Our Completion Tools and Tubular Services group have each seen increased activity in international markets. Our Completion Fluids group’s decline is mostly due to a decline in revenue from our offshore deepwater activity in the Gulf of Mexico.

Operating income margin for the six months ended March 31, 2008 declined to 18% from 19% in the same period in the prior year. As with the three months ended March 31, 2008, declines in operating income from our Tubular Services and Completion Fluids groups more than offset the contributions made by the remaining operating segments.

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

We expect U.S. drilling activity to increase 1% to 2% in the third fiscal quarter of 2008 compared to the second fiscal quarter of 2008. We also expect pricing pressures to continue, but we do not expect pricing declines to be as severe as those experienced during our second fiscal quarter of 2008.

Canadian drilling activity is markedly lower during the third fiscal quarter as the region is in the seasonal Spring break up period. Drilling activity levels are projected to be at levels similar to the same quarter last year. We expect our Canada pressure pumping segment to report an operating loss for the third fiscal quarter of 2008, but not as large as the fiscal 2007 third quarter.

We are anticipating a modest revenue improvement and slightly improved operating income margins for our International Pressure Pumping operations for the third fiscal quarter of 2008. The largest improvement is projected to be in our Asia Pacific region, as business is expected to recover from weather delays encountered in the second fiscal quarter of 2008. In the Middle East, our stimulation vessel in India, the Vestfonn, will be docked for repairs for about half of the third fiscal quarter of 2008. However, we believe the impact of lost revenue will be more than offset by increased contracted work in North Africa and other areas.

We expect sequential revenue improvement from our Oilfield Services Group. We project that our Tubular Services business will recover from project delays experienced during the second fiscal quarter. In addition, the third fiscal quarter is historically a period of higher activity for Process & Pipeline Services, which we expect to show improved results for the third fiscal quarter of 2008.

Other Expenses

The following table sets forth our other operating expenses (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Research and engineering	$18,913	$16,164	$36,111	$31,858
Marketing	31,764	26,075	60,596	51,888
General and administrative	41,652	33,634	78,282	70,841

Research and engineering: For the three and six months ended March 31, 2008, research and engineering expense increased $2.7 million and $4.3 million, respectively, mostly due to increased salary and incentive expense. For the three and six months ended March 31, 2008, headcount for research and engineering increased 5% compared to the same periods in the prior year to support and develop our product lines. As a percentage of revenue, research and engineering expense increased to 1.4% for the six months ended March 31, 2008 from 1.3% for the same period in the prior fiscal year.

Marketing and General and Administrative: These expenses increased for both the three and six months ended March 31, 2008 compared to the same periods in the prior fiscal year as a result of increased personnel costs and increased stock-based compensation expense. As a percentage of revenue, marketing expense was 2.4% for the first six months of fiscal 2008, compared to 2.2% for the corresponding period of fiscal 2007. General and administrative expense was 3.0% of revenue for both the first six months of fiscal 2008 and 2007.

The following table shows a comparison of interest expense, interest income, and other expense, net (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Interest expense	$(6,949)	$(8,488)	$(14,811)	$(17,267)
Interest income	356	504	830	824
Other income (expense) – net	1,053	(1,797)	(1,658)	(3,873)

Interest Expense and Interest Income: Interest expense decreased as a result of outstanding debt balances decreasing from $672.2 million at March 31, 2007 to $615.9 million at March 31, 2008. Interest income was comparable with the same periods in the prior year. We expect fiscal year 2008 interest expense, net of interest income, to be approximately $28.0 million.

Other Expense, net: Other expense, net is primarily composed of minority interest expense of $3.0 million and $4.9 million for the six months ended March 31, 2008 and 2007, respectively. In addition, net foreign exchange was a $0.5 million gain and a $0.3 million loss for the six months ended March 31, 2008 and 2007, respectively.

Income Tax Expense

Our effective tax rate decreased from 32.6% for the three months ended March 31, 2007 to 29.7% for the three months ended March 31, 2008, primarily due to a greater percentage of income earned in international tax jurisdictions and an increase in the domestic production activity deduction in the U.S.

Our effective tax rate decreased from 32.4% for the six months ended March 31, 2007 to 29.3% for the six months ended March 31, 2008, primarily due to the effect of a statutory income tax rate decrease in Canada, a greater percentage of income earned in international tax jurisdictions, and an increase in the domestic production activity deduction in the U.S.

Liquidity and Capital Resources

Historical Cash Flow

The following table sets forth the historical cash flows (in millions):

	Six Months Ended December 31,
	2008	2007
Cash flow from operations	$349.6	$391.4
Cash flow used in investing	(299.5)	(402.4)
Cash flow used in financing	(61.4)	(24.2)
Effect of exchange rate changes on cash	(3.3)	(.1)

Change in cash and cash equivalents	$(14.6)	$(35.3)

Lower cash flow from operations for the first six months of fiscal 2008 compared to the 2007 period was primarily the result of lower profitability in the U.S. and Canada. Both markets experienced significant pricing pressure in addition to increased material, fuel and labor costs. Working capital increased $94.5 million, primarily due to a $55.2 million net reduction in short term borrowings. Significant uses of cash were a $33.9 million reduction in accounts payable due to lower capital spending for fiscal 2008 and a $29.9 million increase in accounts receivable primarily as a result of increased revenues, particularly in the international sector.

The cash flow used in investing during the six months ended March 31, 2008 was almost entirely due to $311.8 million of purchases of property, plant, and equipment.

Cash flows used in financing consisted of $55.2 million, net, in payments of short term borrowings and a $29.2 million payment of dividends during the six months ended March 31, 2008. We also received proceeds in the amount of $16.4 million from employee stock purchases and stock option exercises during the first half of fiscal 2008.

Liquidity and Capital Resources

Cash flows from operations are expected to be our primary source of liquidity for the remainder of fiscal 2008. Our sources of liquidity also include cash and cash equivalents of $43.6 million at March 31, 2008 and the available financing facilities listed below (in millions):

Financing Facility	Expiration	Borrowings at March 31, 2008	Available at March 31, 2008
Revolving Credit Facility	August 2012	$85.0	$315.0
Discretionary	Various times within the next 12 months	$31.1	$132.1

As of March 31, 2008, we had $250.0 million of Senior Notes due June 2008 issued and outstanding and $249.8 million, net of discount, of 5.75% Senior Notes due 2011 issued and outstanding. We intend to retire the $250.0 million Senior Notes due June 2008 with existing sources of liquidity or the issuance of new term debt.

In August 2007, we amended and restated our then existing revolving credit facility. The amended and restated revolving credit facility (the “Revolving Credit Facility”) permits borrowings of up to $400 million in principal amount. The Revolving Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $20 million sublimit for swingline loans. Swingline loans have short-term maturities and the remaining amounts outstanding under the Revolving Credit Facility become due and payable in August 2012. In addition, we have the right to request up to an additional $200 million over the permitted borrowings of $400 million, subject to the approval of our lenders at the time of the request. Depending on the amount of borrowings outstanding under this facility, the interest rate applicable to borrowings generally ranges from 30-40 basis points above LIBOR. We are charged various fees in connection with the Revolving Credit Facility, including a commitment fee based on the average daily unused portion of the commitment, totaling $100 thousand for the six months ended March 31, 2008. In addition, the Revolving Credit Facility charges a utilization fee on all outstanding loans and letters of credit when usage of the Revolving Credit Facility exceeds 62.5%, though there were no material fees for the six months ended March 31, 2008. There were $85.0 million and $147.0 million in outstanding borrowings under the Revolving Credit Facility at March 31, 2008 and September 30, 2007, respectively.

In addition to the Revolving Credit Facility, we had available $132.1 million of unsecured, discretionary lines of credit at March 31, 2008, which expire at the bank’s discretion. There are no requirements for commitment fees or compensating balances in connection with these lines of credit and interest is at prevailing market rates. There was $31.1 million and $24.3 million in outstanding borrowings under these lines of credit at March 31, 2008 and September 30, 2007, respectively.

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

Cash Requirements

We anticipate capital expenditures to be approximately $640 million in fiscal 2008. We spent $311.8 million for capital expenditures during the six months ended March 31, 2008. The fiscal 2008 capital expenditure program consists primarily of capital for facilities, new pressure pumping equipment, new equipment for our Oilfield Services Group, and capital to extend the useful life of existing assets. In 1998, we embarked on a program to replace our aging U.S. fracturing pump fleet with new, more efficient and higher horsepower pressure pumping equipment. We have since expanded the U.S. fleet recapitalization initiative to include additional equipment, such as cementing, nitrogen and acidizing equipment and have made significant progress in adding new equipment. However, much of the older equipment still remains in operation due to the increases in market activity. We plan to continue adding new equipment to our fleet and the market activity level at the time the equipment is ready for use will determine if the new equipment will be used for expansion or used as replacement assets. At the end of fiscal 2007, approximately 20% of our U.S. fleet remained candidates for future replacement as part of our recapitalization initiative. The actual amount of fiscal 2008 capital expenditures will depend primarily on maintenance requirements and expansion opportunities and our ability to execute our budgeted capital expenditures.

On March 31, 2008, we announced our agreement to acquire all of the outstanding shares of Innicor Subsurfaces Technologies, Inc. Innicor is a Canadian designer, manufacturer and provider of tools and equipment used in the completion and production phases of oil and gas well development in Canada and select international markets. We have offered to purchase the outstanding shares of Innicor for CAD $2.50 in cash per share. The total purchase price is approximately USD $55 million, including outstanding debt and capital lease obligations. We expect to complete the transaction during our third fiscal quarter. Completion is subject to customary closing conditions. We intend to fund the transaction with existing cash and credit facilities.

In fiscal 2008, our minimum pension and postretirement funding requirements are anticipated to be approximately $19.0 million. We contributed $5.1 million during the six months ended March 31, 2008.

We have paid cash dividends in the amount of $.05 per common share on a quarterly basis, totaling $58.6 million in fiscal 2007 and $29.2 million for the first six months of fiscal 2008. We anticipate paying quarterly dividends throughout fiscal 2008; however, dividends are subject to approval of our Board of Directors each quarter and the Board has the ability to change the dividend policy at any time.

As of March 31, 2008, we had $250.0 million of Senior Notes due June 2008 issued and outstanding and $249.8 million of 5.75% Senior Notes due 2011 issued and outstanding, net of discount (collectively “the Notes”). We intend to retire the $250.0 million Senior Notes due June 2008 with existing sources of liquidity or the issuance of new term debt. We expect cash paid for net interest expense (net of interest income) to be approximately $28.0 million in fiscal 2008.

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

Investigations Regarding Misappropriation and Possible Illegal Payments

We have had discussions with the DOJ and SEC regarding our internal investigation and certain other matters described in Note 5 of our unaudited condensed consolidated financial statements. It is not possible to accurately predict at this time when any of these matters will be resolved. Based on current information, we cannot predict the outcome of such investigations, whether we will reach resolution through such discussions or what, if any, actions may be taken by the DOJ, SEC or other authorities or the effect the foregoing may have on our consolidated financial statements.

Off Balance Sheet Transactions

In 1999, we contributed certain pumping service equipment to a limited partnership, in which we own a 1% interest. The equipment is used to provide services to our customers for which we pay a service fee over a period of at least six years, but not more than 13 years, at approximately $12 million annually. This is accounted for as an operating lease. We assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46(R), Consolidation of Variable Interest Entities. However, we were not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 13 years. The balance of the deferred gain was $7.5 million and $9.0 million as of March 31, 2008 and September 30, 2007, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. In September 2010, we have the option, but not the obligation, to purchase the pumping service equipment for approximately $32 million. We currently intend to exercise this option. The option price to purchase the equipment under the partnership depends in part on the fair market value of the equipment held by the partnership at the time the option is exercised, as well as other factors specified in the agreement.

Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We will be required to adopt

SFAS 161 in the first quarter of 2010. We currently do not have any derivative financial instruments subject to accounting or disclosure under SFAS 133; therefore, we do not expect the adoption of SFAS 161 to have any effect on our consolidated statement of financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. Under SFAS 159, companies that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. In addition, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 is effective the beginning of an entity’s first fiscal year beginning after November 15, 2007 and is to be applied prospectively, unless the entity elects early adoption. We will adopt SFAS 159 on October 1, 2008 and will not elect to apply the fair value option.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements, effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008,

FASB issued FASB staff position 157-2, delaying the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. SFAS 157 introduces a new definition of fair value, a fair value hierarchy (requiring market based assumptions be used, if available) and new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. We are currently in the process of evaluating the impact of SFAS 157 on our financial statements.

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

Forward Looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 concerning, among other things, our prospects, expected revenue, expenses and profits, developments and business strategies for our operations, all of which are subject to certain risks, uncertainties and assumptions. These forward-looking statements are identified in statements described as “Outlook” and by their use of terms and phrases such as “expect,” “estimate,” “project,” “forecast,” “believe,” “achievable,” “anticipate”, “should” and similar terms and phrases. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such statements are subject to:

•	fluctuating prices of crude oil and natural gas,

•	conditions in the oil and natural gas industry, including drilling activity,

•	reduction in prices or demand for our products and services and level of acceptance of price book increases in our markets,

•	general global economic and business conditions,

•	international political instability, security conditions, hostilities, and declines in customer activity due to adverse local and regional conditions,

•	our ability to expand our products and services (including those we acquire) into new geographic markets,

•	our ability to grow businesses we have acquired such that our investment can be fully realized,

•	our ability to generate technological advances and compete on the basis of advanced technology,

•	our ability to attract and retain skilled, trained personnel to provide technical services and support for our business,

•	risks from operating hazards such as fire, explosion, blowouts and oil spills,

•	litigation for which insurance and customer agreements do not provide protection,

•	adverse consequences that may be found in or result from internal investigations, including potential financial and business consequences and governmental actions, proceedings, charges or penalties,

•	changes in currency exchange rates,

•	severe weather conditions, including hurricanes, that affect conditions in the oil and natural gas industry,

•	the business opportunities that may be presented to and pursued by us,

•	competition and consolidation in our business, including the addition of new competitors and new capacity in North America,

•	changes in law or regulations and other factors, many of which are beyond our control, and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

Our major market risk exposure is to foreign currency fluctuations internationally and changing interest rates, primarily in the United States, Canada and Europe. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt. If the floating rates were to increase by 10% from March 31, 2008 rates, our combined interest expense to third parties would increase by a total of $144 thousand each month in which such increase continued.

Periodically, the Company borrows funds which are denominated in foreign currencies, which exposes the Company to market risk associated with exchange rate movements. Total borrowings denominated in foreign currencies at March 31, 2008 were $24.0 million. When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such forward foreign exchange contracts outstanding at March 31, 2008.

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

The information regarding litigation and environmental matters described in Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes during the period ended March 31, 2008 in our “Risk Factors” as discussed in our Form 10-K for the fiscal year ended September 30, 2007, except as noted below:

There are a variety of regulatory developments arising in the domestic and international sectors in which we operate that are focused on restricting the emission of carbon dioxide, methane and other greenhouse gases. Among these developments are the United Nations Framework Convention on Climate Change, also know as the “Kyoto Protocol” (an internationally applied protocol), the Regional Greenhouse Gas Initiative or “RGGI” in the Northeastern United States, the Western Regional Climate Action Initiative in the Western United States, and the Lieberman-Warner Climate Security Act, a bill that the U.S. Senate is expected to debate and possibly vote upon in mid-2008. Also, in 2007, the U.S. Supreme Court held in Massachusetts, et al. v. EPA that greenhouse gases are an “air pollutant” under the federal Clean Air Act and thus subject to future regulation. These developments could curtail the demand for fossil fuels such as oil and gas in areas of the world where our customers operate and thus adversely affect demand for our products and services.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)(3)	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2008	97,000	$20.56	97,000	$392.7 million
February 1 – 29, 2008	1,036,421	$25.80	4,400	$392.6 million
March 1 – 31, 2008	0		0	$392.6 million

TOTAL	1,133,421		101,400	$392.6 million

(1)

The total number of shares purchased includes: (i) shares purchased pursuant to the stock repurchase program described in (2) below; and (ii) shares surrendered or deemed surrendered to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called “stock swap exercises” of employee stock options.

(2)

On December 19, 1997, our Board of Directors authorized a stock repurchase program of up to $150 million (which was subsequently increased several times). Repurchases are made at the discretion of our management and the program will remain in effect until terminated by our Board of Directors. Since the Company began its share repurchase program in 1997, the Company has repurchased 85.0 million shares for $1.81 billion. The Company currently has remaining authorization from its Board of Directors to purchase up to an additional $392.6 million in stock.

(3)

The following shares were surrendered or deemed surrendered to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called “stock swap exercises” of employee in prior periods, but were not previously included in the table of shares repurchased:

Period	Total Number of Shares Purchased	Average Price paid per Share
Fiscal years 2004 - 2006	28,317	$43.53
October 1 - 31, 2007	269,949	$27.94
November 1 - 30, 2007	20,862	$25.43

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on February 7, 2008. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. The Board of Directors nominated L. William Heiligbrodt, James L. Payne and J.W. Stewart for re-election as Class III directors at the Annual Meeting. There was no solicitation in opposition to these nominees, and the nominees were re-elected. The number of votes for and withheld with respect to the nominees were as follows:

Nominee	Votes For	Withheld
L. William Heiligbrodt	257,487,095	6,494,796
James L. Payne	257,202,955	6,778,937
J. W. Stewart	257,342,510	6,639,381

In addition, the following directors continued in office after the Annual Meeting: John R. Huff, Michael E. Patrick, Don D. Jordan, and William H. White.

The stockholders also approved the 2008 Employee Stock Purchase Plan and ratified the appointment of Deloitte & Touche LLP as the Company’s independent auditor for the fiscal year 2008.

	Votes For	Votes Against	Abstain	Broker Non-Vote
2008 Employee Stock Purchase Plan	227,102,866	6,191,829	2,082,778	28,604,418
Ratification of Deloitte & Touche	261,743,209	404,940	1,833,742	N/A

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Section 302 certification for J. W. Stewart

31.2	Section 302 certification for Jeffrey E. Smith

32.1	Section 906 certification furnished for J. W. Stewart

32.2	Section 906 certification furnished for Jeffrey E. Smith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

BJ Services Company
(Registrant)

Date: May 9, 2008	By:	/s/ J. W. Stewart
J. W. Stewart
Chairman of the Board, President and Chief Executive Officer

Date: May 9, 2008	By:	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Senior Vice President - Finance and Chief Financial Officer