Form 10-K/A
period 2007-09-30
BJ SERVICES CO
filed 2008-05-14
CIK 864328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

(Address of principal executive offices)

Registrant’s telephone number, including area code: (713) 462-4239

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $.10 par value per share Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

At November 26, 2007, the registrant had outstanding 292,825,124 shares of Common Stock, $.10 par value per share. The aggregate market value of the Common Stock on March 31, 2007 (based on the closing prices in the daily composite list for transactions on the New York Stock Exchange) held by nonaffiliates of the registrant was approximately $8.2 billion.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders that was held February 7, 2008 are incorporated by reference into Part III.

Explanatory Note

BJ Services Company (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended September 30, 2007 with the Securities and Exchange Commission on November 29, 2007 (“Original Filing”). The Company is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) solely to amend Exhibit 12.1 to the Original Filing (Ratio of Earnings to Fixed Charges).

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains only the text included in Exhibit 12.1 to the Original Filing and new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Those sections or exhibits of the Original Filing that are unaffected by this Amendment are not included herein.

This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report or incorporated herein by reference:

(3)	Exhibits:

Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated as of November 17, 1994 (“Merger Agreement”), among BJ Services Company, WCNA Acquisition Corp. and The Western Company of North America (filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1995 (file no. 1-10570), and incorporated herein by reference).

2.2	First Amendment to Agreement and Plan of Merger dated March 7, 1995, among BJ Services Company, WCNA Acquisition Corp. and The Western Company of North America (filed as Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1995 (file no. 1-10570), and incorporated herein by reference).

2.3	Agreement and Plan of Merger dated as of February 20, 2002, among BJ Services Company, BJTX, Co., and OSCA, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 31, 2002 (file no. 1-10570) and incorporated herein by reference).

3.1	Certificate of Incorporation, as amended as of October 22, 1996 (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (file no. 1-10570) and incorporated herein by reference).

3.2	Certificate of Amendment to Certificate of Incorporation, dated January 22, 1998 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (file no. 1-10570) and incorporated herein by reference).

3.3	Certificate of Amendment to Certificate of Incorporation, dated May 10, 2001 (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (file no. 1-10570) and incorporated herein by reference).

3.4	Certificate of Amendment to Certificate of Incorporation, dated January 31, 2006 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 (file no. 1-10570) and incorporated herein by reference).

3.5	Certificate of Designation of Series A Junior Participating Preferred Stock, as amended, dated September 26, 1996 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1996 (file no. 1-10570) and incorporated herein by reference).

3.6	Amended and Restated Bylaws, as of December 7, 2006 (filed as Exhibit 3.1 to the Company’s Current Report of Form 8-K dated December 7, 2006 (file no. 1-10570) and incorporated herein by reference).

4.1	Specimen form of certificate for the Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-5187) and incorporated herein by reference).

4.2	Amended and Restated Rights Agreement, dated September 26, 1996, between the Company and First Chicago Trust Company of New York, as Rights Agent (filed as Exhibit 4.1 to the Company’s Form 8-K dated October 21, 1996 (file no. 1-10570) and incorporated herein by reference).

4.3	First Amendment to Amended and Restated Rights Agreement and Appointment of Rights Agent, dated March 31, 1997, among the Company, First Chicago Trust Company of New York and The Bank of New York, as successor Rights Agent (filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997 (file no. 1-10570) and incorporated herein by reference).

4.4	Second Amendment to Amended and Restated Rights Agreement dated as of September 26, 2002, between the Company and The Bank of New York, as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 26, 2002 (file no. 1-10570) and incorporated herein by reference).

4.5	Indenture, dated June 8, 2006, between BJ Services Company, as issuer, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 12, 2006 (file no. 1-10570) and incorporated herein by reference).

4.6	First Supplemental Indenture, dated June 8, 2006, between BJ Services Company, as issuer, and Wells Fargo Bank, N.A., as trustee, with respect to the 5.75% Senior Notes due 2011 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 12, 2006 (file no. 1-10570) and incorporated herein by reference).

Number	Description of Exhibit
4.7	Second Supplemental Indenture, dated June 8, 2006, between BJ Services Company, as issuer, and Wells Fargo Bank, N.A., as trustee, with respect to the Floating Rate Senior Notes due 2008 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 12, 2006 (file no. 1-10570) and incorporated herein by reference).

10.1	Relationship Agreement dated as of July 20, 1990, between the Company and Baker Hughes Incorporated (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-35187) and incorporated herein by reference).

10.2	Tax Allocation Agreement dated as of July 20, 1990, between the Company and Baker Hughes Incorporated (included as Exhibit A to Exhibit 10.1) (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-35187) and incorporated herein by reference).

†10.3	BJ Services Company 1990 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-62098) and incorporated herein by reference).

†10.4	Amendment effective December 12, 1996 to BJ Services Company 1990 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1996 (file no. 1-10570), and incorporated herein by reference).

†10.5	Amendment effective July 22, 1999 to BJ Services Company 1990 Stock Incentive Plan (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (file no. 1-10570), and incorporated herein by reference).

†10.6	Amendment effective January 27, 2000 to BJ Services Company 1990 Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement dated December 20, 1999 (file no. 1-10570) and incorporated herein by reference).

†10.7	BJ Services Company 1995 Incentive Plan (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-58637) and incorporated herein by reference).

†10.8	Amendments effective January 25, 1996, and December 12, 1996, to BJ Services Company 1995 Incentive Plan (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1996 (file no. 1-10570), and incorporated herein by reference).

†10.9	Amendment effective July 22, 1999 to BJ Services Company 1995 Incentive Plan (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (file no. 1-10570), and incorporated herein by reference).

†10.10	Amendment effective January 27, 2000 to BJ Services Company 1995 Incentive Plan (filed as Appendix B to the Company’s Proxy Statement dated December 20, 1999 (file no. 1-10570) and incorporated herein by reference).

†10.11	Amendment effective May 10, 2001 to BJ Services Company 1995 Incentive Plan (filed as Appendix B to the Company’s Proxy Statement dated April 10, 2001 and (file no. 1-10570) incorporated herein by reference).

†10.12	Eighth Amendment effective October 15, 2001 to BJ Services Company 1995 Incentive Plan (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001 (file no. 1-10570) and incorporated herein by reference).

†10.13	BJ Services Company 1997 Incentive Plan (filed as Appendix B to the Company’s Proxy Statement dated December 22, 1997 (file no. 1-10570) and incorporated herein by reference).

†10.14	Amendment effective July 22, 1999 to BJ Services Company 1997 Incentive Plan (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (file no. 1-10570) and incorporated herein by reference).

†10.15	Amendment effective January 27, 2000 to BJ Services Company 1997 Incentive Plan (filed as Appendix C to the Company’s Proxy Statement dated December 20, 1999 (file no. 1-10570) and incorporated herein by reference).

†10.16	Amendment effective May 10, 2001 to BJ Services Company 1997 Incentive Plan (filed as Appendix C to the Company’s Proxy Statement dated April 10, 2001 (file no. 1-10570) and incorporated herein by reference).

†10.17	Fifth Amendment effective October 15, 2001 to BJ Services Company 1997 Incentive Plan (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001 (file no. 1-10570) and incorporated herein by reference).

†10.18	Eighth Amendment effective November 15, 2006 to BJ Services Company 1997 Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 13, 2006 and incorporated herein by reference).

†10.19	1999 Employee Stock Purchase Plan (filed as Appendix A to the Company’s Proxy Statement dated December 21, 1998 (file no. 1-10570) and incorporated herein by reference).

†10.20	Amendment effective September 23, 1999 to BJ Services Company 1999 Employee Stock Purchase Plan (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001 (file no. 1-10570) and incorporated herein by reference).

†10.21	Second Amendment effective March 22, 2001 to BJ Services Company 1999 Employee Stock Purchase Plan (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 (file no. 1-10570) and incorporated herein by reference).

†10.22	Third Amendment effective September 1, 2001 to BJ Services Company 1999 Employee Stock Purchase Plan (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 (file no. 1-10570) and incorporated herein by reference).

†10.23	Fourth Amendment effective December 4, 2003 to BJ Services Company 1999 Employee Stock Purchase Plan (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 (file no. 1-10570) and incorporated herein by reference).

†10.24	Fifth Amendment effective October 1, 2004 to BJ Services Company 1999 Employee Stock Purchase Plan (filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 (file no. 1-10570) and incorporated herein by reference).

†10.25	BJ Services Company 2000 Incentive Plan (filed as Appendix B to the Company’s Proxy Statement dated December 20, 2000 (file no. 1-10570) and incorporated herein by reference).

Number	Description of Exhibit
†10.26	First Amendment effective March 22, 2001 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-73348) and incorporated herein by reference).

†10.27	Second Amendment effective May 10, 2001 to BJ Services Company 2000 Incentive Plan (filed as Appendix D to the Company’s Proxy Statement dated April 10, 2001 (file no. 1-10570) and incorporated herein by reference).

†10.28	Third Amendment effective October 15, 2001 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001 (file no. 1-10570) and incorporated herein by reference).

†10.29	Fifth Amendment effective November 15, 2006 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 13, 2006 (file no. 1-10570) and incorporated herein by reference).

†10.30	BJ Services Company 2000 Incentive Plan—First Amendment to Terms and Conditions of Stock Options for Officers (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 29, 2006 (file no. 1-10570) and incorporated herein by reference).

†10.31	BJ Services Company 2000 Incentive Plan—Form of Second Amendment to Terms and Conditions of Stock Options for Officers (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 21, 2006 and (file no. 1-10570) incorporated herein by reference).

†10.32	BJ Services Company 2003 Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 and (file no. 1-10570) incorporated herein by reference).

†10.33	Second Amendment effective November 15, 2006 to BJ Services Company 2003 Incentive Plan (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 13, 2006 and (file no. 1-10570) incorporated herein by reference).

†10.34	BJ Services Company Supplemental Executive Retirement Plan effective October 1, 2000 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000 (file no. 1-10570) and incorporated herein by reference).

†10.35	First Amendment effective September 25, 2003 to BJ Services Company Supplemental Executive Retirement Plan (filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 (file no. 1-10570) and incorporated herein by reference).

†10.36	Second Amendment effective March 1, 2007 to BJ Services Company Supplemental Executive Retirement Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 24, 2007 (file no. 1-10570) and incorporated herein by reference).

†10.37	Key Employee Security Option Plan (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997 (file no. 1-10570) and incorporated herein by reference).

†10.38	BJ Services Company Directors’ Benefit Plan, effective December 7, 2000 (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001 (file no. 1-10570) and incorporated herein by reference).

†10.39	Amendment effective January 1, 2003 to BJ Services Company Directors’ Benefit Plan, (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (file no. 1-10570) and incorporated herein by reference).

†10.40	BJ Services Company Deferred Compensation Plan, as amended and restated effective October 1, 2000 (filed as Exhibit 10.29 to the Company’s Form 10-Q for the quarter ended March 31, 2001 (file no. 1-10570) and incorporated herein by reference).

†10.41	First Amendment effective January 1, 2002 to BJ Services Company Deferred Compensation Plan (filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 (file no. 1-10570) and incorporated herein by reference).

†10.42	Form of Amended and Restated Executive Severance Agreement between BJ Services Company and certain executive officers (filed as Exhibit 10.28 to the Company’s Form 10-Q for the quarter ended March 31, 2000 (file no. 1-10570) and incorporated herein by reference).

10.43	Trust Indenture and Security Agreement dated as of December 15, 1999 among First Security Trust Company of Nevada, BJ Services Equipment II, L.P. and State Street Bank and Trust Company, as Indenture Trustee (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 15, 1999 (file no. 1-10570) and incorporated herein by reference).

10.44	Amended and Restated Agreement of Limited Partnership dated as of December 15, 1999 of BJ Services Equipment II, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 15, 1999 (file no. 1-10570) and incorporated herein by reference).

10.45	Amended and Restated Credit Agreement, dated as of August 30, 2007, among the Company, Citibank, N.A., as administrative agent, swing line lender and L/C issuer, Bank of America, N.A. as syndication agent and L/C issuer, The Royal Bank of Scotland PLC, JPMorgan Chase Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as co-documentation agents and certain lenders named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 30, 2007 (file no. 1-10570 and incorporated herein by reference).

†10.46	Form of Indemnification Agreement, dated as of December 9, 2004 between the Company and its directors and executive officers. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 15, 2004 (file no. 1-10570) and incorporated herein by reference).

†10.47	Form of letter agreement setting forth terms and conditions of shares of phantom stock awarded to non-employee directors of the Company on November 17, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 23, 2004 (file no. 1-10570) and incorporated herein by reference).

†10.48	Form of letter agreement setting forth terms and conditions of performance units awarded to executive officers of the Company on November 17, 2004 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 23, 2004 (file no. 1-10570) and incorporated herein by reference).

†10.49	Form of letter agreement setting forth terms and conditions of options to purchase shares of common stock awarded to non-employee directors on November 17, 2004 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 23, 2004 (file no. 1-10570) and incorporated herein by reference).

Number	Description of Exhibit
†10.50	Form of letter agreement setting forth terms and conditions of options to purchase shares of common stock awarded to executive on November 17, 2004 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on November 23, 2004 (file no. 1-10570) and incorporated herein by reference).

†10.51	Form of letter agreement setting forth terms and conditions of options to purchase shares of common stock awarded to non-employee directors during fiscal 2000 (filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 (file no. 1-10570) and incorporated herein by reference).

†10.52	Form of letter agreement setting forth terms and conditions of options to purchase shares of common stock awarded to non-employee directors during fiscal 2001 and 2003 (filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 (file no. 1-10570) and incorporated herein by reference).

†10.53	Form of letter agreement setting forth terms and conditions of options to purchase shares of common stock awarded to executive officers during fiscal 1998 (filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 (file no. 1-10570) and incorporated herein by reference).

†10.54	Form of letter agreement setting forth terms and conditions of options to purchase shares of common stock awarded to executive officers during fiscal 1999 (filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 (file no. 1-10570) and incorporated herein by reference).

†10.55	Form of letter agreement setting forth terms and conditions of options to purchase shares of common stock awarded to executive officers during fiscal 2001 (filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 (file no. 1-10570) and incorporated herein by reference).

†10.56	Form of letter agreement setting forth terms and conditions of options to purchase shares of common stock awarded to executive officers during fiscal 2002 (filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 (file no. 1-10570) and incorporated herein by reference).

†10.57	Form of letter agreement setting forth terms and conditions of options to purchase shares of common stock awarded to executive officers during fiscal 2003 (filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 (file no. 1-10570) and incorporated herein by reference).

†10.58	Form of letter agreement setting forth terms and conditions of options to purchase shares of common stock awarded to executive officers during fiscal 2004 (filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 (file no. 1-10570) and incorporated herein by reference).

†10.59	Form of letter agreement setting forth terms and conditions of performance units awarded to executive officers during fiscal 2004 (filed as Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 (file no. 1-10570) and incorporated herein by reference).

†10.60	Form of letter agreement setting forth terms and conditions of phantom stock awarded to non-employee directors during fiscal 2004 (filed as Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 (file no. 1-10570) and incorporated herein by reference).

†10.61	Form of letter agreement setting forth terms and conditions of options to purchase shares of common stock awarded to non-employee directors during fiscal 2004 (filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 (file no. 1-10570) and incorporated herein by reference).

†10.62	Form of amended letter agreement setting forth terms and conditions of options to purchase shares of common stock awarded to executive officers during fiscal 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2006 (file no. 1-10570) and incorporated herein by reference).

†10.63	Form of amended letter agreement setting forth terms and conditions of options to purchase shares of common stock awarded to non-employee directors during fiscal 2007 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 13, 2006 (file no. 1-10570) and incorporated herein by reference).

†10.64	Form of letter agreement setting forth terms and conditions of performance units awarded to executive officers during fiscal 2007 (filed as Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 (file no. 1-10570) and incorporated herein by reference).

†10.65	Form of letter agreement setting forth terms and conditions of bonus stock awarded to executive officers during fiscal 2007 (filed as Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 (file no. 1-10570) and incorporated herein by reference).

†10.66	Form of letter agreement setting forth terms and conditions of phantom stock awarded to executive officers during fiscal 2007 (filed as Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 (file no. 1-10570) and incorporated herein by reference).

†10.67	Form of letter agreement setting forth terms and conditions of phantom stock awarded to non-employee directors during fiscal 2007 (filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 (file no. 1-10570) and incorporated herein by reference).

†10.68	Description of Equity and Long-Term Incentive Grants for fiscal 2007 (filed on the Company’s Current Report on Form 8-K filed on November 21, 2006 (file no. 1-10570) and incorporated herein by reference).

†10.69	Form of letter agreement setting forth terms and conditions of options to purchase shares of performance units awarded to executive officers during fiscal 2007 under the 2003 Incentive Plan. (filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 (file no. 1-10570) and incorporated herein by reference).

Number	Description of Exhibit
*12.1	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 (file no. 1-10570) and incorporated herein by reference).

23.1	Consent of Deloitte & Touche LLP (filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 (file no. 1-10570) and incorporated herein by reference).

*31.1	Section 302 certification for J. W. Stewart.

*31.2	Section 302 certification for Jeffrey E. Smith.

32.1	Section 906 certification furnished for J. W. Stewart.

32.2	Section 906 certification furnished for Jeffrey E. Smith.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ SERVICES COMPANY

By	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Senior Vice President, Finance and Chief Financial Officer

Date: May 14, 2008