Form 10-Q
period 2008-06-30
BJ SERVICES CO
filed 2008-08-08
CIK 864328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

There were 294,151,573 shares of the registrant’s common stock, $.10 par value, outstanding as of August 5, 2008.

BJ SERVICES COMPANY

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BJ SERVICES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Revenue	$1,328,228	$1,152,518	$3,896,495	$3,523,096

Operating expenses:
Cost of sales and services	1,032,375	812,701	2,986,932	2,421,997
Research and engineering	18,563	17,146	54,674	49,004
Marketing	29,400	27,450	89,996	79,338
General and administrative	40,401	35,630	118,683	106,471
Loss on disposal of assets	631	1,764	243	1,946

Total operating expenses	1,121,370	894,691	3,250,528	2,658,756

Operating income	206,858	257,827	645,967	864,340
Interest expense	(6,596)	(8,994)	(21,407)	(26,261)
Interest income	554	581	1,384	1,405
Other expense - net	(3,189)	(1,806)	(4,847)	(5,679)

Income before income taxes	197,627	247,608	621,097	833,805
Income tax expense	55,844	79,318	179,827	269,515

Net income	$141,783	$168,290	$441,270	$564,290

Earnings per share:
Basic	$.48	$.57	$1.50	$1.93
Diluted	$.48	$.57	$1.49	$1.90

Weighted average shares outstanding:
Basic	293,892	293,142	293,253	293,137
Diluted	296,357	296,407	295,586	296,383

The accompanying notes are an integral part of these condensed consolidated financial statements

BJ SERVICES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(In thousands)

	June 30, 2008	September 30, 2007
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$82,539	$58,199
Receivables - net	1,061,557	1,022,847
Inventories - net:
Products	274,053	226,666
Work in process	23,882	37,460
Parts	202,567	221,811

Total inventories	500,502	485,937
Deferred income taxes	27,318	19,994
Prepaid expenses	59,942	72,033
Other current assets	40,115	44,762

Total current assets	1,771,973	1,703,772

Property - net	2,219,896	1,965,719
Deferred income taxes	38,869	30,471
Goodwill	979,068	963,937
Investments and other assets	53,482	51,313

	$5,063,288	$4,715,212

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$467,499	$530,029
Short-term borrowings	102,534	171,268
Current portion of long-term debt	—	250,000
Accrued employee compensation and benefits	140,576	124,231
Income and other taxes	105,226	89,111
Accrued insurance	28,158	26,284
Other accrued liabilities	125,819	122,265

Total current liabilities	969,812	1,313,188

Long-term debt	498,685	249,760
Deferred income taxes	101,737	95,485
Other long-term liabilities	213,325	205,381
Commitments and contingencies (Note 6)
Stockholders’ equity	3,279,729	2,851,398

	$5,063,288	$4,715,212

The accompanying notes are an integral part of these condensed consolidated financial statements

BJ SERVICES COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER

COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Common Shares Outstanding	Common Stock	Capital In Excess of Par	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, September 30, 2007	291,736	$34,752	$1,060,115	$(1,479,035)	$3,183,922	$51,644	$2,851,398

Adoption of FIN 48 (Note 7)					(8,115)		(8,115)
Comprehensive income:
Net income					441,270
Other comprehensive income, net of tax:
Cumulative translation adjustments						(5,831)
Minimum pension liability adjustment						(5,832)
Comprehensive income							429,607
Re-issuance of treasury stock for:
Stock purchase plan	648			17,201	(2,565)		14,636
Stock options – net of shares acquired	1,651			43,998	(44,064)		(66)
Other stock awards	131		(3,494)	3,494			—
Treasury stock purchases	(101)			(2,089)			(2,089)
Stock based compensation			24,165				24,165
Tax benefit from exercise of options, net			14,225				14,225
Dividends declared					(44,032)		(44,032)

Balance, June 30, 2008	294,065	$34,752	$1,095,011	$(1,416,431)	$3,526,416	$39,981	$3,279,729

The accompanying notes are an integral part of these condensed consolidated financial statements

BJ SERVICES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$441,270	$564,290
Adjustments to reconcile net income to cash provided by operating activities:
Minority interest expense	6,761	7,562
Loss on disposal of assets	243	1,946
Depreciation and amortization	195,198	151,105
Stock based compensation expense	25,745	26,043
Excess tax benefits from stock based compensation	(14,436)	(1,441)
Deferred income tax expense	3,557	11,987
Changes in:
Receivables	(29,635)	20,511
Inventories	9,840	(106,980)
Prepaid expenses	14,272	(53,381)
Other current assets	5,074	(1,918)
Accounts payable	(69,056)	29,635
Accrued employee compensation and benefits	16,345	(26,894)
Other current liabilities	2,551	1,618
Other - net	(21,704)	(6,580)

Net cash provided by operating activities	586,025	617,503

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(433,638)	(546,505)
Proceeds from disposal of assets	10,342	8,415
Acquisitions of businesses, net of cash received	(54,400)	(55,373)

Net cash used in investing activities	(477,696)	(593,463)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments)/borrowings of short-term debt, net	(118,734)	47,035
Borrowing under committed credit facility	50,000	—
Borrowing of long-term debt	248,858	—
Debt issuance costs	(1,976)	—
Repayments of long-term debt	(250,000)	—
Dividends paid to shareholders	(43,916)	(43,990)
Distributions to minority interest partners	(4,342)	—
Purchase of treasury stock	(2,089)	(74,597)
Excess tax benefits from stock based compensation	14,436	1,441
Proceeds from exercise of stock options and stock purchase plan	24,983	19,037

Net cash used in financing activities	(82,780)	(51,074)

Effect of exchange rate changes on cash	(1,209)	(140)

Increase/(decrease) in cash and cash equivalents	24,340	(27,174)
Cash and cash equivalents at beginning of period	58,199	92,445

Cash and cash equivalents at end of period	$82,539	$65,271

Cash Paid for Interest and Taxes:
Interest	$28,484	$38,436
Taxes	142,786	305,398

The accompanying notes are an integral part of these condensed consolidated financial statements

BJ SERVICES COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 General

In our opinion, the unaudited condensed consolidated financial statements of BJ Services Company (the “Company”) include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of our financial position as of June 30, 2008, our results of operations for the three and nine-month periods ended June 30, 2008 and 2007, our statement of stockholders’ equity and other comprehensive income for the nine-month period ended June 30, 2008 and our cash flows for the nine-month periods ended June 30, 2008 and 2007. The condensed consolidated statement of financial position at September 30, 2007 is derived from the September 30, 2007 audited consolidated financial statements. Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and nine-month periods ended June 30, 2008 and cash flows for the nine-month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

Note 2 Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for each period. Diluted EPS is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive instruments (stock options, the stock purchase plan, stock incentive awards, bonus stock and stock awards) less the number of treasury shares to be purchased with the assumed proceeds using the average market price of our common stock for each of the periods presented.

The following table presents information necessary to calculate earnings per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net income	$141,783	$168,290	$441,270	$564,290
Weighted-average common shares outstanding	293,892	293,142	293,253	293,137

Basic earnings per share	$.48	$.57	$1.50	$1.93

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Weighted-average common and dilutive potential common shares outstanding:
Weighted-average common shares outstanding	293,892	293,142	293,253	293,137
Assumed exercise of dilutive instruments (1)	2,465	3,265	2,333	3,246

	296,357	296,407	295,586	296,383

Diluted earnings per share	$.48	$.57	$1.49	$1.90

(1)

For the three and nine months ended June 30, 2008, 3.0 million stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the three and nine months ended June 30, 2007, 3.1 million and 2.9 million stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect.

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

	U.S./Mexico Pressure Pumping	Canada Pressure Pumping	International Pressure Pumping	Oilfield Services Group	Corporate	Total
	(in thousands)
Three Months Ended June 30, 2008
Revenue	$706,689	$48,636	$316,922	$255,981	$—	$1,328,228
Operating income (loss)	146,821	(16,595)	45,235	49,669	(18,272)	206,858

Three Months Ended June 30, 2007
Revenue	$646,719	$35,169	$277,314	$193,316	$—	$1,152,518
Operating income (loss)	215,449	(21,610)	42,643	41,800	(20,455)	257,827

Nine Months Ended June 30, 2008
Revenue	$2,012,284	$308,772	$897,554	$677,885	$—	$3,896,495
Operating income (loss)	455,359	14,878	115,874	127,471	(67,615)	645,967
Identifiable assets	1,681,603	482,768	1,400,952	1,041,483	456,482	5,063,288

Nine Months Ended June 30, 2007
Revenue	$1,920,901	$268,709	$779,741	$553,745	$—	$3,523,096
Operating income (loss)	688,346	10,607	112,066	111,172	(57,851)	864,340
Identifiable assets	1,379,294	467,681	1,262,324	847,875	485,380	4,442,554

A reconciliation from the segment information to consolidated income before income taxes is set forth below (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Total operating income for reportable segments	$206,858	$257,827	$645,967	$864,340
Interest expense	(6,596)	(8,994)	(21,407)	(26,261)
Interest income	554	581	1,384	1,405
Other expense – net	(3,189)	(1,806)	(4,847)	(5,679)

Income before income taxes	$197,627	$247,608	$621,097	$833,805

Note 4 Acquisitions

On May 21, 2008, we acquired all of the outstanding shares of Innicor Subsurface Technologies Inc. (“Innicor”) for a purchase price of $54.4 million, including transaction costs, which resulted in an increase of $38.1 million in total current assets, $14.5 million in property and equipment, $0.7 million in intangible assets, $10.6 million in current liabilities, $3.1 million in long term liabilities and $14.8 million of goodwill. Innicor designs, manufactures and provides tools and equipment utilized in the completion and production phases of oil and gas well development in Canada and select international markets. This business complements our completion tools business in the Oilfield Services Group. We are in the process of completing our review and determination of the fair values of the assets acquired from Innicor. Accordingly, allocation of the purchase price is subject to revision based on final determination of the asset values.

On June 30, 2007, we completed the acquisition of substantially all of the capillary tubing assets of Allis-Chalmers for a total purchase price of $16.3 million, which resulted in $12.3 million of goodwill. The assets are used for the installation and service of capillary injection systems primarily in the U.S. and Mexico. The capillary tubing assets complement our Dyna-Coil acquisition which occurred in the fourth quarter of fiscal 2006 and enhance our chemical services business in the Oilfield Services Group by allowing us to use small diameter capillary strings to inject our production chemicals directly to the desired position within a wellbore.

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

Note 5 Debt

Long term debt at June 30, 2008 and September 30, 2007 consisted of the following (in thousands):

	June 30, 2008	September 30, 2007
Floating rate Senior Notes due 2008	$—	$250,000
5.75% Senior Notes due 2011, net of discount	249,809	249,760
6% Senior Notes due 2018, net of discount	248,876	—

	498,685	499,760
Less current maturities of long-term debt	—	250,000

Long-term debt	$498,685	$249,760

On May 19, 2008, we completed a public offering of $250.0 million 6% Senior Notes due 2018. The net proceeds from the offering of approximately $246.9 million, after deducting underwriting discounts and commissions and expenses, were used to retire $250.0 million in outstanding floating rate Senior Notes, which matured June 1, 2008. As of June 30, 2008, the Company had $249.8 million of 5.75% Senior Notes due 2011 and $248.9 million of 6% Senior Notes due 2018 issued and outstanding, net of discount.

In August 2007, we amended and restated our then existing revolving credit facility. The amended and restated revolving credit facility (the “Revolving Credit Facility”) permits borrowings of up to $400 million in principal amount. The Revolving Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $20 million sublimit for swingline loans. Swingline loans have short-term maturities and the remaining amounts outstanding under the Revolving Credit Facility become due and payable in August 2012. In addition, we have the right to request up to an additional $200 million over the permitted borrowings of $400 million, subject to the approval of our lenders at the time of the request. Depending on the amount of borrowings outstanding under this facility, the interest rate applicable to borrowings generally ranges from 30-40 basis points above LIBOR. We are charged various fees in connection with the Revolving Credit Facility, including a commitment fee based on the average daily unused portion of the commitment, totaling $163,000 for the nine months ended June 30, 2008. In addition, the Revolving Credit Facility charges a utilization fee on all outstanding loans and letters of credit when usage of the Revolving Credit Facility exceeds 62.5%, although there were no material fees for the nine months ended June 30, 2008. There were $40.0 million and $147.0 million in outstanding borrowings under the Revolving Credit Facility at June 30, 2008 and September 30, 2007, respectively.

In addition to the Revolving Credit Facility, we had available $161.2 million of unsecured, discretionary lines of credit at June 30, 2008, which expire at the bank’s discretion. There are no requirements for commitment fees or compensating balances in connection with these lines of credit and interest is at prevailing market rates. There was $12.5 million and $24.3 million in outstanding borrowings under these lines of credit at June 30, 2008 and September 30, 2007, respectively.

In May 2008, we entered into a Committed Credit Facility with a commercial bank to finance our acquisition of Innicor. There are no commitment fees required by this facility and the interest rate is based on market rates on the dates that amounts are borrowed. On June 30, 2008, there were $50.0 million in outstanding borrowings under this credit facility. This facility will expire in May 2009.

The Senior Notes, Revolving Credit Facility, and Committed Credit Facility include various customary covenants and other provisions, including the maintenance of certain profitability and solvency ratios, none of which materially restrict our activities. We are currently in compliance with all covenants imposed.

Note 6 Commitments and Contingencies

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

Newfield Litigation

On April 4, 2002, a jury rendered a verdict adverse to OSCA in connection with litigation pending in the United States District Court for the Southern District of Texas (Houston). The lawsuit, filed by Newfield Exploration on September 29, 2000, arose out of a blowout that occurred in 1999 on an offshore well owned by Newfield. The jury determined that OSCA’s negligence caused or contributed to the blowout and that it was responsible for 86% of the damages suffered by Newfield. The total damage amount awarded to Newfield was $15.6 million (excluding pre- and post-judgment interest). The Court delayed entry of the final judgment in this case pending the completion of the related insurance coverage litigation filed by OSCA against certain of its insurers and its former insurance broker. The Court elected to conduct the trial of the insurance coverage issues based upon the briefs of the parties. In the interim, the related litigation filed by OSCA against its former insurance brokers for errors and omissions in connection with the policies at issue in this case was stayed. On February 28, 2003, the Court issued its final judgment in connection with the Newfield claims, based upon the jury’s verdict. At the same time, the Court issued rulings adverse to OSCA in connection with its claim for insurance coverage. Motions for New Trial were denied by the Judge and the case was appealed to the U.S. Court of Appeals for the Fifth Circuit, both with regard to the liability case and the insurance coverage issues. The Fifth Circuit issued its ruling on April 12, 2006, finding against OSCA on the liability issues, but ruling in OSCA’s favor on insurance coverage. AISLIC filed a Motion for Re-hearing with the Fifth Circuit, which was denied. The case was remanded to the District Court in June 2006 for further consideration of one exclusion contained in the AISLIC policy. The District Court recently ruled that AISLIC owes an additional $4.3 million as the insurance policy covers portions of the damages incurred in the case. To date, approximately 50% of the judgment against OSCA has already been paid by AISLIC, due to the ruling by the Fifth Circuit. Upon remand, Newfield filed a motion to enforce its judgment against OSCA, which the court denied. Great Lakes Chemical Corporation, (which owned the majority of the outstanding shares of OSCA at the time of the acquisition) agreed to indemnify OSCA for 75% of any uninsured liability in excess of $3 million arising from the Newfield litigation. The case was settled during the third quarter of fiscal 2008. We adjusted the amount we had accrued accordingly, resulting in a $3.8 million reduction in general and administrative expense in the Corporate segment in the third quarter of fiscal 2008.

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

Environmental

We are conducting environmental investigations and remedial actions at current and former Company locations and, along with other companies, are currently named as a potentially responsible party at five waste disposal sites owned by third parties. We maintain a reserve, which is currently approximately $3.3 million, for such environmental matters. This represents management’s best estimate of our portion of future costs to be incurred. Insurance is also maintained for some environmental liabilities.

Lease and Other Long-Term Commitments

In 1999, we contributed certain pumping service equipment to a limited partnership, in which we own a 1% interest. The equipment is used to provide services to our customers for which we pay a service fee over a period of at least six years, but not more than 13 years, at approximately $12 million annually. This is accounted for as an operating lease. We assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46(R), Consolidation of Variable Interest Entities. However, we were not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 13 years. The balance of the deferred gain was $6.4 million and $9.0 million as of June 30, 2008 and September 30, 2007, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. In 2010, we have the option, but not the obligation, to purchase the pumping service equipment for approximately $46 million. We currently intend to exercise this option. The option price to purchase the equipment under the partnership depends in part on the fair market value of the equipment held by the partnership at the time the option is exercised, as well as other factors specified in the agreement.

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

We arrange for the issuance of a variety of bank guarantees, performance bonds and standby letters of credit. The vast majority of these are issued in connection with contracts we, or our subsidiary, have entered into with customers. The customer has the right to call on the bank guarantee, performance bond or standby letter of credit in the event that we, or our subsidiary, default in the performance of services. These instruments are required as a condition to being awarded the contract, and are typically released upon completion of the contract. We have also issued standby letters of credit in connection with a variety of our financial obligations, such as in support of fronted insurance programs, claims administration funding, certain employee benefit plans and temporary importation bonds. The following table summarizes our other commercial commitments as of June 30, 2008 (in thousands):

		Amount of commitment expiration per period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Standby Letters of Credit	$41,977	$41,967	$10	$—	$—
Guarantees	347,389	104,435	61,093	29,123	152,738

Total Other Commercial Commitments	$389,366	$146,402	$61,103	$29,123	$152,738

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

We and our Audit Committee also investigated a large volume of other payments made by us during the period of fiscal 1998 through 2004 in the Asia Pacific Region. We identified $1.7 million of payments that we believe were misappropriated by the former Region Controller, in addition to the $9.0 million originally identified. With respect to approximately $10 million of other payments, the investigations to date either have not been able to establish the legitimacy of the transactions reflected in the underlying documents or have not been able to resolve questions about the adequacy of the underlying documents to support the accounting entries. Some of these payments may have been proper, but the circumstances surrounding others suggest that theft, illegal payments or other improprieties may have been involved. All the above-referenced payments have been previously expensed, and therefore we believe that no additional expense is required to be recorded for such payments.

In June 2007, we filed a civil lawsuit against the former Region Controller seeking to recover any additional misappropriated funds and seeking an accounting of disbursements that could not be explained following the investigation. In July 2008 we reached a settlement of this litigation with the former Region Controller.

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

Note 7 Income Taxes

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

As of the date of adoption we had unrecognized tax benefits of $66.6 million, all of which, if recognized, would favorably affect the effective tax rate in the period in which recognized. During the third quarter of fiscal 2008 we recognized $8.9 million of previously unrecognized tax benefits as a result of the resolution of prior exposures. It is reasonably possible that approximately $6.5 million of unrecognized tax benefits could be realized in the next twelve months due to expiration of statutes of limitations and audit settlements for filing positions.

We recognize potential penalties and interest related to unrecognized tax benefits as a component of income tax expense. Interest and penalties that had been accrued as of the date of adoption of FIN 48 was $11.3 million. There has been no material change in this amount during the first nine months of fiscal 2008.

We file tax returns in the United States and approximately fifty countries and are subject to audits periodically, none of which is expected to have a material impact on our financial statements. Due to the uncertainty and various stages of such audits, we are unable to make reasonably reliable estimates of the period of any cash settlement related to our FIN 48 liabilities or whether any material net cash settlement will be required. The United States and Canada are our major taxing jurisdictions since these jurisdictions have the highest projected tax liability for the current year. The earliest open tax year subject to examination is 2005 for the United States and 1999 for Canada.

Note 8 Employee Benefit Plans

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

Defined Benefit Plans

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Service cost for benefits earned	$1,680	$1,604	$5,040	$4,812
Interest cost on projected benefit obligation	3,327	2,507	9,981	7,521
Expected return on plan assets	(2,903)	(2,341)	(8,709)	(7,023)
Recognized actuarial loss	604	760	1,812	2,280
Net amortization and deferral	(25)	(349)	(75)	(1,047)

Net periodic benefit cost	$2,683	$2,181	$8,049	$6,543

In fiscal 2008, we expect to contribute $17.4 million to our foreign defined benefit plans, which represents the legal or contractual minimum funding requirements and expected discretionary contributions. We have paid $8.8 million in non-discretionary contributions during the nine months ended June 30, 2008. These contributions have been and are expected to be funded by cash flows from operating activities.

In September 2006, we entered into an agreement to settle our obligation with respect to the U.S. defined benefit plan. Plan assets of approximately $72 million were used to purchase an insurance contract that is being used to fund the benefits and settle the plan. The proposed settlement requires approval from the Pension Benefit Guaranty Corporation and the Internal Revenue Service to relieve us of primary responsibility for the pension benefit obligation. Once regulatory approval is obtained, which is expected in fiscal 2008 or fiscal 2009, we will record a non-cash charge of approximately $21.6 million in connection with the settlement. This consists of $5.6 million of prepaid pension cost and $16.0 million of loss currently recognized in other comprehensive income. By relieving us of our obligation, the expense that would have otherwise been recognized over the remaining plan life will be accelerated to the period in which regulatory approval of the settlement is received.

Postretirement Benefit Plan

Below is the amount of net periodic benefit costs recognized under our Postretirement Benefit Plan (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Service cost for benefits attributed to service during the period	$1,033	$993	$3,099	$2,979
Interest cost on accumulated postretirement benefit obligation	914	825	2,742	2,475

Net periodic postretirement benefit cost	$1,947	$1,818	$5,841	$5,454

We expect to contribute $1.6 million to the postretirement plan in fiscal 2008, which represents the anticipated claims. We have made $0.7 million in postretirement contributions during the nine months ended June 30, 2008.

Note 9 New Accounting Standards

In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), Business Combinations, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently in the process of evaluating the impact of FSP 142-3 on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We will be required to adopt SFAS 161 in the first quarter of 2010. We currently do not have any derivative financial instruments subject to accounting or disclosure under SFAS 133; therefore, we do not expect the adoption of SFAS 161 to affect our consolidated statement of financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements, effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, FASB issued FASB Staff Position 157-2, delaying the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. SFAS 157 introduces a new definition of fair value, a fair value hierarchy (requiring market based assumptions be used, if available) and new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. We are currently in the process of evaluating the impact of SFAS 157 on our financial statements.

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

Market Conditions

Our worldwide operations are primarily driven by the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity. Drilling activity, in turn, is largely dependent on the price of crude oil and natural gas. Our results of operations also depend heavily on the pricing we receive from our customers, which depends on activity levels, availability of equipment and other resources, and competitive pressures. These market factors often lead to volatility in our revenue and profitability, especially in the United States and Canada, where we have historically generated in excess of 50% of our revenue. Historical market conditions are reflected in the table below:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2008	% Change	2007	2008	% Change	2007
Rig Count: (1)
U.S.	1,865	6%	1,756	1,808	4%	1,736
Canada	169	22%	139	344	-7%	370
International(2)	1,084	8%	1,003	1,049	7%	979
Commodity Prices (average):
Crude Oil (West Texas Intermediate)	$123.97	91%	$64.96	$104.19	71%	$60.99
Natural Gas (Henry Hub)	$11.38	51%	$7.53	$9.01	26%	$7.14

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Inc. rig count information.
(2)	Includes Mexico average rig count of 106 and 88 for the three-month periods ended June 30, 2008 and 2007, respectively, and 98 and 87 for the nine-month periods ended June 30, 2008 and 2007, respectively.

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

Results of Operations

Consolidated

(dollars in millions)

	Three Months Ended June 30,			Nine Months Ended June 30,
	2008	% Change	2007	2008	% Change	2007
Revenue	$1,328.2	15%	$1,152.5	$3,896.5	11%	$3,523.1
Operating income	206.9	-20%	257.8	646.0	-25%	864.3
Worldwide rig count(1)	3,118	8%	2,898	3,202	4%	3,085

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Inc. rig count information.

Results for the three months ended June 30, 2008 and 2007

Consolidated revenue for the three months ended June 30, 2008 increased 15% compared to the same period of fiscal 2007. The most significant factors for the revenue growth were a 32% increase in revenue from our Oilfield Services Group, which was led by our Process & Pipeline Services division, and a 9% increase in revenue from our U.S./Mexico Pressure Pumping operations due to increased activity levels. Revenue from our International and Canadian Pressure Pumping also improved from the prior year mostly due to increased activity in those markets. The worldwide average active drilling rigs increased 8% for the three months ended June 30, 2008 compared to the same period of fiscal 2007.

Despite all of our reportable segments showing revenue improvement for the three months ended June 30, 2008, consolidated operating income margin (consolidated operating income as a percentage of consolidated revenue) was greatly impacted by North America pressure pumping price declines since last year. Consolidated operating income margin for the third fiscal quarter of 2008 was 16% compared to 22% in the third quarter of fiscal 2007.

Results for the nine months ended June 30, 2008 and 2007

Consolidated revenue for the nine months ended June 30, 2008 increased 11% compared to the same period in fiscal year 2007, with all of our reportable segments showing revenue growth. Our Oilfield Services Group and International Pressure Pumping operations were the most significant contributors to the increase on a percentage basis, with our U.S/Mexico and Canada Pressure Pumping segments increasing at a lower rate as a result of lower pricing for our products and services partially offsetting the impact of higher activity in those markets.

For the nine months ended June 30, 2008, consolidated operating income margin was 17% compared to 25% for the same period of fiscal 2007, with the impact of North American price declines and rising fuel costs affecting operating income margin the most.

U.S./Mexico Pressure Pumping

(dollars in millions)

	Three Months Ended June 30,			Nine Months Ended June 30,
	2008	% Change	2007	2008	% Change	2007
Revenue	$706.7	9%	$646.7	$2,012.3	5%	$1,920.9
Operating income	146.8	-32%	215.4	455.4	-34%	688.3
U.S. rig count(1)	1,865	6%	1,756	1,808	4%	1,736
Mexico rig count(1)	106	20%	88	98	13%	87

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Inc. rig count information.

Results for the three months ended June 30, 2008 and 2007

U.S./Mexico Pressure Pumping operations third fiscal quarter 2008 revenue improved 9% with average active drilling rigs increasing 7% during the same period. The Rocky Mountain, East Texas, and Mid-Continent regions contributed the majority of the increase. Operating income margin declined as a result of lower prices for our products and services in the U.S. market as well as higher material, maintenance and fuel costs. With average U.S. pricing down approximately 18% from the third fiscal quarter of 2007, operating income margin decreased from 33% in the third quarter of fiscal 2007 to 21% in the third quarter of fiscal 2008.

Results for the nine months ended June 30, 2008 and 2007

For the nine months ended June 30, 2008, revenue increased 5% compared to the same period in the prior fiscal year. With average active drilling rigs also increasing 5%, almost all of the operating regions within U.S./Mexico Pressure Pumping contributed to the revenue improvement. However, a decline in prices compared to those seen in the prior year coupled with increased material and fuel costs caused operating income margin within our U.S./Mexico Pressure Pumping segment to decline. Operating income margin decreased from 36% for the nine months ended June 30, 2007 to 23% for the nine months ended June 30, 2008.

Canada Pressure Pumping

(dollars in millions)

	Three Months Ended June 30,			Nine Months Ended June 30,
	2008	% Change	2007	2008	% Change	2007
Revenue	$48.6	38%	$35.2	$308.8	15%	$268.7
Operating income/(loss)	(16.6)	23%	(21.6)	14.9	41%	10.6

Canadian rig count(1)	169	22%	139	344	-7%	370

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Inc. rig count information.

Results for the three months ended June 30, 2008 and 2007

Canadian Pressure Pumping revenue for the three months ended June 30, 2008 increased 38% compared to the same period in fiscal 2007 with average active drilling rigs increasing 22%. The third fiscal quarter is historically marked by lower activity in the Canadian region due to the annual Spring break up when snow and ice begin to melt and heavy equipment is not permitted on the roads. As the current year’s Spring break up period was approximately two weeks shorter than the fiscal 2007 period, activity levels for the three months ended June 30, 2008 increased compared to fiscal 2007.

Operating loss for the three months ended June 30, 2008 was $5.0 million less than the same period in the prior year, primarily as a result of increased activity and cost reduction measures, including asset redeployment and headcount reductions that we implemented in the third and fourth fiscal quarters of 2007 in response to weaker market conditions in Canada.

Results for the nine months ended June 30, 2008 and 2007

The 15% increase in revenue for Canada Pressure Pumping for the nine months ended June 30, 2008 is almost entirely due to the strengthening of the Canadian dollar. Relative to the U.S. dollar, the average Canadian dollar exchange rate increased 12% in the first nine months of fiscal 2008 compared to the same period in fiscal 2007, thereby increasing the U.S. dollar equivalent of revenues earned in Canada.

Operating income margin improved to 5% for the nine months ended June 30, 2008 from 4% in the prior year period, primarily as a result of the increased revenue and cost reduction initiatives that have been made in the region since the prior fiscal year.

International Pressure Pumping

(dollars in millions)

	Three Months Ended June 30,			Nine Months Ended June 30,
	2008	% Change	2007	2008	% Change	2007
Revenue	$316.9	14%	$277.3	$897.6	15%	$779.7
Operating income	45.2	6%	42.6	115.9	3%	112.1

International rig count, excluding Mexico(1)	978	7%	915	951	7%	891

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Inc. rig count information.

Results for the three months ended June 30, 2008 and 2007

The following table summarizes the percentage change in revenue for each of the operating segments within the International Pressure Pumping reportable segment, comparing the third fiscal quarter of 2008 with the comparable period of fiscal 2007:

% change in Revenue
Europe (1)	-8%
Middle East (1)	21%
Asia Pacific	5%
Russia	9%
Latin America (1)	30%

(1)	During the quarter ended March 31, 2008, we revised the internal management reporting structure of our pressure pumping operations in Africa, whose results of operations were previously reported in our Europe/Africa operating segment. Our North Africa results, including Algeria and Libya, are now included in our Middle East operating segment, while our West Africa results south of Nigeria, including Angola and Gabon, are now included in our Latin America operating segment. Nigeria and coastal areas north of there remain as part of our Europe operating segment. Prior period results have been revised to conform with the current presentation.

International Pressure Pumping revenue increased 14% in the third fiscal quarter of 2008 compared to the same period in the prior year, with our Middle East and Latin American operations being the most significant contributors. Revenue growth in the Middle East was attributable to new service contracts in North Africa and Kazakhstan, while our Latin America operations showed increased revenue as a result of an overall average drilling activity increase in Brazil, Venezuela, Argentina and Gabon. The international average active drilling rigs increased 7% for the three months ended June 30, 2008 compared to the same period in fiscal 2007.

Revenue in Asia Pacific increased 5% with increases in New Zealand and China being slightly offset by declines in Indonesia and Thailand. Average active drilling rigs in the region increased 11% for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. In Russia, revenue increased 9% as a result of increased fracturing activity.

The decline in revenue from our Europe operations relates almost entirely to the moving of our vessel that operated in the North Sea to India during the fourth quarter of fiscal 2007.

Operating income margin from our International Pressure Pumping operations for the third fiscal quarter of 2008 was 14%, down from 15% in the third quarter of fiscal 2007. Operating income improvements from Europe and Latin America were entirely offset by a decline in operating income from our Asia Pacific, Middle East, and Russian operations. In the Middle East, the dry docking of one of our offshore stimulation vessels for 70 days during the quarter negatively impacted the region’s operating income margin.

Results for the nine months ended June 30, 2008 and 2007

The following table summarizes the percentage change in revenue for each of the operating segments within the International Pressure Pumping reportable segment, comparing the nine months ended June 30, 2008 with the comparable period of fiscal 2007:

% change in Revenue
Europe (1)	-18%
Middle East (1)	29%
Asia Pacific	11%
Russia	-12%
Latin America (1)	33%

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

International Pressure Pumping revenue increased 15% for the nine months ended June 30, 2008 compared to the same period in fiscal 2007. As with the three months ended June 30, 2008, increased revenue from our Middle East and Latin American operations were significant contributors to the overall revenue increase. Our Middle East operations benefited from the introduction of two stimulation vessels into the Indian market as well as improved revenues from Algeria and activity increases in Saudi Arabia and Azerbaijan.

Our Latin American operations experienced significant growth in Brazil, Argentina, Gabon and Venezuela when comparing revenue for the first nine months of fiscal 2008 to the same period of fiscal 2007, primarily as a result of increased drilling and completion activity in those countries. Average active drilling rigs in the region increased 6% when compared to the same period in the prior year.

In Asia Pacific, revenue increased 11% with average active drilling rigs in the region also increasing 11%. Most major markets experienced revenue growth, except Thailand, which showed a decline in revenue due to project delays.

Declines in revenue from our offshore stimulation vessel in the North Sea due to its relocation to India, as well as a revenue decline from our Northern West Africa operations caused the 18% decrease in revenue for Europe during the period.

The decline in revenue in Russia was almost entirely due to the sale of the work-over rig business during the third quarter of fiscal 2007.

Operating income margin declined from 14% reported in the first nine months of fiscal 2007 to 13% in the current fiscal year, with declines in revenue from our Europe and Russia operations being the primary contributors to the lower operating income margin. Unusually harsh weather conditions in a number of areas earlier in the year, costs associated with two offshore stimulation vessels being dry docked for a portion of the first fiscal quarter and one for almost all of the third fiscal quarter, project delays and front-end project start-up costs in a number of international markets all contributed to the margin decline.

Oilfield Services Group

(dollars in millions)

	Three Months Ended June 30,			Nine Months Ended June 30,
	2008	% Change	2007	2008	% Change	2007
Revenue	$256.0	32%	$193.3	$677.9	17%	$553.7
Operating income	49.7	19%	41.8	127.5	15%	111.2

Results for the three months ended June 30, 2008 and 2007

The following table summarizes the percentage change in revenue for each of the operating segments within the Oilfield Services Group:

% Change in Revenue
Tubular Services	18%
Process & Pipeline Services	45%
Chemical Services	46%
Completion Tools	5%
Completion Fluids	31%

A 45% revenue increase from our Process and Pipeline Services division, due to an increase in large projects in the Middle East, Asia Pacific, and Canada and a 46% revenue increase from our Chemical Services division, due to increased U.S. activity levels, led the Oilfield Services Group’s 32% increase in revenue for the three months ended June 30, 2008, when compared to the same period in the prior year.

Our Tubular Services group benefited from increased international activity, while our Completion Tools division benefited from the inclusion of revenue from Innicor Subsurface Technologies Inc., which we acquired on May 21, 2008, and is included in our results for the last six weeks of the quarter. Excluding revenue from Innicor, Completion Tools revenue declined 9%. The increase in revenue from Completion Fluids was primarily the result of increased activity and sales of premium bromide-based fluids in the Gulf of Mexico.

Operating income margin for the Oilfield Services Group for the third fiscal quarter of 2008 was 19% compared to 22% in third fiscal quarter of fiscal 2007. Positive operating income margin contributions by our Process & Pipeline Services and Completion Fluids groups were offset by a decline in operating income from our Completion Tools division largely attributable to a $5.0 million provision for slow moving inventory recorded in the third quarter of fiscal 2008.

Results for the nine months ended June 30, 2008 and 2007

The following table summarizes the percentage change in revenue for each of the operating segments within the Oilfield Services Group:

% Change in Revenue
Tubular Services	10%
Process & Pipeline Services	54%
Chemical Services	31%
Completion Tools	19%
Completion Fluids	-21%

All of our operating segments within the Oilfield Services Group, except Completion Fluids, showed improved revenues for the first nine months of fiscal 2008 compared to the same period in the prior year. Our Process and Pipeline Services group benefited from increased international and domestic activity, while our Chemical Services group has benefited primarily from increased revenue from capillary services and U.S. activity levels. Our Completion Tools and Tubular Services group have each seen increased activity in international markets. The decline in our Completion Fluids group’s revenue is mostly due to a decline in revenue from offshore deepwater activity in the Gulf of Mexico.

Operating income margin for the nine months ended June 30, 2008 declined to 19% from 20% in the same period in the prior year. Positive contributions from our Process & Pipeline Services and Chemical Services groups were offset by flat or declining operating income margins from our other operating segments within the Oilfield Services Group.

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

We expect the 2008 fourth fiscal quarter U.S. market drilling activity to increase 3-4% compared to the 2008 fiscal third quarter. We expect pricing to remain generally comparable to what we experienced in the third quarter. As we move forward in this market, we will continue to focus on labor efficiency and cost control. We expect Canada to rebound in the fourth quarter, as the Spring break-up period is now over.

In the International Pressure Pumping segment, we are anticipating modest revenue improvement and slightly improved margins in the fourth fiscal quarter. The largest sequential improvement will likely be in the Middle East, now that our offshore stimulation vessel in India is back in service after being docked for repairs for most of the third fiscal quarter of 2008; and in Latin America, where we expect increased stimulation activity in the fourth fiscal quarter of 2008.

We anticipate sequential margin improvement for our Oilfield Services group. We anticipate fourth quarter improvement from Completion Tools and Tubular Services that will result in improved results for the group as a whole.

Other Expenses

The following table sets forth our other operating expenses (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Research and engineering	$18,563	$17,146	$54,674	$49,004
Marketing	29,400	27,450	89,996	79,338
General and administrative	40,401	35,630	118,683	106,471

Research and engineering: For the three and nine months ended June 30, 2008, research and engineering expense increased $1.4 million and $5.7 million, respectively, primarily due to increased personnel costs. As a percentage of revenue, research and engineering expense decreased to 1.4% for the three months ended June 30, 2008 from 1.5% for the same period in the prior fiscal year and was consistent at 1.4% for the nine months ended June 30, 2008 when compared to the prior fiscal year.

Marketing: These expenses increased for the three and nine months ended June 30, 2008, primarily due to increased personnel costs. As a percentage of revenue, marketing expense decreased to 2.2% for the three months ended June 30, 2008 from 2.4% for the same period in the prior fiscal year and was consistent at 2.3% for the nine months ended June 30, 2008 when compared to the prior fiscal year.

General and Administrative: For the three months ended June 30, 2008 general and administrative expenses increased as a result of increased personnel costs and depreciation expense. As a percentage of revenue general and administrative expense was 3.0 % for the three months ended June 30, 2008 compared to 3.1% for the same period in the prior fiscal year and was consistent at 3.0% for the nine months ended June 30, 2008 when compared to the prior fiscal year.

The following table shows a comparison of interest expense, interest income, and other expense, net (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Interest expense	$(6,596)	$(8,994)	$(21,407)	$(26,261)
Interest income	554	581	1,384	1,405
Other expense – net	(3,189)	(1,806)	(4,847)	(5,679)

Interest Expense and Interest Income: Interest expense decreased primarily as a result of lower average outstanding borrowings between the periods. Outstanding debt balances decreased from $707.1 million at June 30, 2007 to $601.2 million at June 30, 2008. Interest income was comparable with the same periods in the prior year. We expect fiscal year 2008 interest expense, net of interest income, to be approximately $28.0 million.

Other Expense, net:

Other expense, net is summarized as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Minority interest	$(3,817)	$(2,633)	$(6,761)	$(7,562)
Non-operating net foreign exchange (loss)/gain	(274)	(140)	259	(404)
Other, net	902	967	1,655	2,287

Other expense, net	$(3,189)	$(1,806)	$(4,847)	$(5,679)

The increase in other expense, net for the three months ended June 30, 2008 compared to the same period in fiscal 2007 relates almost entirely to an increase in minority interest expense due to increased profitability in certain international operations in which we have minority partners. Other expense decreased $0.8 million for the nine months ended June 30, 2008.

Income Tax Expense

Our effective tax rate decreased from 32.0% for the three months ended June 30, 2007 to 28.3% for the three months ended June 30, 2008, primarily due to a greater percentage of income earned in international tax jurisdictions, an increase in the domestic production activity deduction in the U.S., and the recognition of $8.9 million in unrealized tax benefits as a result of the resolution of prior exposures.

Our effective tax rate decreased from 32.3% for the nine months ended June 30, 2007 to 29.0% for the nine months ended June 30, 2008, primarily due to the effect of a statutory income tax rate decrease in Canada, a greater percentage of income earned in international tax jurisdictions, an increase in the domestic production activity deduction in the U.S.

Liquidity and Capital Resources

Historical Cash Flow

The following table sets forth historical cash flows (in millions):

	Nine Months Ended June 30,
	2008	2007
Cash flow from operations	$586.0	$617.5
Cash used in investing	(477.7)	(593.5)
Cash used in financing	(82.8)	(51.1)
Effect of exchange rate changes on cash	(1.2)	(.1)

Change in cash and cash equivalents	$24.3	$(27.2)

Lower cash flow from operations for the first nine months of fiscal 2008 compared to the 2007 period was primarily the result of lower profitability in the U.S. and Canada. Both markets experienced significant pricing pressure in addition to increased material, fuel and labor costs. Working capital increased $411.6 million, primarily due to the scheduled payment of $250.0 million of Senior Notes in June 2008 and a $68.7 million net reduction in short term borrowings. Significant uses of cash from operations in fiscal 2008 were a $69.1 million reduction in accounts payable due to lower capital spending for fiscal 2008 and a $29.6 million increase in accounts receivable primarily as a result of increased revenues, particularly in the international sector.

The cash flow used in investing during the nine months ended June 30, 2008 was almost entirely due to $433.6 million of purchases of property, plant, and equipment and the acquisition of Innicor Subsurface Technologies Inc. in May 2008 for $54.4 million.

Cash flows used in financing consisted of $68.7 million, net, in payments of short term borrowings and a $43.9 million payment of dividends during the nine months ended June 30, 2008. We also received proceeds in the amount of $25.0 million from employee stock purchases and stock option exercises during the first nine months of fiscal 2008. Further investing activities during the period included the payment of $250.0 million of Senior Notes in June 2008 as well as the issuance of 6% Senior Notes due 2018 for $246.9 million in proceeds in May 2008.

Liquidity and Capital Resources

Cash flows from operations are expected to be our primary source of liquidity for the remainder of fiscal 2008. Our sources of liquidity also include cash and cash equivalents of $82.5 million at June 30, 2008 and the available financing facilities listed below (in millions):

Financing Facility	Expiration	Borrowings at June 30, 2008	Available at June 30, 2008
Revolving Credit Facility	August 2012	$40.0	$360.0
Discretionary	Various times within the next 12 months	12.5	161.2

On May 19, 2008, we completed a public offering of $250.0 million of 6.00% Senior Notes due 2018. The net proceeds from the offering of approximately $246.9 million, after deducting underwriting discounts and commissions and expenses, were used to retire $250.0 million in outstanding floating rate Senior Notes, which matured June 1, 2008. As of June 30, 2008, the Company had $249.8 million of the 5.75% Senior Notes due 2011 and $248.9 million of the 6% Senior Notes due 2018 issued and outstanding, net of discount.

Our amended and restated revolving credit facility (the “Revolving Credit Facility”) permits borrowings of up to $400 million in principal amount. The Revolving Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $20 million sublimit for swingline loans. Swingline loans have short-term maturities and the remaining amounts outstanding under the Revolving Credit Facility become due and payable in August 2012. In addition, we have the right to request up to an additional $200 million over the permitted borrowings of $400 million, subject to the approval of our lenders at the time of the request. Depending on the amount of borrowings outstanding under this facility, the interest rate applicable to borrowings generally ranges from 30-40 basis points above LIBOR. We are charged various fees in connection with the Revolving Credit Facility, including a commitment fee based on the average daily unused portion of the commitment, totaling $163,000 for the nine months ended June 30, 2008. In addition, the Revolving Credit Facility charges a utilization fee on all outstanding loans and letters of credit when usage of the Revolving Credit Facility exceeds 62.5%, although there were no material fees for the nine months ended June 30, 2008. There were $40.0 million and $147.0 million in outstanding borrowings under the Revolving Credit Facility at June 30, 2008 and September 30, 2007, respectively.

In addition to the Revolving Credit Facility, we had available $161.2 million of unsecured, discretionary lines of credit at June 30, 2008, which expire at the bank’s discretion. There are no requirements for commitment fees or compensating balances in connection with these lines of credit, and interest is at prevailing market rates. There was $12.5 million and $24.3 million in outstanding borrowings under these lines of credit at June 30, 2008 and September 30, 2007, respectively.

In May 2008, we entered into a Committed Credit Facility with a commercial bank to finance our acquisition of Innicor Subsurface Technologies Inc. There are no commitment fees required by this facility, and the interest rate is based on market rates on the dates that amounts are borrowed. On June 30, 2008, there were $50.0 million in outstanding borrowings under this credit facility. This facility will expire in May 2009.

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

Cash Requirements

We anticipate capital expenditures to be approximately $640 million in fiscal 2008. We spent $433.6 million for capital expenditures during the nine months ended June 30, 2008. The fiscal 2008 capital expenditure program consists primarily of capital for facilities, new pressure pumping equipment, new equipment for our Oilfield Services Group, and capital to extend the useful life of existing assets. In 1998, we embarked on a program to replace our aging U.S. fracturing pump fleet with new, more efficient and higher horsepower pressure pumping equipment. We have since expanded the U.S. fleet recapitalization initiative to include additional equipment, such as cementing, nitrogen and acidizing equipment and have made significant progress in adding new equipment. However, much of the older equipment still remains in operation due to the increases in market activity. We plan to continue adding new equipment to our fleet and the market activity level at the time the equipment is ready for use will determine if the new equipment will be used for expansion or used as replacement assets. At the end of fiscal 2007, approximately 20% of our U.S. fleet remained candidates for future replacement as part of our recapitalization initiative. The actual amount of fiscal 2008 capital expenditures will depend primarily on maintenance requirements and expansion opportunities and our ability to execute our budgeted capital expenditures.

In fiscal 2008, our minimum pension and postretirement funding requirements are anticipated to be approximately $19.0 million. We contributed $9.5 million during the nine months ended June 30, 2008.

We paid cash dividends in the amount of $.05 per common share on a quarterly basis totaling $58.6 million in fiscal 2007 and $43.9 million for the first nine months of fiscal 2008. We have declared a cash dividend in the amount of $.05 per common share, payable October 14, 2008 to shareholders of record at the close of business on September 15, 2008.

As of June 30, 2008, the Company had $249.8 million of 5.75% Senior Notes due 2011 and $248.9 million of 6% Senior Notes due 2018 issued and outstanding, net of discount. We expect cash paid for interest expense to be approximately $29.3 million in fiscal 2008.

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

Investigations Regarding Misappropriation and Possible Illegal Payments

We have had discussions with the DOJ and SEC regarding our internal investigation and certain other matters described in Note 6 of our unaudited condensed consolidated financial statements. It is not possible to accurately predict at this time when any of these matters will be resolved. Based on current information, we cannot predict the outcome of such investigations, whether we will reach resolution through such discussions or what, if any, actions may be taken by the DOJ, SEC or other authorities or the effect the foregoing may have on our consolidated financial statements.

Off Balance Sheet Transactions

In 1999, we contributed certain pumping service equipment to a limited partnership, in which we own a 1% interest. The equipment is used to provide services to our customers for which we pay a service fee over a period of at least six years, but not more than 13 years, at approximately $12 million annually. This is accounted for as an operating lease. We assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46(R), Consolidation of Variable Interest Entities. However, we were not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 13 years. The balance of the deferred gain was $6.4 million and $9.0 million as of June 30, 2008 and September 30, 2007, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. In September 2010, we have the option, but not the obligation, to purchase the pumping service equipment for approximately $46 million. We currently intend to exercise this option. The option price to purchase the equipment under the partnership depends in part on the fair market value of the equipment held by the partnership at the time the option is exercised, as well as other factors specified in the agreement.

Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), Business Combinations, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently in the process of evaluating the impact of FSP 142-3 on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We will be required to adopt SFAS 161 in the first quarter of 2010. We currently do not have any derivative financial instruments subject to accounting or disclosure under SFAS 133; therefore, we do not expect the adoption of SFAS 161 to affect our consolidated statement of financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. Under SFAS 159, companies that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. In addition, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 is effective the beginning of an entity’s first fiscal year beginning after November 15, 2007 and is to be applied prospectively, unless the entity elects early adoption. We will adopt SFAS 159 on October 1, 2008 and will elect not to apply the fair value option.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements, effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, FASB issued FASB Staff Position 157-2, delaying the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. SFAS 157 introduces a new definition of fair value, a fair value hierarchy (requiring market based assumptions be used, if available) and new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. We are currently in the process of evaluating the impact of SFAS 157 on our financial statements.

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

On October 1, 2007, we adopted the provisions of FIN 48. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefit from an uncertain tax position is to be recognized when it is more likely than not, based on the technical merits of the position, that the position will be sustained on examination by the taxing authorities. Additionally, the amount of the tax benefit to be recognized is the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. There have been no other material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies disclosed in our Form 10-K for the fiscal year ended September 30, 2007.

Forward Looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 concerning, among other things, our prospects, expected revenue, expenses and profits, developments and business strategies for our operations, all of which are subject to certain risks, uncertainties and assumptions. These forward-looking statements are identified in statements described as “Outlook” and by their use of terms and phrases such as “expect,” “estimate,” “project,” “forecast,” “believe,” “achievable,” “anticipate”, “should” and similar terms and phrases. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Such statements are subject to:

•	fluctuating prices of crude oil and natural gas,

•	conditions in the oil and natural gas industry, including drilling activity,

•	reduction in prices or demand for our products and services and level of acceptance of price book increases in our markets,

•	general global economic and business conditions,

•	international political instability, security conditions, hostilities, and declines in customer activity due to adverse local and regional conditions,

•	our ability to expand our products and services (including those we acquire) into new geographic markets,

•	our ability to grow businesses we have acquired such that our investment can be fully realized,

•	our ability to generate technological advances and compete on the basis of advanced technology,

•	our ability to attract and retain skilled, trained personnel to provide technical services and support for our business,

•	our ability to procure sufficient supplies of materials essential to our business, such as cement, proppants (including sand), certain chemicals, and specialty metals.

•	risks from operating hazards such as fire, explosion, blowouts and oil spills,

•	litigation for which insurance and customer agreements do not provide protection,

•	adverse consequences that may be found in or result from internal investigations, including potential financial and business consequences and governmental actions, proceedings, charges or penalties,

•	changes in currency exchange rates,

•	severe weather conditions, including hurricanes, that affect conditions in the oil and natural gas industry,

•	the business opportunities that may be presented to and pursued by us,

•	competition and consolidation in our business, including the addition of new competitors and new capacity in North America.,

•	changes in law or regulations and other factors, many of which are beyond our control, and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

There have been no material changes during the period ended June 30, 2008 in our “Quantitative and Qualitative Disclosures About Market Risk” as discussed in our Form 10-K for the fiscal year ended September 30, 2007.

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

The information regarding litigation and environmental matters described in Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes during the period ended June 30, 2008 in our “Risk Factors” as discussed in our Form 10-K for the fiscal year ended September 30, 2007, except as noted below:

A variety of regulatory developments, proposals or requirements have been introduced in the domestic and international regions in which we operate that are focused on restricting the emission of carbon dioxide, methane and other greenhouse gases. Among these developments are the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol” (an internationally applied protocol, which has been ratified in Canada, one of our reporting segments), the Regional Greenhouse Gas Initiative or “RGGI” in the Northeastern United States, and the Western Regional Climate Action Initiative in the Western United States. Also, in 2007, the U.S. Supreme Court held in Massachusetts, et al. v. EPA that greenhouse gases are an “air pollutant” under the federal Clean Air Act and thus subject to future regulation. These developments may curtail production and demand for fossil fuels such as oil and gas in areas of the world where our customers operate and thus adversely affect future demand for our products and services, which may in turn adversely affect our future results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Third Supplemental Indenture, dated May 19, 2008, between BJ Services Company, as issuer, and Wells Fargo Bank, N.A., as trustee, including form of note (incorporated by reference from Form 8-K filed May 23, 2008).

31.1	Section 302 certification for J. W. Stewart

31.2	Section 302 certification for Jeffrey E. Smith

32.1	Section 906 certification furnished for J. W. Stewart

32.2	Section 906 certification furnished for Jeffrey E. Smith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

BJ Services Company
(Registrant)

Date: August 8, 2008	By:	/s/ J. W. Stewart
J. W. Stewart
Chairman of the Board, President and Chief Executive Officer

Date: August 8, 2008	By:	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Senior Vice President - Finance and Chief Financial Officer