Form 10-Q
period 2008-12-31
BJ SERVICES CO
filed 2009-02-09
CIK 864328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

There were 292,047,441 shares of the registrant’s common stock, $0.10 par value, outstanding as of February 2, 2009.

BJ SERVICES COMPANY

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BJ SERVICES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended December 31,
	2008	2007
Revenue	$1,431,642	$1,285,065
Operating expenses:
Cost of sales and services	1,099,232	950,450
Pension settlement	21,695	—
Research and engineering	17,120	17,198
Marketing	30,745	28,832
General and administrative	42,421	36,630
Loss (gain) on disposal of assets, net	28	(626)

Total operating expenses	1,211,241	1,032,484

Operating income	220,401	252,581

Interest expense	(6,081)	(7,862)
Interest income	515	474
Other income (expense), net	1,452	(2,711)

Income before income taxes	216,287	242,482
Income tax expense	67,049	70,298

Net income	$149,238	$172,184

Earnings per share:
Basic	$0.51	$0.59
Diluted	$0.51	$0.58

Weighted-average shares outstanding:
Basic	292,685	292,627
Diluted	293,910	295,284

The accompanying notes are an integral part of these condensed consolidated financial statements

BJ SERVICES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

(In thousands)

	December 31, 2008	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$173,367	$150,254
Receivables, net	1,124,304	1,151,236
Inventories, net:
Products	294,666	291,857
Work in process	20,652	22,418
Parts	197,893	193,600

Total inventories	513,211	507,875
Deferred income taxes	31,725	28,097
Prepaid expenses	64,532	83,065
Other current assets	45,540	40,623

Total current assets	1,952,679	1,961,150

Property, net	2,321,031	2,312,949
Deferred income taxes	20,161	20,859
Goodwill	975,475	975,451
Investments and other assets	53,145	51,499

Total assets	$5,322,491	$5,321,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$509,531	$554,615
Short-term borrowings	54,582	57,610
Accrued employee compensation and benefits	112,517	148,451
Income and other taxes	76,219	86,549
Other accrued liabilities	178,891	172,995

Total current liabilities	931,740	1,020,220

Long-term debt	498,775	498,730
Deferred income taxes	162,847	153,923
Other long-term liabilities	225,510	207,228
Commitments and contingencies
Stockholders’ equity	3,503,619	3,441,807

Total liabilities and stockholders’ equity	$5,322,491	$5,321,908

The accompanying notes are an integral part of these condensed consolidated financial statements

BJ SERVICES COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER

COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Common Shares Outstanding	Common Stock	Capital In Excess of Par	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, September 30, 2008	294,232	$34,752	$1,100,977	$(1,411,739)	$3,677,258	$40,559	$3,441,807

Comprehensive income:
Net income	—	—	—	—	149,238	—
Other comprehensive income, net of tax:
Cumulative translation adjustments	—	—	—	—	—	(60,720)
Pension settlement, net of tax	—	—	—	—	—	10,083
Comprehensive income							98,601
Dividends declared	—	—	—	—	(14,602)	—	(14,602)
Treasury stock purchase	(3,467)	—	—	(44,190)	—	—	(44,190)
Re-issuance of treasury stock for:
Stock purchase plan	769	—	—	19,630	(7,474)	—	12,156
Stock options	372	—	—	16,657	(15,958)	—	699
Other stock awards	136	—	(3,463)	3,463	—	—	—
Stock based compensation	—	—	8,930	—	—	—	8,930
Tax benefit from exercise of options	—	—	218	—	—	—	218

Balance, December 31, 2008	292,042	$34,752	$1,106,662	$(1,416,179)	$3,788,462	$(10,078)	$3,503,619

The accompanying notes are an integral part of these condensed consolidated financial statements

BJ SERVICES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$149,238	$172,184
Adjustments to reconcile net income to cash provided by operating activities:
Pension settlement	21,695	—
Depreciation and amortization	70,656	62,766
Minority interest expense	3,179	3,069
Loss (gain) on disposal of assets, net	28	(626)
Stock-based compensation expense	8,383	8,464
Excess tax benefits from stock-based compensation	(1,038)	(3,081)
Deferred income tax (benefit) expense	11,479	(8,299)
Changes in:
Receivables	39,717	(21,917)
Inventories	(2,400)	45
Prepaid expenses	19,566	23,727
Other current assets	(13,502)	2,523
Accounts payable	(52,175)	(45,471)
Accrued employee compensation and benefits	(35,934)	(5,923)
Current income tax	(4,370)	37,549
Other current liabilities	340	(16,849)
Other, net	(14,255)	(4,406)

Net cash provided by operating activities	200,607	203,755

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(117,298)	(161,797)
Proceeds from disposal of assets	1,078	3,827

Net cash used in investing activities	(116,220)	(157,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term borrowings, net	(3,028)	(46,720)
Dividends paid to shareholders	(14,709)	(14,584)
Purchase of treasury stock	(44,190)	—
Excess tax benefits from stock-based compensation	1,038	3,081
Net proceeds from exercise of stock options and stock purchase plan	5,634	6,965
Distributions to minority interest partners	(1,090)	—

Net cash used in financing activities	(56,345)	(51,258)

Effect of exchange rate changes on cash	(4,929)	892

Increase (decrease) in cash and cash equivalents	23,113	(4,581)
Cash and cash equivalents at beginning of period	150,254	58,199

Cash and cash equivalents at end of period	$173,367	$53,618

Cash Paid for Interest and Taxes:
Interest, net of capitalized interest of $1,588 and $2,279	$14,108	$11,256
Taxes	18,845	15,074

The accompanying notes are an integral part of these condensed consolidated financial statements

BJ SERVICES COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 General

In our opinion, the unaudited condensed consolidated financial statements of BJ Services Company (the “Company”) include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of our financial position as of December 31, 2008, our results of operations for the three-month periods ended December 31, 2008 and 2007, our statement of stockholders’ equity and other comprehensive income for the three-month period ended December 31, 2008, and our cash flows for the three-month periods ended December 31, 2008 and 2007. The condensed consolidated statement of financial position at September 30, 2008 is derived from the September 30, 2008 audited consolidated financial statements. Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and cash flows for the three-month period ended December 31, 2008 are not necessarily indicative of the results to be expected for the full year.

Note 2 Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive instruments (stock options, employee stock purchase plan, stock incentive awards, bonus stock and director stock awards) less the number of treasury shares assumed to be purchased with the exercise proceeds using the average market price of our common stock for each of the periods presented.

The following table presents information necessary to calculate earnings per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended December 31,
	2008	2007
Net income	$149,238	$172,184
Weighted-average common shares outstanding	292,685	292,627

Basic earnings per share	$0.51	$0.59

Weighted-average common and dilutive potential common shares outstanding:
Weighted-average common shares outstanding	292,685	292,627
Assumed exercise of dilutive instruments (1)	1,225	2,657

Weighted-average dilutive shares outstanding	293,910	295,284

Diluted earnings per share	$0.51	$0.58

(1)	For the three months ended December 31, 2008 and 2007, 12.7 million and 3.1 million stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 3 Segment Information

We currently have thirteen operating segments for which separate financial information is available and that have separate management teams that are engaged in oilfield services. The results for these operating segments are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The operating segments have been aggregated into four reportable segments: U.S./Mexico Pressure Pumping, Canada Pressure Pumping, International Pressure Pumping and the Oilfield Services Group. We revised our internal management reporting structure in fiscal 2009, moving our U.S. service tool business, which previously had been reported within the U.S./Mexico Pressure Pumping segment, into the completion tools division of our Oilfield Services Group. All periods presented have been recast to conform to the new reporting structure.

The U.S./Mexico Pressure Pumping segment has two operating segments that provide cementing services and stimulation services (consisting of fracturing, acidizing, sand control, nitrogen and coiled tubing services) throughout the United States and Mexico. These two operating segments have been aggregated into one reportable segment because they offer the same type of services, have similar economic characteristics, have similar production processes and use the same methods to provide their services.

The Canada Pressure Pumping segment has one operating segment. Like U.S./Mexico Pressure Pumping, it provides cementing and stimulation services. These services are provided to customers in major oil and natural gas producing areas of Canada.

The International Pressure Pumping segment has five operating segments. Similar to U.S./Mexico and Canada Pressure Pumping, it provides cementing and stimulation services. These services are provided to customers in more than 50 countries in the major international oil and natural gas producing areas of Europe, the Middle East, Asia Pacific, Russia and Latin America. These operating segments have been aggregated into one reportable segment because they have similar economic characteristics, offer the same type of services, have similar production processes and use the same methods to provide their services. They also serve the same or similar customers, which include major multi-national, independent and national or state-owned oil companies.

The Oilfield Services Group segment has five operating segments. These operating segments provide oilfield services such as casing and tubular services, process and pipeline services, chemical services, completion tools and completion fluids services in the United States and in select markets internationally. These operating segments have been aggregated into one reportable segment as they all provide other oilfield services, serve same or similar customers and some of the operating segments share resources.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of the Notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended September 30, 2008. Operating segment performance is evaluated based on operating income. Intersegment sales and transfers are not material.

Summarized financial information concerning our segments is shown in the following table. The “Corporate” column includes corporate expenses, including the $21.7 million pension settlement charge discussed in Note 6, and assets not allocated to the operating segments.

	U.S./Mexico Pressure Pumping	Canada Pressure Pumping	International Pressure Pumping	Oilfield Services Group	Corporate	Total
	(in thousands)
Three Months Ended December 31, 2008
Revenue	$721,546	$131,810	$328,968	$249,318	$—	$1,431,642
Operating income (loss)	151,885	28,843	45,559	41,195	(47,081)	220,401
Identifiable assets	1,762,107	480,365	1,507,003	983,027	589,989	5,322,491

Three Months Ended December 31, 2007
Revenue	$654,142	$121,346	$288,512	$221,065	$—	$1,285,065
Operating income (loss)	180,088	16,992	35,925	41,967	(22,391)	252,581
Identifiable assets	1,589,266	546,694	1,359,646	937,127	398,803	4,831,536

A reconciliation from the segment information to consolidated income before income taxes is set forth below (in thousands):

	Three Months Ended December 31,
	2008	2007
Total operating income for reportable segments	$220,401	$252,581
Interest expense	(6,081)	(7,862)
Interest income	515	474
Other income (expense), net	1,452	(2,711)

Income before income taxes	$216,287	$242,482

Note 4 Acquisitions

On May 21, 2008, we acquired all of the outstanding shares of Innicor Subsurface Technologies Inc. (“Innicor”) for a purchase price of $54.4 million, including transaction costs, which resulted in an increase of $38.1 million in total current assets, $14.5 million in property and equipment, $0.7 million in intangible assets, $11.2 million in current liabilities, $3.1 million in long-term liabilities and $15.4 million of goodwill. Innicor designs, manufactures and provides tools and equipment utilized in the completion and production phases of oil and gas well development in Canada and select international markets. This business complements our completion tools business in the Oilfield Services Group. Pro forma financial information for this acquisition is not included as it is not material to our financial statements.

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

Asbestos Litigation

In August 2004, certain predecessors of ours, along with numerous other defendants were named in four lawsuits filed in the Circuit Courts of Jones and Smith Counties in Mississippi. These four lawsuits included 118 individual plaintiffs alleging that they suffer various illnesses from exposure to asbestos and seeking damages. The lawsuits assert claims of unseaworthiness, negligence, and strict liability, all based upon the status of our predecessors as Jones Act employers. The plaintiffs were required to complete data sheets specifying the companies they were employed by and the asbestos-containing products to which they were allegedly exposed. Through this process, approximately 25 plaintiffs have identified us or our predecessors as their employer. Amended lawsuits were filed by four individuals against us and the remainder of the original claims (114) were dismissed. Of these four lawsuits, three failed to name us as an employer or manufacturer of asbestos-containing products so we were thereby dismissed. Subsequently an individual from one of these lawsuits brought his own action against us. As a result, we are currently named as an employer in two of the Mississippi lawsuits. It is possible that as many as 21 other claimants who identified us or our predecessors as their employer could file suit against us, but they have not done so at this time. Only minimal medical information regarding the alleged asbestos-related disease suffered by the plaintiffs in the two lawsuits has been provided. Accordingly, we are unable to estimate our potential exposure to these lawsuits. We and our predecessors in the past maintained insurance which may be available to respond to these claims. In addition to the Jones Act cases, we have been named in a small number of additional asbestos cases. The allegations in these cases vary, but generally include claims that we provided some unspecified product or service which contained or utilized asbestos or that an employee was exposed to asbestos at one of our facilities or customer job sites. Some of the allegations involve claims that we are the successor to the Byron Jackson Company. To date, we have been successful in obtaining dismissals of such successor cases without any payment in settlements or judgments, although some remain pending at the present time. We intend to defend ourselves vigorously in all of these cases based on the information available to us at this time. We do not expect the outcome of these lawsuits, individually or collectively, to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these lawsuits or additional similar lawsuits, if any, that may be filed.

Halliburton – Python Litigation

On December 21, 2007, Halliburton Energy Services, Inc. (“Halliburton”) re-filed a prior suit against us and another oilfield services company for patent infringement in connection with drillable bridge plug tools. These tools are used to isolate portions of a well for stimulation work, after which the plugs are milled out using coiled tubing or a workover rig. Halliburton claims that our tools (offered under the trade name “Python”) and tools offered by the other company infringe various patents for a tool constructed of composite material. The lawsuit was filed in the United States District Court for the Northern District of Texas (Dallas). This lawsuit arises from litigation filed in 2003 by Halliburton regarding the patents at issue. The earlier case was dismissed without prejudice when Halliburton sought a re-examination of the patents by the United States Patent and Trademark Office on July 6, 2004. The parties have filed briefs with the Court arguing their positions on the construction of the coverage of Halliburton’s patent. We expect that the Court will either issue a ruling or schedule a hearing on these issues within the next few months. We do not expect the outcome of this matter to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of this matter or future lawsuits, if any, that may be filed.

Halliburton – OptiFrac Litigation

In December 2008, Halliburton filed a lawsuit against us in the Eastern District of Texas (Marshall) and another lawsuit in Toronto, Canada against us and another oilfield services company for patent infringement. In both suits, Halliburton claims that our coiled tubing perforating system (“OptiFrac”) infringes various patents for a coiled tubing fracturing system marketed by Halliburton. We are in the process of analyzing the methods, claims and causes of action alleged by Halliburton in the suits. We do not expect the outcome of these matters to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters or future lawsuits, if any, that may be filed.

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

The DOJ, SEC and other authorities have a broad range of civil and criminal sanctions under the U.S. Foreign Corrupt Practices Act (“FCPA”) and other laws, which they may seek to impose in appropriate circumstances. Recent civil and criminal settlements with a number of public corporations and individuals have included multi-million dollar fines, disgorgement, injunctive relief, guilty pleas, deferred prosecution agreements and other sanctions, including requirements that corporations retain a monitor to oversee compliance with the FCPA. We cannot predict what, if any, actions may be taken by the DOJ, SEC or other authorities or the effect the foregoing may have on our consolidated financial statements.

Environmental

We are conducting environmental investigations and remedial actions at current and former Company locations and, along with other companies, are currently named as a potentially responsible party at five waste disposal sites owned by third parties. At December 31, 2008 and September 30, 2008, we had reserved approximately $4.5 million and $4.6 million, respectively, for such environmental matters. This represents management’s best estimate of our portion of future costs to be incurred. Insurance is also maintained for some environmental liabilities.

Lease and Other Long-Term Commitments

In 1999, we contributed certain pumping service equipment to a limited partnership, in which we own a 1% interest. The equipment is used to provide services to our customers for which we pay a service fee over a period of at least six years, but not more than 13 years, at approximately $12 million annually. This is accounted for as an operating lease. We assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46(R), Consolidation of Variable Interest Entities. However, we were not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 13 years. The balance of the deferred gain was $3.4 million and $4.2 million as of December 31, 2008 and September 30, 2008, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. As a result of such substitutions, the deferred gain was reduced by $0.5 million in the three-month period ended December 31, 2008. In 2010, we have the option, but not the obligation, to purchase the pumping service equipment for approximately $46 million. We currently intend to exercise this option. The option price to purchase the equipment under the partnership depends in part on the fair market value of the equipment held by the partnership at the time the option is exercised, as well as other factors specified in the agreement.

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

We arrange for the issuance of a variety of bank guarantees, performance bonds and standby letters of credit. The vast majority of these are issued in connection with contracts we, or our subsidiaries, have entered into with customers. The customer has the right to call on the bank guarantee, performance bond or standby letter of credit in the event that we, or our subsidiaries, default in the performance of services. These instruments are required as a condition to being awarded the contract, and are typically released upon completion of the contract. We have also issued standby letters of credit in connection with a variety of our financial obligations, such as in support of fronted insurance programs, claims administration funding, certain employee benefit plans and temporary importation bonds. The following table summarizes our other commercial commitments as of December 31, 2008 (in thousands):

Other Commercial Commitments		Amount of commitment expiration per period
	Total Amounts Committed	Less than 1 Year	1–3 Years	4–5 Years	Over 5 Years
Standby letters of credit	$34,462	$34,462	$—	$—	$—
Guarantees	177,905	72,683	50,553	46,007	8,662

Total other commercial commitments	$212,367	$107,145	$50,553	$46,007	$8,662

Note 6 Employee Benefit Plans

We have defined benefit pension plans and a postretirement benefit plan covering certain employees, which are described in more detail in Note 9 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

In September 2006, we entered into an agreement with an insurance company to settle our obligation with respect to the U.S. defined benefit plan. Plan assets of approximately $72 million were used to purchase an insurance contract that is being used to fund the benefits and settle the plan. In December 2008, we received approval from the Pension Benefit Guaranty Corporation and the Internal Revenue Service and were relieved of primary responsibility for the pension benefit obligation. Consequently, we recorded a non-cash pre-tax charge of $21.7 million in connection with the settlement in the first fiscal quarter of 2009. This charge resulted in a $5.7 million reduction in prepaid pension cost and a $16.0 million reduction in accumulated other comprehensive income, with a tax effect of $5.9 million.

Below is the amount of net periodic benefit costs recognized under our foreign defined benefit plans (in thousands):

	Three Months Ended December 31,
	2008	2007
Service cost for benefits earned	$1,654	$1,680
Interest cost on projected benefit obligation	3,449	3,327
Expected return on plan assets	(2,829)	(2,903)
Recognized actuarial loss	615	604
Net amortization and deferral	—	(25)

Net pension cost	$2,889	$2,683

In fiscal 2009, we expect to contribute a total of $17.7 million to the defined benefit plans, which represents the legal or contractual minimum funding requirements and expected discretionary contributions. We have paid $3.5 million in contributions to defined benefit pension plans during the three months ended December 31, 2008. These contributions have been and are expected to be funded by cash flows from operating activities.

Below is the amount of net periodic benefit costs recognized under our postretirement benefit plan (in thousands).

	Three Months Ended December 31,
	2008	2007
Service cost for benefits attributed to service during the period	$865	$1,033
Interest cost on accumulated postretirement benefit obligation	919	914
Net amortization and deferral	(327)	—

Net postretirement benefit cost	$1,457	$1,947

We expect to contribute a total of $1.6 million to the postretirement benefit plan in fiscal 2009, which represents the anticipated cost of participant claims. We have made $0.3 million in postretirement contributions during the three months ended December 31, 2008.

Note 7 New Accounting Standards

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

This statement is effective for business combinations occurring on or after the beginning of the first annual reporting period beginning after December 15, 2008. We will adopt SFAS 141(R) on October 1, 2009 for acquisitions beginning on or after that date.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. Under SFAS 159, companies that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. In addition, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 is effective at the beginning of an entity’s first fiscal year beginning after November 15, 2007 and is to be applied prospectively, unless the entity elects early adoption. Consequently, we adopted SFAS 159 effective October 1, 2008 and elected not to apply the fair value option.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, delaying the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. SFAS 157 introduces a new definition of fair value, a fair value hierarchy (requiring market based assumptions be used, if available) and new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. On October 1, 2008, we adopted without material impact on our consolidated financial statements the provisions of SFAS 157 related to financial assets and liabilities. We will adopt the provisions of SFAS 157 related to non-financial assets and liabilities on October 1, 2009, and have not yet determined the impact, if any, of these provisions of SFAS 157 on our consolidated financial statements.

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

The U.S./Mexico, Canada Pressure Pumping and International Pressure Pumping segments provide stimulation and cementing services to the petroleum industry throughout the world. Stimulation services are designed to improve the flow of oil and natural gas from producing formations. Cementing services consist of pumping a cement slurry into a well between the casing and the wellbore to isolate fluids that might otherwise damage the casing and/or affect productivity, or that could migrate to different zones, primarily during the drilling and completion phase of a well. See “Business” included in our Annual Report on Form 10-K for the year ended September 30, 2008 for more information on these operations.

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

	Three Months Ended December 31,
	2008	% Change	2007
Rig Count: (1)
U.S.	1,898	6%	1,790
Canada	408	15%	356
International(2)	1,090	7%	1,018
Commodity Prices (average):
Crude Oil (West Texas Intermediate)	$58.45	-36%	$90.67
Natural Gas (Henry Hub)	$6.43	-8%	$6.99

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Inc. rig count information.
(2)	Excludes Canada, and includes Mexico average rig count of 106 and 93 for the three-month periods ended December 31, 2008 and 2007, respectively.

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

With the retraction of oil and natural gas prices over the last few months, tightening and uncertainty in the credit markets, and the global economic slowdown, drilling rig activity in the U.S. has declined significantly from November 2008 through January 2009, and we expect to see further reductions in U.S. drilling activity throughout fiscal 2009 compared to 2008. The magnitude and duration of reduction is uncertain and will ultimately be influenced by a number of factors, including commodity prices, global demand for oil and natural gas, supplies and depletion rates of oil and natural gas reserves, and government policy with respect to the financial credit crisis.

Canadian Rig Count

The demand for our pressure pumping services in Canada is primarily driven by oil and natural gas drilling activity, and similar to the United States, tends to be extremely volatile. During the last 10 years, the lowest annual rig count averaged 212 in fiscal 1999 and the highest annual rig count averaged 502 in fiscal 2006. Similar to activity in the United States, drilling rig activity in Canada has gradually declined since November 2008, and is expected to continue to decline throughout fiscal 2009 compared to 2008.

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

Outlook

As stated under “Market Conditions” above, our worldwide operations are primarily driven by the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity. The global economic slowdown has led to a steep decline in oil and natural gas prices, with current prices approximately 70% below their historic highs in July 2008. These steep price declines have reduced cash flows of oil and gas producers and have led to significant reductions in planned drilling activity for the remainder of fiscal 2009, particularly in the U.S. market.

We expect average U.S. drilling rig activity to be 25%—30% lower in the second fiscal quarter than the average rig count of 1,898 rigs working in the first fiscal quarter. Thereafter, we expect sequential rig activity declines in the range of 10% per quarter for the remainder of the year. We anticipate that service and product pricing pressures will escalate in most U.S. markets as a result of the decline in drilling activity. We are monitoring customer activities closely and are taking measures to right-size our organization to reduce costs and meet customer demand.

We expect drilling activity in Canada to decline from current levels late in the fiscal second quarter, as the Canadian market enters the seasonal spring break-up period, resulting in sequential activity decline of approximately 20%. We expect revenues from International Pressure Pumping Services and the Oilfield Services Group to be slightly lower in the fiscal second quarter when compared to the first quarter, but not to the same degree we expect our North American businesses to be impacted.

Results of Operations

Consolidated

(dollars in millions)	Three Months Ended December 31,
	2008	% Change	2007
Revenue	$1,431.6	11%	$1,285.1
Operating income	$220.4	-13%	$252.6

Worldwide rig count(1)	3,396	7%	3,164

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Inc. rig count information.

All of our reportable segments made significant contributions to the consolidated revenue growth for the first fiscal quarter of 2009. The integration of businesses acquired within the Oilfield Services Group in recent years, the procurement of new contracts in our International Pressure Pumping operations, and activity-related improvements in almost all regions of our U.S./Mexico operations were significant providers to the growth.

While revenue for the three months ended December 31, 2008 increased when compared to the same period in the prior year, consolidated operating income for the period decreased, primarily as the result of price declines for our products and services in the U.S. pressure pumping market. Results for the three months ended December 31, 2008 also included a non-cash charge of $21.7 million, which represented 1.5% of revenue for the quarter, related to the settlement of a frozen U.S. defined benefit pension plan. For the three months ended December 31, 2008, consolidated operating income margins decreased to 15.4% from 19.7% reported in the same period of the prior fiscal year.

U.S./Mexico Pressure Pumping

(dollars in millions)	Three Months Ended December 31,
	2008	% Change	2007
Revenue	$721.5	10%	$654.1
Operating income	151.9	-16%	180.1

U.S. rig count(1)	1,898	6%	1,790
Mexico rig count(1)	106	14%	93

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Inc. rig count information.

Our U.S./Mexico Pressure Pumping operations first fiscal quarter 2009 revenue improved 10% with average active drilling rigs increasing 6% during the same period. The impact of lower prices for our products and services in the U.S. market was offset by a higher volume of jobs performed, allowing almost all regions to contribute to the revenue improvement. Our Rocky Mountain, Mid-Continent and Northeast regions contributed the majority of the increase, primarily as a result of increased drilling activity in shale formations.

Operating income margin decreased from 27.5% in the first fiscal quarter of 2008 to 21.0% during the first fiscal quarter of 2009 as increased competition in the U.S. has resulted in lower pricing for our products and services. Increased costs for materials and maintenance also contributed to the margin decline.

Canada Pressure Pumping

(dollars in millions)	Three Months Ended December 31,
	2008	% Change	2007
Revenue	$131.8	9%	$121.3
Operating income	28.8	70%	17.0

Canadian rig count(1)	408	15%	356

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Inc. rig count information.

Canadian Pressure Pumping revenue increased 9% for the first fiscal quarter of 2009 compared to the same period of fiscal 2008 due to improved pricing for our products and services, increased activity levels and an increase in the average size of jobs being performed.

Operating income margin improved to 21.9% for the three months ended December 31, 2008, from 14.0% during the same period in the prior year, primarily as a result of more favorable job mix, lower maintenance and fuel costs, and improvement in pricing in some areas.

International Pressure Pumping

(dollars in millions)	Three Months Ended December 31,
	2008	% Change	2007
Revenue	$329.0	14%	$288.5
Operating income	45.6	27%	35.9

International rig count, Excluding Mexico(1)	984	6%	925

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Inc. rig count information.

The following table summarizes the percentage change in revenue for each of the operating segments within the International Pressure Pumping reportable segment, comparing the first fiscal quarter of 2009 with the comparable period of fiscal 2008:

% change in Revenue
Europe/Africa	-7%
Middle East	9%
Asia Pacific	29%
Russia	11%
Latin America	20%

International Pressure Pumping revenue of $329.0 million in the first fiscal quarter of 2009 increased 14% compared to the same period in the prior year, with our Asia Pacific and Latin America operations being the most significant contributors. International drilling rig activity increased 6% over the same time period. The increased revenue in Asia Pacific is largely attributable to new projects in China, increased drilling rig activity in Malaysia and increased product sales in Thailand. Latin America benefited from activity-related increases in Venezuela, Argentina and Brazil.

Revenues in Europe decreased largely as a result of unfavorable exchange rates, which caused local currency billings to translate into fewer U.S. dollars. In the Middle East, the favorable impact of increased activity and new service contracts in North Africa and Oman was partially offset by lower rig activity in India and Saudi Arabia. Revenues in Russia were higher primarily as a result of more favorable weather conditions in the first quarter of fiscal 2009 compared to the same period in fiscal 2008.

Operating income margins from our International Pressure Pumping operations increased from 12.5% in the first quarter of fiscal 2008 to 13.8% in the first quarter of fiscal 2009. The increased operating margins are largely attributable to the activity-related revenue increase in most international regions. In addition, the first quarter of fiscal 2008 was negatively impacted by unusually harsh weather conditions in a number of areas and an inordinate amount of front-end project start-up costs in a number of international markets.

Oilfield Services Group

(dollars in millions)	Three Months Ended December 31,
	2008	% Change	2007
Revenue	$249.3	13%	$221.1
Operating income	41.2	- 2%	42.0

The following table summarizes the percentage change in revenue for each of the operating segments within the Oilfield Services Group:

% Change in Revenue
Tubular Services	-2%
Process and Pipeline Services	-2%
Chemical Services	16%
Completion Tools	38%
Completion Fluids	38%

Revenues from our Oilfield Service Group increased 13% to $249.3 million in the first quarter of fiscal 2009 compared to the same period in fiscal 2008, with significant increases from our Completion Tools, Completion Fluids and Chemical Services businesses. The increase in Completion Tools revenue is primarily attributable to the inclusion of the Innicor Subsurface Technologies business, which we acquired in May 2008. Completion Fluids revenue increased primarily as a result of increased activity and fluid sales in Mexico. Chemical Services benefited from increased sales of production chemicals along the Gulf Coast and in the Permian Basin. Tubular Services revenues were lower as a result of delays in some international projects due in part to inclement weather in the North Sea. Process and Pipeline Services revenues were lower due to seasonally lower activity.

Operating income margin for the Oilfield Services Group for the first fiscal quarter of 2009 decreased to 16.5% compared to 19.0% in first fiscal quarter of fiscal 2008, primarily as a result of the lower tubular service activity, the seasonal decline in process and pipeline service activity, and a difference in product / service mix.

Other Operating Expenses

The following table sets forth our other operating expenses (in thousands):

	Three Months Ended December 31,
	2008	2007
Pension settlement	$21,695	$—
Research and engineering	17,120	17,198
Marketing	30,745	28,832
General and administrative	42,421	36,630
Loss (gain) on disposal of assets, net	28	(626)

Pension settlement: In September 2006, we entered into an agreement to settle our obligation with respect to a U.S. defined benefit pension plan. Plan assets of approximately $72 million were used to purchase an insurance contract that is being used to fund the benefits and settle the plan. In December 2008, we received approval from the Pension Benefit Guaranty Corporation and the Internal Revenue Service and were relieved of primary responsibility for the pension benefit obligation. Consequently, we recorded a non-cash pre-tax charge of $21.7 million in connection with the settlement in the first fiscal quarter of 2009.

Research and engineering: Research and engineering expense was essentially flat comparing the three months ended December 31, 2008 to the same period in the prior fiscal year. As a percentage of revenue, this expense decreased slightly from 1.3% in the fiscal 2008 first quarter to 1.2% in fiscal 2009.

Marketing: While marketing expense increased $1.9 million to $30.7 million for the three months ended December 31, 2008 compared to the same period in the prior fiscal year, as a percentage of revenue this expense decreased slightly in the first fiscal quarter to 2.1% in fiscal 2009 compared to 2.2% in fiscal 2008.

General and administrative: General and administrative expense increased $5.8 million, or 16%, in the first quarter of fiscal 2009 compared to the same period in fiscal 2008, due to the inclusion of the Innicor operations acquired in May 2008 and as a result of increased administrative costs to support operations in other new markets. As a percentage of revenue, general and administrative expense increased slightly in the first quarter from 2.9% in fiscal 2008 to 3.0% in fiscal 2009.

Interest expense and interest income: The following table shows a comparison of interest expense and interest income (in thousands):

	Three Months Ended December 31,
	2008	2007
Interest expense	$(6,081)	$(7,862)
Interest income	515	474

Net interest expense	$(5,566)	$(7,388)

Interest expense decreased $1.8 million in the first quarter of fiscal 2009 compared to the same period of fiscal 2008, primarily as a result of lower average outstanding borrowings when comparing the respective periods. Outstanding debt balances decreased from $624.3 million at December 31, 2007 to $553.4 million at December 31, 2008. Interest income was consistent with the same period in the prior year.

Other income (expense), net: Other income (expense), net, was made up of the following (in thousands):

	Three Months Ended December 31,
	2008	2007
Minority interest	$(3,179)	$(3,069)
Non-operating net foreign exchange loss	504	361
Legal settlement	3,569	—
Other, net	558	(3)

Other income (expense), net	$1,452	$(2,711)

Other income (expense), net improved by $4.2 million in the first quarter of fiscal 2009 compared to the same period of fiscal 2008, primarily as a result of a legal settlement in a commercial dispute.

Income Tax Expense

Our effective tax rate increased from 29% for the three months ended December 31, 2007 to 31% for the three months ended December 31, 2008, primarily because the prior year includes the impact of a statutory tax rate decrease in Canada which took effect in that year.

Liquidity and Capital Resources

Historical Cash Flow

The following table sets forth the historical cash flows (in millions):

	Three Months Ended December 31,
	2008	2007
Cash flow from operations	$200.6	$203.8
Cash used in investing	(116.2)	(158.0)
Cash used in financing	(56.4)	(51.3)
Effect of exchange rate changes on cash	(4.9)	.9

Change in cash and cash equivalents	$23.1	$(4.6)

Cash flow from operations of $200.6 million for the three months ended December 31, 2008 decreased $3.1 million, or 2%, compared to the same period in the prior year, primarily as a result of higher investment in working capital between the two periods.

Cash used in investing activities decreased $41.8 million, or 26%, in fiscal 2009 compared to fiscal 2008, as a result of a decrease in capital expenditures, primarily as a result of lower expansion capital needed due to lower demand for our products and services.

Cash used in financing activities increased $5.1 million, or 10%, in fiscal 2009 compared to fiscal 2008, primarily as a result of treasury stock purchases of 3,466,500 shares of common stock for $44.2 million in the first quarter of fiscal 2009. Cash used in financing activities in fiscal 2008 primarily include the repayment of short-term borrowings.

Liquidity and Capital Resources

Cash flows from operations are expected to be our primary source of liquidity for the remainder of fiscal 2009. Our sources of liquidity also include cash and cash equivalents of $173.4 million at December 31, 2008 and the available financing facilities listed below (in millions):

Financing Facility	Expiration	Borrowings at December 31, 2008	Available at December 31, 2008
Revolving Credit Facility	August 2012	$—	$400.0
Committed Credit Facility	May 2009	50.0	—
Discretionary	Various times within the next 12 months	4.6	60.7

As of December 31, 2008, the Company had $249.8 million of the 5.75% Senior Notes due 2011 and $249.0 million of the 6% Senior Notes due 2018 issued and outstanding, net of discount.

Our amended and restated revolving credit facility (the “Revolving Credit Facility”) permits borrowings of up to $400 million in principal amount. The Revolving Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and a $20 million sublimit for swingline loans. Swingline loans have short-term maturities and the remaining amounts outstanding under the Revolving Credit Facility become due and payable in August 2012. In addition, we have the right to request up to an additional $200 million over the permitted borrowings of $400 million, subject to the approval of our lenders at the time of the request. Depending on the amount of borrowings outstanding under this facility, the interest rate applicable to borrowings generally ranges from 30-40 basis points above LIBOR. We are charged various fees in connection with the Revolving Credit Facility, including a commitment fee based on the average daily unused portion of the commitment, totaling $0.1 million for the three months ended December 31, 2008. In addition, the Revolving Credit Facility charges a utilization fee on all outstanding loans and letters of credit when usage of the Revolving Credit Facility exceeds 62.5%, although there were no material fees for the three months ended December 31, 2008. There were no borrowings under the Revolving Credit Facility at December 31, 2008.

In May 2008, we entered into a Committed Credit Facility with a commercial bank to finance our acquisition of Innicor Subsurface Technologies Inc. There are no commitment fees required by this facility, and the interest rate is based on market rates on the dates that amounts are borrowed. On December 31, 2008, there were $50.0 million in outstanding borrowings under this credit facility. This facility will expire in May 2009. We expect to repay this facility when it becomes due with cash on hand, financing available under existing facilities, or a new facility with the same bank.

In addition to the Revolving Credit Facility and the Committed Credit Facility, we had available $60.7 million of discretionary lines of credit at December 31, 2008, which expire at the bank’s discretion. Except for $4.1 million, these discretionary lines are unsecured. There are no requirements for commitment fees or compensating balances in connection with these lines of credit, and interest is at prevailing market rates. There was $4.6 million in outstanding borrowings under these lines of credit at December 31, 2008. The weighted average interest rate on short-term borrowings outstanding under the Committed Credit Facility and the discretionary lines as of December 31, 2008 was 4.3%.

Management believes that cash flows from operations combined with cash and cash equivalents, the Revolving Credit Facility and other discretionary credit facilities provide us with sufficient capital resources and liquidity to manage our routine operations, meet debt service obligations, fund projected capital expenditures, pay a regular quarterly dividend and support the development of our short-term and long-term operating strategies. If the discretionary lines of credit are not renewed, or if borrowings under these lines of credit otherwise become unavailable, we expect to refinance this debt by arranging additional committed bank facilities or through other long-term borrowing alternatives.

The Senior Notes, Revolving Credit Facility and Committed Credit Facility include various customary covenants and other provisions, including the maintenance of certain profitability and solvency ratios, none of which materially restrict our activities. We are in compliance with all covenants imposed.

Cash Requirements

We had $117.3 million of capital expenditures during the three months ended December 31, 2008. In response to anticipated decline in demand for our services and products resulting from the global economic slowdown, we have reduced our planned capital expenditures for fiscal 2009 by approximately $100 million from earlier estimates. We currently anticipate capital expenditures to be approximately $450 million in fiscal 2009. The actual amount of fiscal 2009 capital expenditures will depend primarily on maintenance requirements and market opportunities and our ability to execute our planned capital expenditures.

We expect our minimum pension and postretirement funding requirements to be approximately $19.3 million in fiscal 2009. We contributed $3.8 million to such plans during the three months ended December 31, 2008.

We have paid cash dividends in the amount of $0.05 per common share each quarter since the fourth quarter of fiscal 2005. For the three months ended December 31, 2008, we paid cash dividends totaling $14.7 million. We anticipate paying a quarterly cash dividend of $0.05 per common share for the remainder of fiscal 2009. However, dividends are subject to approval by our Board of Directors each quarter, and the Board has the ability to change the dividend policy at any time.

As of December 31, 2008, we had $249.8 million of 5.75% Senior Notes due 2011, $249.0 million of 6% Senior Notes due 2018 issued and outstanding, net of discount, and $50.0 million outstanding on a Committed Credit Facility due May 2009. We expect to repay the amount outstanding under the Committed Credit Facility when it becomes due with cash on hand, financing available under existing facilities, or a new facility with the same bank. We expect cash paid for interest expense to be approximately $32.0 million in fiscal 2009.

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

Off Balance Sheet Transactions

In 1999, we contributed certain pumping service equipment to a limited partnership, in which we own a 1% interest. The equipment is used to provide services to our customers for which we pay a service fee over a period of at least six years, but not more than 13 years, at approximately $12 million annually. This is accounted for as an operating lease. We assessed the terms of this agreement and determined it was a variable interest entity as defined in FIN 46(R), Consolidation of Variable Interest Entities. However, we were not deemed to be the primary beneficiary, and therefore, consolidation was not required. The transaction resulted in a gain that is being deferred and amortized over 13 years. The balance of the deferred gain was $3.4 million and $4.2 million as of December 31, 2008 and September 30, 2008, respectively. The agreement permits substitution of equipment within the partnership as long as the implied fair value of the new property transferred in at the date of substitution equals or exceeds the implied fair value, as defined, of the current property in the partnership that is being replaced. As a result of such substitutions, the deferred gain was reduced by $0.5 million in the three month period ended December 31, 2008. In 2010, we have the option, but not the obligation, to purchase the pumping service equipment for approximately $46 million. We currently intend to exercise this option. The option price to purchase the equipment under the partnership depends in part on the fair market value of the equipment held by the partnership at the time the option is exercised, as well as other factors specified in the agreement.

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

This statement is effective for business combinations occurring on or after the beginning of the annual reporting period beginning after December 15, 2008. We will adopt SFAS 141(R) on October 1, 2009 for acquisitions beginning on or after that date.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. Under SFAS 159, companies that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. In addition, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 is effective at the beginning of an entity’s first fiscal year beginning after November 15, 2007 and is to be applied prospectively, unless the entity elects early adoption. Consequently, we adopted SFAS 159 effective October 1, 2008 and elected not to apply the fair value option.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, delaying the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. SFAS 157 introduces a new definition of fair value, a fair value hierarchy (requiring market based assumptions be used, if available) and new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. On October 1, 2008, we adopted without material impact on our consolidated financial statements the provisions of SFAS 157 related to financial assets and liabilities. We will adopt the provisions of SFAS 157 related to non-financial assets and liabilities on October 1, 2009, and have not yet determined the impact, if any, of these provisions of SFAS 157 on our consolidated financial statements.

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

Such statements are subject to risks and uncertainties, including, but not limited to, general economic and business conditions; global economic growth and activity; oil and natural gas market conditions; political and economic uncertainty; and other risks and uncertainties described elsewhere in this Report and in our Annual Report on Form 10-K. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. Forward-looking statements speak only as of the date they are made and, other than as required under securities laws, we do not assume a duty to update or revise these forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from foreign currency fluctuations internationally and from changing interest rates, primarily in the United States, Canada and Europe. A discussion of our primary market risk exposure is included in Part II, Item 7A of our Annual Report on Form 10-K the year ended September 30, 2008. No events or transactions have occurred during the three-month period ended December 31, 2008, which would materially change the information disclosed in our Annual Report on Form 10-K with respect to market risk.

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

The information regarding litigation and environmental matters described in Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes during the period ended December 31, 2008 in our “Risk Factors” as discussed in our Form 10-K for the fiscal year ended September 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)
October 1 – 31, 2008	4,057,252	$12.75	3,466,500
November 1 – 30, 2008	0		0
December 1 – 31, 2008	0		0

TOTAL	4,057,252		3,466,500

(1)	The total number of shares purchased includes: (i) shares purchased pursuant to the stock repurchase program described in (2) below; and (ii) shares surrendered or deemed surrendered to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called “stock swap exercises” of employee stock options.
(2)	On December 19, 1997, our Board of Directors authorized a stock repurchase program of up to $150 million (which was subsequently increased several times). Repurchases are made at the discretion of our management and the program will remain in effect until terminated by our Board of Directors. Since the Company began its share repurchase program in 1997, the Company has repurchased 90.2 million shares for $1.85 billion. As of December 31, 2008, approximately $348.4 million remained available for future purchases under the program.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

†*10.1	Tenth Amendment effective December 5, 2008 to BJ Services Company 1995 Incentive Plan.

†*10.2	Tenth Amendment effective December 5, 2008 to BJ Services Company 1997 Incentive Plan.

†*10.3	Seventh Amendment effective December 5, 2008 to BJ Services Company 2000 Incentive Plan.

†*10.4	Fourth Amendment effective December 5, 2008 to BJ Services Company 2003 Incentive Plan.

†*10.5	Amended and Restated Deferred Compensation Plan.

†*10.6	Amended and Restated Supplemental Executive Retirement Plan.

†*10.7	Form of Amended and Restated Executive Severance Agreement.

*31.1	Section 302 certification for J. W. Stewart.

*31.2	Section 302 certification for Jeffrey E. Smith.

*32.1	Section 906 certification furnished for J. W. Stewart.

*32.2	Section 906 certification furnished for Jeffrey E. Smith.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

BJ Services Company
(Registrant)

Date: February 6, 2009	By:	/s/ J. W. Stewart
J. W. Stewart
Chairman of the Board, President and Chief Executive Officer

Date: February 6, 2009	By:	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Executive Vice President – Finance and Chief Financial Officer