Form 10-Q/A
period 2009-06-30
BJ SERVICES CO
filed 2009-08-10
CIK 864328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, as filed with the Securities and Exchange Commission on August 7, 2009, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report provides the following items from our Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Operations; (ii) the Condensed Consolidated Statement of Financial Position; (iii) the Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; and (v) the notes to unaudited condensed consolidated financial statements, tagged as blocks of text.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections. No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q, nor does it modify or update in any way disclosures made in the Form 10-Q.

Item 6.	Exhibits

*31.1	Section 302 certification for J. W. Stewart.

*31.2	Section 302 certification for Jeffrey E. Smith.

*32.1	Section 906 certification furnished for J. W. Stewart.

*32.2	Section 906 certification furnished for Jeffrey E. Smith.

**101.0	The following financial statements and accompanying notes from BJ Service Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 10, 2009, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Operations for the three and nine months ended June 30, 2009 and 2008; (ii) the Condensed Consolidated Statement of Financial Position as of June 30, 2009 and September 30, 2008; (iii) the Condensed Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income for the nine months ended June 30, 2009; and (iv) the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2009 and 2008.

*	Filed with our Form 10-Q as filed on August 7, 2009.
**	Furnished with this Form 10Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

BJ Services Company (Registrant)

Date: August 10, 2009	By:	/s/ J. W. Stewart
J. W. Stewart Chairman of the Board, President and Chief Executive Officer

Date: August 10, 2009	By:	/s/ Jeffrey E. Smith
Jeffrey E. Smith Executive Vice President - Finance and Chief Financial Officer

4