Form 10-K/A
period 2009-09-30
BJ SERVICES CO
filed 2009-12-18
CIK 864328

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

DOCUMENTS INCORPORATED BY REFERENCE: None

i

Explanatory Note

BJ Services Company (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended September 30, 2009 with the Securities and Exchange Commission on November 23, 2009 (the “Original Filing”). The Company is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) solely for the purpose of including Items in Part III (Items 10, 11, 12, 13 and 14) that were omitted from the Original Filing in accordance with General Instruction G(3) of Form 10-K.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Other than as described above, no changes have been made to any Items included in the Original Filing, and this Amendment does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Board of Directors

Our Bylaws provide for the Board of Directors to serve in three classes (Class I, Class II and Class III) having staggered terms of three years each. The table below sets forth information for the Class I, Class II and Class III directors, whose terms will expire at the Annual Meeting of Stockholders in 2012, 2010 and 2011, respectively.

Name	Principal Occupation	Age	Director Since	Class

John R. Huff	Mr. Huff is the current Chairman and former Chief Executive Officer of Oceaneering International, Inc., an oilfield services corporation. He was Chief Executive Officer and a director of Oceaneering from 1986 to 2006 and has been Chairman of the Board since 1990. Mr. Huff is also a director of Suncor Energy Inc. and KBR, Inc.	63	1992	I

Michael E. Patrick	Mr. Patrick has been the Vice President and Chief Investment Officer for The Meadows Foundation, Inc., a private foundation, since December 1, 1995. He served as Managing Director for M. E. Zukerman Energy Advisors from July 1994 to November 1995. He served as Executive Vice President, Chief Financial Officer and a director of Lomas Financial Corporation, parent, and President and Chief Operating Officer of two operating subsidiaries from 1992 to 1993. From 1984 to 1991, Mr. Patrick was Executive Vice Chancellor for Asset Management of the University of Texas System, where he was responsible for the investment of all endowment funds. Mr. Patrick is also a director of Cameron International Corporation and Apptricity Corporation.	65	1995	I

Name	Principal Occupation	Age	Director Since	Class

Don D. Jordan	Currently, Mr. Jordan is the Chairman and CEO of Jordan Capital Management, an investment company primarily organized to manage his own investments. In December 1999, Mr. Jordan retired as Chairman of the Board of Reliant Energy, Inc., a diversified international energy services company with operations in all segments of the energy chain that bring natural gas and electricity to customers. Mr. Jordan was employed by various subsidiaries of Reliant Energy, Inc. from 1956 until his retirement. He currently serves as a director of AEGIS Insurance Services.	77	1990	II

William H. White	Mr. White has been the Mayor of the City of Houston, Texas since January 2, 2004. From 1997 through December 2003, Mr. White was the President and Chief Executive Officer of WEDGE Group Incorporated, with holdings in real estate, engineering and construction, and oil and gas services. From 1993 to 1995, Mr. White served as Deputy Secretary of Energy of the United States. Prior to that, Mr. White was a partner with the Houston-based law firm of Susman Godfrey. He has previously served on the Board of several public companies.	55	2003	II

L. William Heiligbrodt	Currently, Mr. Heiligbrodt is a private investor and managing partner in a family business. From February 1999 to February 2003, he served as a consultant to Service Corporation International, a funeral services corporation (“SCI”). Mr. Heiligbrodt served as President and Chief Operating Officer of SCI until February 1999 and served in various management positions with SCI since February 1990. Prior to joining SCI, Mr. Heiligbrodt served as President of Provident Services, Inc. from March 1988 to February 1990. Prior to that, he served for five years as Vice Chairman and Chief Executive Officer of WEDGE Group Incorporated. He currently serves as a director of Carriage Services.	68	1992	III

James L. Payne	Mr. Payne has served as Chairman and Chief Executive Officer of Shona Energy Company, Inc. since December 2006 and its predecessor Shona Energy Company, LLC formed in January 2005. Mr. Payne served as Chairman, President and Chief Executive Officer of Nuevo Energy Company from October 2001 until its merger with Plains Exploration and Production Company in May 2004. Mr. Payne served as Chairman and Chief Executive Officer of Santa Fe Energy from 1990 until May 1999, when Santa Fe merged with Snyder Oil Corporation, which also was engaged in the production of oil and gas. Following the merger, he was Chief Executive Officer and then Chief Executive Officer and Chairman of the merged company, Santa Fe Snyder Corporation. Santa Fe Snyder merged with Devon Energy Corporation, which also is engaged in the production of oil and gas, in August 2000, and Mr. Payne was Vice Chairman and a director of Devon through January 2001. Mr. Payne is also a director of Nabors Industries Ltd. and Global Industries, Ltd.	72	1999	III

Name	Principal Occupation	Age	Director Since	Class

J. W. Stewart	Mr. Stewart is Chairman of the Board, President and Chief Executive Officer of the Company. He joined Hughes Tool Company in 1969 as Project Engineer and served as Vice President—Legal and Secretary of Hughes Tool Company and as Vice President—Operations for a predecessor of the Company prior to being named our President in 1986. In 1990, he was also named Chairman and Chief Executive Officer of the Company.	65	1990	III

Non-Management Sessions. For fiscal 2009, the non-management directors met in four regularly scheduled executive sessions and one non-scheduled executive session without management present.

Lead Director. Mr. Huff was selected by the Board to serve as Lead Director for 2009 and presided at the executive sessions. Mr. Heiligbrodt has been selected by the Board to serve as Lead Director for 2010.

Communications. Interested parties may communicate directly with the Board, non-management directors or the Lead Director by sending a letter to the attention of the Board, non-management directors or the Lead Director, as applicable, c/o Vice President and General Counsel, BJ Services Company, 4601 Westway Park Boulevard, Houston, Texas 77041.

Documents Available on Our Website or Upon Request. Our Corporate Governance Guidelines, Supplemental Code of Ethics, Corporate Compliance and Business Ethics Manual, Related Party Transaction Policy and charters of the Audit Committee, the Nominating and Governance Committee and the Executive Compensation Committee are available on our website at www.bjservices.com, and copies of these documents are available to stockholders, without charge, upon request.

We will furnish a copy of our Annual Report on Form 10-K for the year ended September 30, 2009, without exhibits, free of charge to each person who forwards a written request to Investor Relations, BJ Services Company, P.O. Box 4442, Houston, Texas 77210-4442.

Certifications. On February 20, 2009, our CEO provided his annual certification to the NYSE that he was not aware of any violation by the company of NYSE’s corporate governance listing standards. In addition, our CEO and CFO have made the certifications required under Section 302 of the Sarbanes Oxley Act, which were filed with our annual report on Form 10-K and which are filed herewith as Exhibits 31.1 and 31.2.

Executive Officers of the Company

Name	Age	Position	Executive Officer Since
J. W. Stewart	65	Chairman of the Board, President and Chief Executive Officer	1990
David Dunlap	48	Executive Vice President – Chief Operating Officer	1995
Jeffrey E. Smith	47	Executive Vice President – Finance and Chief Financial Officer	2002
Ronald F. Coleman	54	Vice President – North America Pressure Pumping Services	2007
Alasdair Buchanan	49	Vice President – International Pressure Pumping Services	2005
Margaret B. Shannon	60	Vice President – General Counsel	1994
L. Scott Biar	46	Vice President – Controller	2007
Susan Hill	49	Vice President – Human Resources	2007
Jeff Hibbeler	44	Vice President – Technology and Logistics	2007

Bret Wells	44	Vice President – Treasurer and Chief Tax Officer	2006
Paul Yust	56	Vice President – Chief Information Officer	2007

Mr. Stewart joined Hughes Tool Company in 1969 as Project Engineer. He served as Vice President – Legal and Secretary of Hughes Tool Company and as Vice President – Operations for a predecessor of the Company prior to being named President of the Company in 1986. In 1990, he was also named Chairman and Chief Executive Officer of the Company.

Mr. Dunlap joined the Company in 1984 as a District Engineer and was named Executive Vice President – Chief Operating Officer in 2007. Prior to being promoted to Executive Vice President and Chief Operating Officer, he held the position of Vice President – International Division from 1995 through 2007. He also previously served as Vice President – Sales for the Coastal Division of North America and U.S. Sales and Marketing Manager.

Mr. Smith joined the Company in 1990 as Financial Reporting Manager. He also served as Director, Financial Planning and the Director of Business Development. He held the position of Treasurer from 2002 through 2006 and was named Vice President, Finance and Chief Financial Officer in 2006. In 2007, Mr. Smith was promoted to Senior Vice President and in 2008, Mr. Smith was promoted to Executive Vice President.

Mr. Coleman joined the Company in 1977 and was named Vice President – North American Pressure Pumping Services in 2007. Prior to being promoted to Vice President – North American Pressure Pumping Services, he held the position of Vice President – U.S./Mexico Operations from 1998 through 2007. He previously held various management positions within U.S./Mexico sales and operations groups.

Mr. Buchanan joined the Company in 1982 as a Trainee Engineer and was named Vice President – International Pressure Pumping Services in 2007. He served as Vice President – Technology and Logistics from 2005 through 2007 and has previously served in numerous international engineering and operations positions, including Region Manager of the Europe Africa Region of our International Pressure Pumping business, a position he held from 1999 through 2005.

Ms. Shannon joined the Company in 1994 as Vice President – General Counsel from the law firm of Andrews Kurth LLP, where she had been a partner since 1984.

Mr. Biar joined the Company as Vice President – Controller in December 2007. Prior to joining the Company, Mr. Biar was employed by Stewart & Stevenson Services, Inc. from 2002 through 2007, where he served as Vice President, Controller and Chief Accounting Officer from December 2002 through January 2006 and Chief Financial Officer, Treasurer and Controller from January 2006 until May 2006, when the company was sold to Armor Holdings, Inc. Mr. Biar remained with Stewart & Stevenson in a transitional financial and consulting role from May 2006 through August 2007. Mr. Biar is a Certified Public Accountant.

Ms. Hill joined the Company in 1979 and was promoted to Director, Human Resources in 2003 and then to Vice President in 2007. Prior to being promoted to Director, she held various positions within the Human Resources function.

Mr. Hibbeler joined the Company in 1989 as an Associate Engineer and was named Vice President – Technology and Logistics in 2007. He has previously served as Region Manager for the Asia Pacific Region of our International Pressure Pumping business. Prior to that, he held the position of Country Manager for several countries in Asia Pacific and Latin America.

Mr. Wells joined the Company as Tax Director in 2002. Prior to that, Mr. Wells worked the majority of his career at Cargill, Inc. where he served as Assistant Vice President – Tax. He was named Treasurer and Chief Tax Officer in 2006 and was promoted to Vice President in 2007.

Mr. Yust joined the Company as Chief Information Officer in 2006 and was promoted to Vice President in 2007. He joined the Company from Kraton Polymers LLC, a multinational chemical manufacturing and distribution company, where he served as the Chief Information Officer from 2001 until 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of reports on Forms 3 and 4 and amendments thereto furnished to us during fiscal 2009, reports on Form 5 and amendments thereto furnished to us with respect to fiscal 2009 and written representations from officers and directors that no Form 5 was required to be filed, we believe that all filing requirements applicable to our officers, directors and beneficial owners of more than 10% of our Common Stock under Section 16(a) of the Exchange Act were complied with during fiscal 2009.

Code of Ethics

We have adopted a Supplemental Code of Business Conduct and Ethics that applies to our directors and executive officers, including our Chief Executive Officer, Chief Financial Officer and Controller. We have also adopted a Corporate Compliance and Business Ethics Manual that applies to all of our employees. Both of these codes are available in print, without charge, to stockholders upon request and on our website at www.bjservices.com.

Director Nominations

No changes have been made to the procedures by which security holders may recommend nominees to our board of directors since our last proxy statement dated as of December 15, 2008.

Audit Committee

The Audit Committee is composed of Messrs. Huff (Chairman), Jordan, Patrick and White.

The Board of Directors has determined that all of the Audit Committee members are audit committee financial experts and are independent as that term is defined by the rules of the New York Stock Exchange. The Board of Directors has adopted a charter for the Audit Committee, a copy of which is available on our website at www.bjservices.com.

ITEM 11.	Executive Compensation.

Director Compensation

The following table sets forth the compensation of our non-employee directors for the fiscal year 2009. Mr. Stewart was an executive officer and director in 2009. As such, information about his compensation is listed in the Summary Compensation Table in this Form 10-K/A.

Name	Fees Earned or Paid in Cash	Stock Awards (1)(2)	Option Awards (3)(4)	Change in Pension Value and Nonqualified Compensation Earnings (5)	Total
	$	$	$	$	$
L. William Heiligbrodt	130,083	196,033	67,336	657,602	1,051,054
John R. Huff	157,544	196,033	67,336	657,602	1,078,515
Don D. Jordan	131,583	196,033	67,336	723,455	1,118,407
Michael E. Patrick	125,957	196,033	67,336	558,822	948,148
James L. Payne	117,833	196,033	67,336	427,116	808,318
William H. White	124,167	196,033	67,336	295,410	682,946

(1)	Represents the amounts recognized for financial reporting purposes in accordance with Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 718, Compensation-Stock Compensation (“ASC 718”) for the year ended September 30, 2009, related to phantom stock awards made pursuant to our 2003 Incentive Plan. See Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for a description of the ASC 718 valuation. These amounts include awards granted in fiscal 2009 and reflect the proportionate amount of compensation for fiscal 2009 based on the vesting terms of the awards and the fair value of the awards on the date of grant. The grant date fair value of the phantom stock awards granted during fiscal 2009, as determined pursuant to ASC 718, was $12.62 per share.
(2)	The following table shows the aggregate number of phantom stock awards outstanding at September 30, 2009 and the grant date fair value of such awards:

Name	Aggregate Phantom Stock Awards Outstanding as of September 30, 2009	Grant Date Fair Value of Aggregate Stock Awards
	(#)	($)
L. William Heiligbrodt	15,999	316,592
John R. Huff	15,999	316,592
Don D. Jordan	15,999	316,592
Michael E. Patrick	15,999	316,592
James L. Payne	15,999	316,592
William H. White	16,000	316,613

(3)	Represents the amounts recognized for financial reporting purposes in accordance with ASC 718 for the year ended September 30, 2009, related to stock option awards made pursuant to our 2000 and 2003 Incentive Plans. See Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for a description of the ASC 718 valuation. These amounts include awards granted in fiscal 2009 and reflect the proportionate amount of compensation for fiscal 2009 based on the vesting terms of the awards and the fair value of the awards on the date of grant. The awards are expensed over a one-year period because all of the directors are eligible to retire under our incentive plans. The grant date fair value of the option awards granted during fiscal 2009, as determined pursuant to ASC 718, was $4.2085 per share.
(4)	The following table shows the aggregate number of stock option awards outstanding at September 30, 2009 and the grant date fair value of such awards:

Name	Aggregate Stock Option Awards Outstanding as of September 30, 2009	Grant Date Fair Value of Aggregate Stock Option Awards
	(#)	($)
L. William Heiligbrodt	84,379	614,368
John R. Huff	80,000	587,656
Don D. Jordan	93,138	667,798
Michael E. Patrick	93,138	667,798
James L. Payne	93,138	667,798
William H. White	101,138	719,798

(5)	Represents the increase in the net present value of vested benefits payable under the Directors’ Benefit Plan, based on years of service and the November 2008 increase in the annual retainer from $80,000 to $120,000 in lieu of meeting fees.

Directors’ Fees

The annual director retainer fee is $120,000. Annual fees for service as lead director or chair of a Board committee are as follows: $25,000 for the chair of the audit committee, $10,000 for the chairs of the executive compensation committee and nominating and governance committee, and $10,000 for the lead director. Directors also receive reimbursement for out-of-pocket expenses. Directors who are employees of the Company are not paid directors’ fees.

Equity Awards

For fiscal 2009, directors were awarded 16,000 stock options (with an exercise price of the fair market value on the date of grant under the plan) and 8,000 shares of phantom stock. These equity awards vest in one-third installments on the first, second and third anniversaries of the grant date. The option awards vest automatically upon a change in control, death or disability but only vest automatically upon retirement if one year has elapsed from the date of grant. The phantom stock awards vest automatically upon death, disability or retirement, but do not become payable until the end of the applicable deferral period. The phantom stock vests automatically upon a change in control with no deferral period.

The merger agreement dated as of August 30, 2009 among Baker Hughes Incorporated, BSA Acquisition LLC and BJ Services Company (the “Merger Agreement”) prohibits us from granting future equity awards to directors, executive officers and key employees. Therefore, no equity awards have been granted to the directors for fiscal 2010.

Retirement Benefits

Under the directors’ benefit plan, directors who have served at least a three-year term on the Board will receive an amount upon termination from services based on their years of service. The aggregate benefit is determined by multiplying the number of years of service times the director’s last annual retainer. A director is credited for a full year of service for any partial calendar year in which he serves as a director. Payment of the benefit begins following the director’s termination of service and is made over ten years, or in a lump sum discounted to net present value. Benefits paid upon termination due to death or disability will be made in a lump sum that is not subject to a present value discount. Benefits payable due to a change in control will be paid in annual installments over ten years, or in a lump sum subject to a net present value reduction. The non-employee directors were first elected on the following dates: Mr. Heiligbrodt-May 7, 1992; Mr. Huff-May 7, 1992; Mr. Jordan-August 20, 1990; Mr. Patrick-April 13, 1995; Mr. Payne-January 28, 1999; and Mr. White-January 22, 2003.

COMPENSATION DISCUSSION AND ANALYSIS

Overview

Philosophy

The Company’s overall philosophy on compensation of the Company’s executive officers is to provide competitive salary levels and compensation incentives that:

•	attract, motivate and retain individuals of outstanding ability in these key positions;

•	recognize individual performance and the performance of the Company relative to the performance of other companies of comparable size, complexity and quality; and

•	support both the short-term and long-term goals of the Company.

We believe that this approach closely links the compensation of our executive officers to the accomplishment of Company goals that coincide with stockholder objectives.

We also have the following compensation objectives when setting the compensation programs for our executive officers:

•	provide a significant percentage of long-term equity compensation that is at-risk based on predetermined performance criteria;

•	require appropriate executive stock ownership levels that align the interests of the executive officers with those of the stockholders; and

•	set compensation levels that are competitive in the market.

Administration

Our executive compensation program is administered by the Executive Compensation Committee (the “Compensation Committee”) of our Board of Directors. Our Compensation Committee approves compensation for our named executive officers which includes the principal executive officer, the principal financial officer and the other executive officers named in the Summary Compensation Table (collectively, the “Named Executive Officers” or “NEOs”). The Compensation Committee also reviews and approves compensation for our other executive officers that are not our Named Executive Officers.

Compensation Process

Compensation Consultant

The Compensation Committee annually retains Hewitt Associates LLC (“Hewitt”) as its compensation consultant to advise the Compensation Committee on matters related to the executive officers’ and directors’ compensation. Hewitt assists the Compensation Committee by providing a comparative market assessment of executive and director compensation at least every other year. The Compensation Committee retained Hewitt in fiscal 2009 to provide a market assessment, but has not retained Hewitt for fiscal 2010.

Compensation Decisions

In the first fiscal quarter of each year, our Chief Executive Officer and our Vice President—Human Resources analyze compensation trends as well as internal Company factors to recommend an appropriate level of compensation for the other executive officers. Based on this information, the Chief Executive Officer makes a recommendation to the Compensation Committee regarding the specific amounts and types of compensation to be awarded to the other executive officers. The Compensation Committee then meets in the first fiscal quarter of each year and approves a competitive level of compensation for each executive officer based on information drawn from a variety of sources including:

(1)	the CEO’s recommendation,

(2)	internal factors such as Company and individual performance and responsibilities, and

(3)	statistical information provided by Hewitt for our peer companies in the oilfield services industry.

The Compensation Committee also approves the compensation package for the Chief Executive Officer based on information provided by Hewitt and the Vice President—Human Resources. Following approval of the compensation program for executive officers, salary increases are generally made effective and bonuses are generally paid in December of that year. The annual long-term compensation awards are granted on the day they are approved by the Compensation Committee.

The Compensation Committee met in the first fiscal quarter of 2010 but did not approve any changes in compensation for our executive officers for fiscal 2010.

Selection of Peer Companies

The comparative market assessment that Hewitt has provided to us in previous years includes general information relating to industry and market trends as well as more specific compensation information for a select group of peer companies within the energy services industry. This peer group is used to benchmark our executive compensation levels against executives with responsibilities similar in breadth and scope to our executives. The companies compared have global businesses that compete with us for executive talent. The following twenty public companies comprised our peer group for fiscal 2009: Baker Hughes Incorporated, Cameron International Corporation, FMC Technologies, Inc., Halliburton Company, Helmerich & Payne, Inc., McDermott International Inc., Nabors Industries Ltd., National Oilwell Varco, Inc., Noble Energy, Inc., Oceaneering International, Oil States International, Inc., Pioneer Natural Resources Company, Pride International, Inc., Rowan Companies, Inc., Schlumberger Limited, Smith International, Inc., The Shaw Group Inc., Tidewater Inc., Transocean Inc., and Weatherford International Ltd.

Executive Compensation Components

The executive compensation program has in the past included three elements that, taken together, constitute a flexible and balanced method of establishing total compensation for the Company’s executive officers. These elements are:

•	base salary;

•	annual bonus award; and

•	long-term incentive awards (stock option awards, performance unit awards, and phantom stock awards).

The Compensation Committee generally attempts to provide our executive officers with a total compensation package that is competitive and reflective of the performance achieved by the individual as well as the Company’s performance. We also place emphasis on our performance relative to our peer group. Compensation for salaries and bonuses is generally set at the 50th percentile range of our peer group and between the 50th and 75th percentiles of our peer group for long-term incentive awards. An executive officer may fall below or above those ranges depending on his or her tenure with the Company, level of performance for the prior year and responsibilities.

The Compensation Committee does not have a specific allocation goal between cash and equity-based compensation; however, the Compensation Committee believes that a significant portion of an executive’s compensation should be at risk and tied to the financial performance of the Company. Consequently, a large portion of the executive officers’ compensation is typically weighted toward long-term incentives.

Cash Compensation

Base Salaries

We strive to provide our executive officers with a level of assured cash compensation in the form of base salaries that are appropriate given their professional responsibilities and accomplishments. Generally, base salaries are determined according to the following factors:

•	the individual’s experience level;

•	the scope and complexity of the position held;

•	the annual performance of the individual; and

•	the Company’s performance for the year.

No specific formula is applied to determine the weight of each factor. In addition to the above factors, the Compensation Committee considers the survey data provided by Hewitt when evaluating increases to base salary. The Committee attempts to set base salaries for the executive officers at the 50th percentile of the peer group based on comparable positions. Based on Mr. Stewart’s tenure with the Company, his experience, and the Company’s performance while under his direction as CEO, his base salary for fiscal 2009 was above the 50th percentile. For fiscal 2009, all of the other NEOs’ base salaries were set within the 25th to 50th percentile. Based on the above factors, each NEO was evaluated and as a group, the NEOs received an average increase in base salaries of 7% in fiscal 2009 from fiscal 2008.

Annual Bonus

The purpose of the annual bonus is to provide motivation toward, and reward the accomplishment of, corporate annual objectives and to provide a competitive compensation package that will attract, reward and retain individuals of the highest quality. As a pay-for-performance plan, cash bonus awards are paid based upon two factors: (1) the individual bonus award levels set for each executive officer’s position and (2) the achievement of corporate performance objectives established for the fiscal year.

There are three bonus award levels for each executive officer: entry level, expected value (target) and over achievement. Each level represents the percentage of base salary that the executive officer will receive as a bonus if that particular bonus award level is met for the fiscal year. The bonus levels for fiscal 2009 were 10%, 100% and 175% of base salary for Mr. Stewart, 8%, 80% and 140% of base salary for Messrs. Dunlap and Smith and 7%, 70% and 122.5% of base salary for the remaining NEOs. Bonus award levels are not based on performance factors for each individual officer; rather, they are based on the officer’s position and generally remain the same from year to year.

The second factor in the award of cash bonuses is the achievement of corporate performance objectives. We choose earnings per share (“EPS”) as our performance objective metric for the annual bonus because it is currently the metric that we believe is most widely used to evaluate the performance of the Company by investors and analysts. The target level is typically the earnings per share estimated by the Company in its annual planning process completed in October of each year. Based on that number, the Chief Executive Officer then determines earnings per share goals for the entry level and over achievement bonus levels. The Chief Executive Officer then recommends all three levels to the Compensation Committee for their approval.

For fiscal 2009, the annual bonus EPS target was approved by the Compensation Committee on November 11, 2008 for all NEOs at $1.33 for entry level, $1.77 for expected value (target) and $2.21 for over-achievement. The Company’s earnings per share for fiscal 2009 was $0.51. No bonuses were paid for fiscal 2009 as the EPS target was not met at any level.

Long-Term Incentives

The long-term incentive program was introduced in fiscal 1993 to focus management’s attention on Company performance over a period of time longer than one year in recognition of the long-term horizons for return on investments and strategic decisions in the energy services industry. The program is designed to motivate management to assist the Company in achieving a high level of long-term performance and serves to link this portion of executive compensation to long-term stockholder value.

The incentive plans approved by the stockholders of the Company provide flexibility to the Compensation Committee in the types of long-term incentive awards that can be granted. The long-term incentives granted to executives during fiscal 2009 were allocated 50% to stock options, 25% to performance units and 25% to phantom stock. The percentage level for each type of award is initially proposed by the Chief Executive Officer to the Compensation Committee, which then approves the percentage level. The percentage level is generally consistent with the percentages used by our peer group. In recent years, however, our NEOs’ average total pay at risk has been higher than the average total pay at risk within our peer group. Bonus stock awards are not included in the above percentages, as they were awarded in fiscal 2009 solely due to the forfeiture of performance units previously granted and are not taken into consideration when granting other equity awards. See discussion of “Bonus Stock” below.

The value of long-term incentives that are awarded is based on several factors. Each year, the Chief Executive Officer reviews the tenure of each executive officer as well as the officer’s job responsibilities and performance. The Chief Executive Officer also reviews the amounts of incentive awards granted by our peer group, including the mix of stock options to performance based awards. The CEO recommends long-term incentive awards for the other NEOs to be generally between the 50th and 75th percentile of our peer group and submits these recommendations to the Compensation Committee for their approval. The Compensation Committee decides on the amount and mix of long-term incentive awards for the CEO based on the same factors. For awards granted in October 2008 for fiscal 2009, total long-term incentive awards that were granted for the NEOs, including the CEO, were above the 50th percentile and below the 75 th percentile of our peer group.

As discussed previously under “Director Compensation – Equity Awards”, the Merger Agreement prohibits us from awarding any equity awards to directors, executive officers and key employees. Therefore, no equity awards have been granted to the executive officers for fiscal 2010.

Stock Options

Stock options are an essential piece of the Company’s total compensation package and are intended to give key employees and executive officers a long-term stake in the Company and align the interests of management with our stockholders. The 2003 Incentive Plan provides for the granting of stock options to officers, key employees and non-employee directors at an exercise price equal to the fair market value of the stock, which is the closing price of the stock on the day prior to the date of the grant. The grant date is the same date as the Compensation Committee meeting at which the options are awarded. Options are generally awarded in the first fiscal quarter of each year except in certain circumstances where additional options may be awarded to an executive officer because of a mid-year promotion. Options vest ratably over three one-year periods and expire seven years after the date of grant. Options become immediately vested in full upon death, disability or a change in control, but only vest immediately in full upon retirement if held for one year following the date of grant. Dividends are paid on stock options only after the option has been exercised and converted into shares of Common Stock and then are paid per the normal dividend policy.

Performance Units

The 2003 Incentive Plan also provides for the granting of performance units. Performance units are certificates of potential value, payable in stock at the end of a specified performance period if established financial performance levels are achieved. Performance units are designed to encourage managing for long-term growth and reward sustained stockholder value.

Each performance unit represents the right to receive Common Stock when the performance unit is vested. Performance units generally vest at the end of a three-year period, based on our stock performance over that period measured against pre-established objectives, and they include an income tax gross-up. For more information on the income tax gross-up, see “Tandem Cash Tax Rights” below. Dividends are paid on performance unit awards only after the shares have been issued and are then paid per the normal dividend policy. Upon death, disability or retirement prior to the end of the performance period, performance units are earned only if the performance target is met. The amount that is earned is based on the level of performance that is met. If a change in control occurs, all performance units vest automatically at the time of the change in control at the over achievement level. In the case of the proposed merger, the change in control date is the date our stockholders approve the merger with Baker Hughes.

All of the performance units that are currently outstanding are earned based on a comparison of the performance of our common stock to the common stock of five companies within our peer group. The five companies are: Baker Hughes Incorporated, Halliburton Company, Schlumberger N.V., Smith International, Inc. and Weatherford International Ltd. These five companies were chosen because they are more similar to our business and industry than the larger peer group used in the compensation survey.

The comparison is based on (1) the percentage change in the average price of our common stock at the end of the performance period from the average price of our common stock at the beginning of the performance period, compared to (2) the percentage change in the average price of the common stock of the five company peer group at the end of the performance period from the average price of their common stock at the beginning of the performance period. Dividends paid on our Common Stock, along with any dividends paid on the common stock of our peer group, are taken into consideration when determining the average price of common stock during the performance period.

The number of performance units that vest is based on the following levels and percentages.

	Entry	Expected Value (Target)	Over Achievement
BJ Services Performance	70% of Peer Group Average	Average of Peer Group	130% of Peer Group Average

% of Performance Units Earned	50% earned	100% earned	133-1/3% earned

For performance units granted in fiscal 2009, if the Company’s performance is less than 70% of the peer group average, the officer earns 33 1/3% of the performance units if the Company had positive consolidated operating income for each of the three years of the performance period computed in accordance with U.S. generally accepted accounting principles, with certain exclusions. For performance units granted in fiscal 2007 and 2008, if the Company’s performance is less than 70% of the peer group average, the officer earns 33 1/3% of the performance units if the Company earned a profit exclusive of asset write downs for each of the three years of the performance period. For all outstanding performance units, if the Company’s performance is less than 70% of the peer group average, the Compensation Committee has the power to reduce the number of performance units awarded. The Company’s performance was less than 70% of the peer group average for performance units that were granted on November 15, 2006 and that vested on September 30, 2009. The officers would have received 33 1/3% of the award; however, the Compensation Committee met on November 16, 2009 and reduced the award by the fullest extent possible to zero.

Phantom Stock

The 2003 Incentive Plan authorizes the issuance of phantom stock awards, which are rights to receive a specified number of shares of Common Stock (or cash equal to the fair market value of a specified number of shares of Common Stock) at the end of a specified deferral period if certain performance criteria are met. Phantom stock awards generally vest ratably on each of the first three anniversaries of grant and include an income tax gross up. For more information on the income tax gross-up, see “Tandem Cash Tax Rights” below. Dividends are paid on phantom stock awards only after the shares have been issued and are then paid per the normal dividend policy.

For awards granted in October 2008, the phantom stock awards vest if the Company has positive consolidated operating income computed in accordance with generally accepted accounting principles, subject to certain exclusions, for the fiscal year ending before the date when each third of the phantom stock is scheduled to vest. For awards granted in and prior to December 2007, the phantom stock vests if the Company earns a profit, exclusive of asset write downs for the fiscal year ending before the date when each third of the phantom stock is scheduled to vest. The officer must be employed by the Company on the vesting date to receive the phantom stock; however, the employment requirement is waived in the event of death, disability or retirement. If a change in control occurs, all performance criteria will be considered met and all phantom stock will fully vest at the time of the change in control. In the case of the proposed merger, the change in control date is the date our stockholders approve the merger with Baker Hughes.

Bonus Stock

Under the 2003 Incentive Plan, the Compensation Committee may from time to time grant shares of bonus stock to employees, including the executive officers. The bonus stock granted to date by the Compensation Committee represents the right to receive one share of Common Stock if certain performance criteria are met. The bonus stock awards vest in one-quarter installments over a one-year period and include an income tax gross-up. For more information on the income tax gross-up, see “Tandem Cash Tax Rights” below. Dividends are paid on bonus stock awards only after the shares have been issued and are then paid per the normal dividend policy.

For awards granted in November 2008, the bonus stock vests if the Company has positive consolidated operating income computed in accordance with generally accepted accounting principles, with certain exclusions, for the fiscal quarter in which the portion of the bonus stock is scheduled to vest. For awards granted in December 2007, the bonus stock vested, if on each quarterly vesting date, the Company’s earnings per share were equal to or greater than 50% of the Company’s earnings per share during the corresponding quarter of the prior year. The awards granted in November 2006 vested if, on each quarterly vesting date, the Company’s earnings per share were equal to or greater than 80% of the Company’s earnings per share during the corresponding quarter of the prior year. Performance objectives for each bonus stock grant were independently established based on the expected business environment for the award period compared to the prior period and based on the committee’s view of realistic performance objectives. The Committee set the target at 50% for the December 2007 awards because the Committee believed that the Company would be operating in a much more difficult business environment during fiscal 2008, which could make achieving the higher objectives unrealistic. At the time of the November 2008 awards, the significantly changed economic conditions in the United States and elsewhere made the business outlook for our fiscal 2009 uncertain and the Committee believed that the Company would be operating in a much more difficult business environment during fiscal 2009, which could make achieving the higher objectives unrealistic. For this reason, the Committee set the performance goal for fiscal 2009 as positive consolidated operating income, with certain exclusions, for the fiscal quarter in which the portion of the bonus stock is scheduled to vest. As of December 17, 2009, one-quarter of the bonus stock granted in November of 2008 remains unvested.

Upon death, disability or retirement, each bonus stock award will mature and be payable on the vesting date if the applicable performance target is met. If a change in control occurs, all performance criteria will be considered met and all bonus stock will fully vest at the time of the change in control. In the case of the proposed merger, the change in control date is the date our stockholders approve the merger with Baker Hughes.

Tandem Cash Tax Rights

For phantom stock, performance unit awards and bonus stock, tandem cash tax rights have been awarded in the past in conjunction with the award. The amount of the phantom stock and performance unit award granted takes into consideration the tandem cash tax right. Once the total value of the award is determined, the amount of the actual phantom or performance unit award is determined by deducting the value of the tandem cash tax right from the total value of the award. At the request of the RiskMetrics Group, the Company amended its 2003 Incentive Plan in January of 2009 to provide that no tandem cash tax rights would be awarded after January 2009.

Perquisites

The Company provides its executive officers limited perquisites and other personal benefits that the Compensation Committee believes are reasonable and consistent with the practices of the Company’s peer group. The perquisites generally made available to the executive officers include club membership dues, extended life insurance, annual medical examination, financial counseling and charitable contributions. Each year, each executive officer receives a number of perquisite units based on his or her position with the Company. For 2009, the CEO received a total of 10 perquisite units while the other NEOs each received 6 units. Each unit represents approximately 1% of the officer’s base salary. Perquisite units are generally approved in November of each year and must be used between January 1 and December 31 of the following year. As an additional perquisite provided outside of the perquisite program, the Company pays for long-term disability insurance for each executive officer.

Other Generally Available Benefits

Our executive officers are eligible for additional Company-wide benefits on the same basis as other full-time employees. These include an employee stock purchase plan, 401(k) plan and other health, medical and welfare programs.

The Employee Stock Purchase Plan allows eligible employees, including the executive officers, to purchase shares of our common stock at a 15% discount of the fair market value of our common stock on October 1st (the beginning of the plan year) or September 30th of the following year, whichever is lower. Eligible employees may contribute on an after-tax basis between 1% and 10% of their regular salary. An employee may not contribute more than $21,250 to the stock purchase plan.

Our 401(k) plan gives our employees an opportunity to save a percentage of their compensation for their retirement on a pre-tax or after-tax basis. Employees may contribute from 2% to 20% of their base pay on a pre-tax or after-tax basis up to the IRS contribution limits. The Company matches $1.00 for every $1.00 of the employee’s pre-tax contributions and after-tax contributions up to 6% of the employee’s base pay. The Company also makes a base contribution to each employee’s account. The base contribution amount is determined based on the employee’s age. Employees are fully vested in the Company’s matching and base contributions after three continuous years of employment.

Other benefits such as the Supplemental Executive Retirement Plan, Deferred Compensation Plan, Key Employee Share Option Plan, and change in control benefits are discussed more fully in the narrative disclosures to the tables below.

Impact of Accounting and Tax Treatment

Tax Treatment

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) generally limits the corporate tax deduction for compensation paid to executive officers named in the Summary Compensation Table to $1 million, unless certain conditions are met. The Compensation Committee considers the anticipated tax treatment of the Company’s executive compensation program.

Section 409A of the Code (“Section 409A”), which took effect on January 1, 2005, imposes certain restrictions on amounts deferred under nonqualified deferred compensation plans. In 2008, the Board of Directors approved amendments to our Directors’ Benefit Plan, Deferred Compensation Plan, Supplemental Executive Retirement Plan, 1995 Incentive Plan, 1997 Incentive Plan, 2000 Incentive Plan, 2003 Incentive Plan, and Form of Severance Agreement to be compliant with Section 409A.

Accounting Treatment

We adopted ASC 718 on October 1, 2005. At this time, the adoption of this accounting standard has not influenced our ratio of stock options to other equity awards under our long-term compensation program.

Executive Stock Ownership Guidelines

The Compensation Committee believes that it is important to align the interests of management with the interests of our stockholders. In 2005, the Nominating and Governance Committee formalized stock ownership guidelines for executive officers, providing for executive officers to own three times the officer’s base salary in value of common stock. New officers are allowed to reach this level by keeping shares received through equity awards. As an officer’s equity awards vest, he or she is expected to hold the specified value of common stock and not sell shares below that amount. In addition, the guidelines provide that directors who have been a member of our Board of Directors for more than one year are expected to have an investment in our common stock in excess of $300,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2009 and as of the date of this Form 10-K/A, none of the members of the Compensation Committee was or is an officer or employee of the Company, and no executive officer of the Company served or serves on the compensation committee or board of any company that employed or employs any member of the Company’s Compensation Committee or Board of Directors.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with the Company’s management the Compensation Discussion and Analysis included in this Form 10-K/A. Based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Don D. Jordan, Chairman

L. William Heiligbrodt

John R. Huff

Michael E. Patrick

James L. Payne

December 3, 2009

Summary Compensation Table

The following information relates to compensation for fiscal years 2007, 2008 and 2009 of our Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus	Stock Awards (2)(3)	Option Awards (2)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (5)	All Other Compensation (6)	Total
		($)	($)	($)	($)	($)	($)	($)	($)
J. W. Stewart Chairman of the Board, President and Chief Executive Officer	2009 2008 2007	1,204,167 1,141,669 1,083,341	— 575,000 —	3,177,866 2,695,235 2,647,491	2,968,964 3,907,657 6,380,195	0 0 0	0 0 1,526,499	596,475 889,639 540,005	7,947,472 9,209,200 12,177,531

Jeffrey E. Smith Executive Vice President Finance and Chief Financial Officer	2009 2008 2007	549,170 489,500 449,171	— 198,000 —	1,085,064 553,118 366,169	1,026,998 772,776 580,838	0 0 0	58,647 0 347,198	136,060 134,944 67,009	2,855,939 2,148,338 1,810,385

David Dunlap Executive Vice President and Chief Operating Officer	2009 2008 2007	630,003 600,001 502,373	— 242,000 —	1,599,448 1,358,459 1,214,950	1,543,089 1,605,788 1,331,968	0 0 0	4,596 0 88,689	252,419 324,758 210,615	4,029,555 4,131,006 3,348,595

Name and Principal Position	Fiscal Year	Salary (1)	Bonus	Stock Awards (2)(3)	Option Awards (2)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (5)	All Other Compensation (6)	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Margaret B. Shannon Vice President— General Counsel	2009 2008 2007	430,833 405,835 380,835	— 143,500 —	741,368 645,876 613,199	1,127,085 733,516 670,915	0 0 0	149,520 233,476 41,942	166,568 195,459 145,272	2,615,374 2,357,662 1,852,163

Alasdair Buchanan Vice President International Pressure Pumping Operations	2009 2008 2007	420,837 395,833 344,711	— 140,000 —	717,387 409,114 215,808	716,656 720,317 437,897	0 0 0	18,534 0 98,387	117,669 79,039 50,430	1,991,083 1,744,303 1,147,233

(1)	For fiscal 2009, 2008 and 2007, salary as a percentage of total compensation for the NEOs as a group ranged from 15% to 21%, 12% to 23%, and 9% to 30%, respectively, which reflects the Company’s and Compensation Committee’s belief that a significant portion of an executive’s compensation should be at risk and tied to the financial performance of the Company.
(2)	For each of the stock and option awards, the value shown is what was expensed in the Company’s financial statements per ASC 718. See Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for a description of the ASC 718 valuation. The grant date fair value of the stock and option awards granted during fiscal 2009, as determined pursuant to ASC 718, was $12.38 per share for the bonus stock awards, $13.83 per share for the performance unit awards, $12.62 per share for the phantom awards and $4.62 per share for each option award. Mr. Stewart’s option awards are expensed over a one-year period as he has met all of the eligibility requirements for retirement. For a description of the terms of each stock and option award, please see “Compensation Discussion and Analysis—Executive Compensation Components—Long Term Incentives.”
(3)	The following performance unit awards that were granted in fiscal 2005, 2006 and 2007 were forfeited during fiscal years 2007, 2008 and 2009 because the performance criteria were not met: Mr. Stewart, 98,426, 64,037 and 34,775, respectively; Mr. Smith, 7,284, 12,648, and 11,381, respectively; Mr. Dunlap, 43,072, 30,097 and 17,704, respectively; Ms. Shannon, 21,586, 15,369 and 8,852, respectively; Mr. Buchanan, 12,807 for fiscal 2006 and 6,955 for fiscal 2007. Under ASC 718, market based performance awards are expensed regardless of whether the performance criteria are met; consequently, these forfeited performance unit awards were fully expensed in each of the respective performance periods.
(4)	Amounts in fiscal 2007 and 2009 under the Non-Equity Incentive Plan Compensation column are zero as the annual bonus performance levels were not met and no payments were made. The Company did not meet the annual bonus performance levels in fiscal 2008, however, the Company paid bonuses at 50% of the expected value level in recognition of achieving record revenues. This amount is reflected in the Bonus column for fiscal 2008. See “Compensation Discussion and Analysis—Executive Compensation Components—Cash Compensation—Annual Bonus” for more details.
(5)	Includes earnings on our Deferred Compensation Plan and Key Employee Share Option Plan, if applicable, which are based on the change in market value in each NEO’s account during fiscal 2009. The amount in this column also includes the increase in the net present value of vested benefits payable under the Supplemental Executive Retirement Plan. The NEOs had the following (losses) or gains in pension value and earnings on nonqualified deferred compensation for fiscal 2009: Mr. Stewart—$(557,978) under the Supplemental Executive Retirement Plan (“SERP”), $45,387 under the Deferred Compensation Plan (“DCP”) and ($23,426) under the KEYSOP; Mr. Smith—$58,647 under the DCP; Mr. Dunlap—$4,596 under the DCP; Ms. Shannon—$138,388 under the SERP and $11,132 under the DCP; Mr. Buchanan—$18,534 under the DCP.
(6)	The amount for “All Other Compensation” includes the following:

		J.W. Stewart	Jeffrey E. Smith	David Dunlap	Margaret B. Shannon	Alasdair Buchanan
		($)	($)	($)	($)	($)
Matching Contributions under 401(k)	2009	26,892	15,671	19,483	25,596	14,021
	2008	24,671	16,813	17,400	23,625	13,907
	2007	24,350	16,033	16,783	23,233	13,150

Life Insurance	2009	9,387	1,260	1,260	5,061	1,260
	2008	5,544	1,260	1,260	3,612	1,209
	2007	5,544	516	1,260	3,210	810

Physical	2009	—	—	—	671	—
	2008	800	—	—	—	—
	2007	—	—	—	179	—

Financial Counseling	2009	6,900	6,236	4,722	8,070	8,371
	2008	8,235	3,133	2,080	10,458	6,838
	2007	16,965	4,461	4,419	9,689	5,052

Club Membership	2009	12,461	847	10,717	10,540	10,960
	2008	7,670	3,474	9,798	9,758	7,433
	2007	9,074	4,942	6,216	7,913	6,254

Charitable Contribution	2009	41,308	5,930	—	12,800	—
	2008	22,000	11,740	6,000	1,900	4,264
	2007	20,000	2,050	—	9,900	700

Relocation Expense	2007	—	—	—	—	13,103

Contributions to Deferred Compensation Plan	2009	95,967	30,429	35,075	18,100	22,234
	2008	72,400	17,973	23,309	11,463	13,907
	2007	67,575	11,913	16,810	8,408	9,247

Tax Gross-Ups for Bonus and Phantom Stock	2009	342,364	71,870	171,141	81,914	54,929
	2008	718,773	77,815	258,204	131,907	28,761
	2007	363,591	25,123	159,971	79,986	—

Long-term disability	2009	61,196	3,816	10,021	3,816	5,895
	2008	29,546	2,736	6,708	2,736	2,720

	J.W. Stewart	Jeffrey E. Smith	David Dunlap	Margaret B. Shannon	Alasdair Buchanan
	($)	($)	($)	($)	($)
2007	32,906	1,971	5,156	2,754	2,114

Grants of Plan-Based Awards

The following table sets forth certain information regarding potential payments under our annual bonus plan as well as equity awards granted during fiscal 2009 including stock option awards, performance unit awards, phantom stock awards and bonus stock awards.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Option Awards: Number of Securities Underlying Options (5)	Exercise or Base Price of Option Awards (6)	Grant Date Fair Value of Stock and Option Awards (7)
		Threshold	Target	Maximum	Threshold	Target		Maximum
		($)	($)	($)	(#)	(#)		(#)	(#)	($/Sh)	($)
J.W. Stewart	10/16/08								642,202	12.62	2,966,973
	10/16/08				86,367	172,733	(2)	230,311		—	2,388,897
	10/16/08					151,597	(3)			—	1,913,154
	11/11/08					21,346	(4)			—	264,263
	N/A	121,500	1,215,000	2,126,250							N/A

Jeffrey E. Smith	10/16/08								256,881	12.62	1,186,790
	10/16/08				34,547	69,093	(2)	92,124		—	955,556
	10/16/08					60,639	(3)			—	765,264
	11/11/08					4,216	(4)			—	52,194
	N/A	44,800	448,000	784,000							N/A

David Dunlap	10/16/08								293,578	12.62	1,356,330
	10/16/08				39,482	78,964	(2)	105,285		—	1,092,072
	10/16/08					69,302	(3)			—	874,591
	11/11/08					10,032	(4)			—	124,196
	N/A	50,800	508,000	889,000							N/A

Margaret B. Shannon	10/16/08								137,615	12.62	635,781
	10/16/08				18,507	37,014	(2)	49,352		—	511,904
	10/16/08					32,485	(3)			—	409,961
	11/11/08					5,123	(4)			—	63,423
	N/A	30,450	304,500	532,875							N/A

Alasdair Buchanan	10/16/08								151,376	12.62	699,357
	10/16/08				20,358	40,716	(2)	54,288		—	563,102
	10/16/08					35,734	(3)			—	450,963
	11/11/08					4,269	(4)			—	52,850
	N/A	29,750	297,500	520,625							N/A

(1)	Amounts represented the potential payouts for the fiscal 2009 performance year under our annual bonus award, which is discussed in more detail under the heading “Compensation Discussion and Analysis—Executive Compensation Components—Cash Compensation—Annual Bonus.”
(2)	Amounts represent performance units awarded in October 2008 under the 2003 Incentive Plan. These awards cliff vest after three years if the performance criteria are met. Performance unit awards are discussed in more detail under the heading “Compensation Discussion and Analysis—Executive Compensation Components—Long Term Incentives.”

(3)	Amount represents phantom stock awarded in October 2008 under the 2003 Stock Incentive Plan. These awards vest ratably one-third per year if certain performance criteria are met. Phantom stock awards are discussed in more detail under the heading “Compensation Discussion and Analysis—Executive Compensation Components—Long Term Incentives.”
(4)	Amount represents bonus stock awarded in November 2008 under the 2003 Incentive Plan. These awards vest in one-quarter installments over a one-year period if certain performance criteria are met. Bonus stock awards are discussed in more detail under the heading, “Compensation Discussion and Analysis—Executive Compensation Components—Long Term Incentives.”
(5)	Amount represents options granted in October 2008 under the 2003 Incentive Plan. Options vest ratably over a three-year period as discussed in more detail under the heading “Compensation Discussion and Analysis—Executive Compensation Components—Long Term Incentives—Stock Options.”
(6)	Our practice is that the exercise price for each stock option is the market value on the date of grant. Under our long-term incentive program, market value is the closing stock price on the day before the date of grant.
(7)	The grant date fair value of the stock option awards granted during fiscal 2009, as determined pursuant to ASC 718, was $12.38 per share for the bonus stock awards, $12.62 per share for phantom stock awards, $13.83 per share for the performance unit awards and $4.62 per share for each option award.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding stock options and stock awards that the NEOs held as of September 30, 2009. Market values shown below are based on the closing price of our common stock on the New York Stock Exchange of $19.43 on September 30, 2009, the last trading day of the 2009 fiscal year.

	Option Awards (1)					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights that have not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights that have not Vested
		(#)	(#)	($)		(#)		($)
J.W. Stewart	10/16/08		642,202	12.620	10/16/15
	12/06/07	121,092	242,184	24.180	12/06/14
	11/15/06	166,667	83,333	32.510	11/15/13
	11/22/05	240,848		35.380	11/22/12
	11/17/04	322,580		23.110	11/17/11
	12/04/03	392,772		15.800	12/04/10
	11/11/08					10,673	(3)	207,376
	10/16/08					230,311	(4)	4,474,943
	10/16/08					151,597	(2)	2,945,530
	12/06/07					26,562	(2)	516,100
	12/06/07					62,764	(4)	1,219,505
	11/15/06					9,838	(2)	191,152

Jeffrey E. Smith	10/16/08		256,881	12.620	10/16/15
	12/06/07	39,360	79,260	24.180	12/06/14
	11/15/06	54,546	27,273	32.510	11/15/13
	05/25/06	22,803		33.300	05/25/13
	11/22/05	24,085		35.380	11/22/12
	11/17/04	15,912		23.110	11/17/11
	11/20/03	9,016		16.000	11/20/10
	11/21/02	6,068		16.475	11/21/09
	11/11/08					2,108	(3)	40,958
	10/16/08					92,124	(4)	1,789,969
	10/16/08					60,639	(2)	1,178,216
	12/06/07					8,693	(2)	168,905
	12/06/07					20,541	(4)	399,112
	11/15/06					3,220	(2)	62,565

	Option Awards (1)					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights that have not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights that have not Vested
		(#)	(#)	($)		(#)		($)
David Dunlap	10/16/08		293,578	12.620	10/16/15
	12/06/07	75,958	151,916	24.180	12/06/14
	11/15/06	84,849	42,424	32.510	11/15/13
	11/22/05	113,198		35.380	11/22/12
	12/09/04	44,080		23.510	12/09/11
	11/17/04	96,774		23.110	11/17/11
	12/04/03	172,820		15.800	12/04/10
	11/11/08					5,016	(3)	97,461
	10/16/08					105,285	(4)	2,045,688
	10/16/08					69,302	(2)	1,346,538
	12/06/07					16,662	(2)	323,743
	12/06/07					39,371	(4)	764,979
	11/15/06					5,009	(2)	97,325

Margaret B. Shannon	10/16/08		137,615	12.620	10/16/15
	12/06/07	30,824	61,646	24.180	12/06/14
	11/15/06	42,425	21,212	32.510	11/15/13
	11/22/05	57,803		35.380	11/22/12
	12/09/04	12,594		23.510	12/09/11
	11/17/04	58,064		23.110	11/17/11
	12/04/03	86,410		15.800	12/04/10
	11/11/08					2,562	(3)	49,780
	10/16/08					49,352	(4)	958,909
	10/16/08					32,485	(2)	631,184
	12/06/07					6,761	(2)	131,366
	12/06/07					15,976	(4)	310,414
	11/15/06					2,504	(2)	48,653

Alasdair Buchanan	10/16/08		151,376	12.620	10/16/15
	12/06/07	37,054	74,108	24.180	12/06/14
	11/15/06	33,333	16,667	32.510	11/15/13
	11/22/05	48,170		35.380	11/22/12
	11/17/04	11,480		23.110	11/17/11
	11/11/08					2,135	(3)	41,483
	10/16/08					54,288	(4)	1,054,816
	10/16/08					35,734	(2)	694,312
	12/06/07					8,128	(2)	157,927
	12/06/07					19,205	(4)	373,153
	11/15/06					1,968	(2)	38,238

(1)	All options listed above vest at the rate of one-third a year, over the first three years of the seven-year option period. These awards are discussed in more detail under the heading “Compensation Discussion and Analysis—Executive Compensation Components—Long Term Incentives—Stock Options.”
(2)	Phantom stock awards vest ratably on each of the first three anniversaries of grant based on Company performance. These awards are discussed in more detail under the heading “Compensation Discussion and Analysis—Executive Compensation Components—Long Term Incentives—Phantom Stock.”
(3)	Bonus stock awards vest based on Company performance in one-quarter installments at the end of each of the four fiscal quarters beginning on March 31, 2009. These awards are discussed in more detail under the heading “Compensation Discussion and Analysis—Executive Compensation Components—Long Term Incentives—Bonus Stock.”

(4)	Performance unit awards vest at the end of a three-year period, based on Company performance over such period measured against pre-established objectives. Because the stockholder approval of the proposed merger with Baker Hughes would constitute a change in control under these awards, the amount shown as outstanding assumes that the performance target was met at the over-achievement level for awards granted in 2007 and 2008. These awards are discussed in more detail under the heading “Compensation Discussion and Analysis—Executive Compensation Components—Long Term Incentives—Performance Units.”

Option Exercises and Stock Vested

The following table sets forth information about stock options exercised and stock awards that vested during the fiscal year ended September 30, 2009.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise (1)	Number of Shares Acquired on Vesting (2)	Value Realized on Vesting (3)
	(#)	($)	(#)	($)
J.W. Stewart	—	—	50,032	596,907
Jeffrey E. Smith	—	—	10,877	125,305
David Dunlap	482,000	2,117,439	25,461	298,382
Margaret B. Shannon	124,000	289,540	12,007	142,816
Alasdair Buchanan	—	—	8,165	95,768

(1)	The value realized upon the exercise of the option award is determined by multiplying the number of shares by the difference between the market price of the stock at exercise and the exercise price of the option.
(2)	Represents bonus stock awarded in December 2007 and November 2008, which vests in one-quarter installments at the end of each of the four fiscal quarters beginning on March 31, 2008 and March 31, 2009, respectively. This is discussed in more detail under the heading “Compensation Discussion and Analysis—Executive Compensation Components—Long Term Incentives—Bonus Stock.” Also represents phantom stock awarded in November 2006 and December 2007 which vests one-third each year. This is discussed in more detail under the heading “Compensation Discussion and Analysis—Executive Compensation Components—Long Term Incentives—Phantom Stock.”
(3)	The value realized upon the vesting of the stock awards is determined by multiplying the number of shares of stock by the market value of the stock on the vesting date.

Pension Benefits

The following table and narrative disclosure set forth certain information with respect to pension benefits payable to the Named Executive Officers as of September 30, 2009.

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
		(#)	($)	($)
J.W. Stewart	Supplemental Executive Retirement Plan	40	14,304,722	—
Jeffrey E. Smith	Supplemental Executive Retirement Plan	21	—	—
David Dunlap	Supplemental Executive Retirement Plan	19	—	—
Margaret B. Shannon	Supplemental Executive Retirement Plan	15	2,287,817	—
Alasdair Buchanan	Supplemental Executive Retirement Plan	27	—	—

Supplemental Executive Retirement Plan

In 2000, the Compensation Committee approved the BJ Services Company Supplemental Executive Retirement Plan, which provides supplemental retirement benefits to the Company’s executive officers. In 2008, the Committee approved a bifurcation and restatement of the plan with respect to benefits accrued or vested on or after January 1, 2005, to comply with certain legislative changes under the Code. The purpose of this plan is to insure that the Company’s overall compensation program for its executives is competitive. All of our executive officers are eligible, at the Compensation Committee’s discretion, to participate in our Supplemental Executive Retirement Plan.

In the event of a termination of employment after age 60, a fully-vested participant is entitled to a normal retirement benefit equal to:

•	the participant’s highest average annual combined salary and bonus for any three consecutive complete calendar years of employment out of the past 10 years of employment;

multiplied by

•	the lesser of either

1.	2% multiplied by years of service or

2.	60%.

The estimated benefits shown above would be reduced by (1) the Social Security benefit payable at age 62, (2) certain contributions that would have been made by us for the participant’s account under our 401(k) plan if certain limitations were not imposed by the Code, and (3) any annual benefit the participant will receive under a defined benefit pension plan maintained by us, our predecessors, or an affiliate. Similar benefits are provided upon a participant’s disability. The benefits are reduced in the case of early retirement, death before age 60, or a change in control resulting in an involuntary termination of employment before the participant reaches age 60.

A fully vested participant is eligible for early retirement in the event of his or her termination of employment after age 55. Ms. Shannon was eligible for early retirement under the SERP as of September 30, 2009. Early retirement benefits are determined under the formula described above for normal retirement, except that prior to reducing the benefit for the offsets provided under (1), (2) and (3) of the prior paragraph, the retirement benefit is first reduced by 5% times the number of years that the participant’s early retirement precedes her eligibility for normal retirement.

A participant’s benefit is fully vested upon the later of the participant’s 55th birthday or the date the participant completes five full years of service (for individuals who become participants on or after January 1, 2007, this five-year service requirement is calculated based only on years of participation in the plan). Prior to age 55, no part of the benefit is vested, unless the participant dies, becomes disabled, or a change in control occurs. If one of these events occurs, the participant’s benefit will be fully vested. In the event of a change in control, the participant will be given three years’ extra credit for years of service and age in calculating the benefit. In consideration for the benefits under the plan, the executive officer agrees that he or she will not work for a business that competes with us for a period of five years after employment is terminated or the period during which the executive officer receives payments, whichever is longer, except in the event of certain involuntary terminations following a change in control, in which the noncompete restriction is waived.

The actual benefit payable is the actuarial equivalent of the estimated benefit (determined based on the average annual rate of interest on 30-year Treasury securities for the month as published by the Federal Reserve Board for a period specified under the plan and on mortality rate assumptions determined under the 1983 Group Annuity Mortality Table (or some other prevailing mortality table selected by the Compensation Committee)), after applicable offsets, paid out in annual installments over a period elected by the participant from five to 30 years or in a lump sum, depending upon the event leading to payment. A participant’s interest in the plan is generally distributed upon retirement or disability in accordance with the participant’s distribution election. A lump sum payment will be paid in the event of death (unless installment payments are elected for death), early cessation of participation in the plan, or certain terminations of employment following a change in control. The value of benefits accrued and vested prior to January 1, 2005, however, will be paid under the form of payment required under the plan’s prior provisions. In the event of certain terminations of employment following a change in control, the participant will receive a “gross-up” payment sufficient to satisfy any excise tax payments that may be imposed by Section 4999 of the Code and any additional taxes imposed with respect to such gross-up payments, in accordance with the provisions of the plan.

We have purchased life insurance to supplement financing the benefits under this plan.

Nonqualified Deferred Compensation

The following table and narrative disclosure set forth certain information with respect to nonqualified deferred compensation payable to each Named Executive Officer.

Name	Executive Contributions in Last FY	Company Contributions in Last FY (1)	Aggregate Earnings in Last FY (1)		Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
	($)	($)	($)		($)	($)
J.W. Stewart	57,800	95,967	21,961	(2)	—	7,198,609	(2)
Jeffrey E. Smith	65,010	30,429	58,647		—	554,308
David Dunlap	35,600	35,075	4,596		—	475,317
Margaret B. Shannon	11,800	18,100	11,132		—	304,817
Alasdair Buchanan	44,500	22,234	18,534		—	162,635

(1)	Amounts shown in the “Company Contributions in Last FY” and “Aggregate Earnings in Last FY” columns are included in the Summary Compensation Table. Amount includes dividends and interest earned.
(2)	Amounts for Mr. Stewart include a loss of ($23,426) and a balance of $4,843,175 in the Key Employee Share Option Plan for fiscal 2009.

Deferred Compensation Plan

In 2000, the Company implemented a deferred compensation plan for officers and certain key employees that enables participants to defer taxation on their bonus and a portion of their salary to help meet retirement and other future income needs. The plan is a nonqualified deferred compensation plan and participation is completely voluntary.

Our deferred compensation plan provides that we contribute the following amounts to the plan on behalf of each executive officer who participates:

•

for each calendar month, an amount equal to 100% (50% for deferrals prior to January 1, 2009) of the participant’s deferrals of excess compensation (the participant’s salary over a specified Internal Revenue Code limit), but not in excess of 6% of the participant’s excess compensation for the calendar month;

•

for each calendar month, an amount equal to 100% (50% for deferrals prior to January 1, 2009) of the participant’s deferrals of regular compensation (the participant’s base salary up to the Internal Revenue Code limit noted above), but not in excess of 6% of the participant’s regular compensation for the calendar month; and

•	for each calendar month, a percentage (up to 5%) of the participant’s monthly excess compensation.

We may also make contributions to the plan on behalf of participants to make up for certain contributions that were forfeited under, or not permitted to be made to, the 401(k) plan due to Internal Revenue Code limitations applicable to such plan.

Distributions under the plan are made in accordance with the participants’ distribution elections. Distributions shall be made upon the payment date specified by the participant in his deferral election. In the case of benefits earned and vested after December 31, 2004, if the participant incurs a separation from service before the payment date selected by the participant, the distribution shall be made on the date that is six months following the participant’s separation from service in accordance with Section 409A of the Code. Distributions are made in the form of lump sums or installments for a term certain of 5, 10 or 15 years, as elected by the participant.

Key Employee Share Option Plan

In 1997, the Compensation Committee approved the BJ Services Company Key Employee Share Option Plan, called the “Keysop Plan,” which allows participants to elect to receive, in lieu of salary and bonus, options to purchase certain designated mutual funds. An executive is not taxed on the value of the mutual funds until the Keysop option is exercised, and the Company does not deduct such amount for tax purposes as compensation until the option is exercised. Beginning January 1, 2005, future elections to the Keysop Plan were discontinued. Mr. Stewart is the only executive officer who has any benefit accruals under the Keysop Plan.

Potential Payments Upon Termination or Change in Control

Payments upon Voluntary Termination and Retirement

Upon the voluntary termination of a Named Executive Officer, he or she will receive the amount in his or her deferred contribution account and any accrued vacation and salary. If the NEO is eligible for retirement, he or she will also receive the following:

•

Any payments due under the Supplemental Executive Retirement Plan and the Key Employee Share Ownership Plan (these plans are discussed in more detail above under “Key Employee Share Ownership Plan” and “Supplemental Executive Retirement Plan”);

•	Accelerated vesting of stock options, unless the executive officer retires to work for a competitor; and

•	The shares granted under his or her performance unit, phantom and bonus stock awards, if the performance criteria under the award are met.

Payments upon Termination for Cause or Involuntary Termination

Upon termination for Cause, as that term is defined in the 1997, 2000 and 2003 Incentive Plans, or upon the involuntary termination of a Named Executive Officer, he or she will receive the same payments as a voluntary termination or retirement with the exception of the treatment of equity awards. Upon a termination for Cause, the NEO’s options, performance units, phantom stock and bonus stock are automatically forfeited. Unless the NEO is eligible for retirement, in an involuntary termination, the NEO retains options that have vested at the date of termination and has three months to exercise those options before they lapse. All other equity awards, including performance units, phantom stock and bonus stock are automatically forfeited. The Compensation Committee has discretion to grant additional benefits and allow certain equity awards to remain in effect, including equity awards that automatically forfeit upon termination.

Payments upon a Change in Control

The approval of the merger with Baker Hughes by BJ Services’ stockholders will constitute a change in control under our incentive plans and severance agreements.

Incentive Plans

Under our 1995 Incentive Plan, 1997 Incentive Plan, 2000 Incentive Plan and 2003 Incentive Plan, all equity awards become immediately vested in full upon a change in control. Equity awards granted under the 2003 Incentive Plan after January 29, 2009 vest only if an employee’s employment is terminated without cause by the Company or for good reason by employee, as the case may be, within two years after the change in control.

Severance Agreements

We have severance agreements with each of our executive officers. The agreements are intended to provide for continuity of management in the event of a change in control. The term of each agreement is automatically extended for an additional year at the end of each calendar year, unless we have given one year’s prior notice of termination.

The agreements provide that the executive officer could be entitled to certain severance benefits following a change in control; however, we do not believe that an executive officer should be entitled to receive his or her cash severance benefits merely because a change in control occurs. The payment of cash severance benefits is only triggered by an actual or constructive termination of employment.

If within two years following a change in control:

•	the officer is terminated by us for any reason, other than for death, disability or for cause;

•	the officer terminates his or her employment for good reason (as this term is defined in the agreements), or

•	the officer terminates his or her employment for good reason with the consent of the Company’s Board of Directors,

then the officer is entitled to the following:

(1)	a lump sum severance payment that will be equal to three times the sum of the officer’s base salary and target bonus amount, plus

(2)	an amount equal to three times the value of the officer’s largest combined stock option, performance unit and other long-term incentive award grant in the prior three years, plus

(3)	a pro-rated bonus payment in respect of the fiscal year of termination equal to the greater of the target bonus amount for that year or the bonus that would actually be payable in respect of that year based on our financial performance to the date of termination, plus

(4)	life, disability, accident and health insurance coverage substantially similar to the benefits provided before termination for a period of up to three years, plus

(5)	outplacement services, plus

(6)	retiree medical coverage if the executive was within five years of eligibility at the time of termination following a change in control, plus

(7)	an amount equal to the sum of (a) the value of all performance equity awards granted after the date of the change in control as if the maximum performance criteria were met and (b) the excess of the exercise price of each unexercisable option granted after the date of the change in control over the closing price on the date of termination.

If a change in control occurs, the severance agreements are effective for a period of two years from the date of such change in control. Under the severance agreements, a change in control would generally include any of the following events:

(1)	any person acquires 25% or more of our voting securities;

(2)	a majority of our directors are replaced during a two-year period;

(3)	stockholders approve a merger that will result in (a) 60% or less of the common stock and voting securities of the surviving corporation being owned by the same persons that owned our Common Stock immediately prior to such merger, (b) a person owning 25% or more of the surviving corporation’s common stock or voting securities, or (c) replacement of a majority of the members of the Board of Directors; or

(4)	our stockholders approve a liquidation or sale of our assets.

Upon a change in control an executive may be subject to certain excise taxes pursuant to Sections 4999 and 280G of the Internal Revenue Code. We have agreed to reimburse our executives for all excise taxes that are imposed on the executive under Sections 4999 and 280G and any income and excise taxes that are payable by the executive as a result of any reimbursements for Sections 4999 and 280G excise taxes.

The total 280G tax gross-up amount in the tables below assumes that the executive is entitled to full reimbursement by us of (1) any excise taxes that are imposed upon the executive as a result of the change in control, (2) any income and excise taxes imposed upon the executive as a result of our reimbursement of the excise tax amount and (3) any additional income and excise taxes that are imposed upon the executive as a result of our reimbursement of the executive for any excise or income taxes. The calculation of the 280G gross-up amount in the tables below is based upon the 20% excise tax rate provided in Section 4999, a 35% federal income tax rate and a 1.45% Medicare tax rate. For purposes of the 280G calculation it is assumed that no amounts will be discounted as attributable to reasonable compensation and no value will be attributed to an executive executing a non-competition agreement.

Payments upon Death and Disability

Upon the death or disability of a Named Executive Officer, he or she will receive the payments under “Voluntary Termination and Retirement” described above. Regardless of a named executive officer’s eligibility for retirement upon death or disability, he or she will receive 100% of the benefits provided under the Supplemental Executive Retirement Plan discounted for present value. The SERP payment for disability is discounted from age 60 back to the date of termination and the SERP payment upon death is discounted from the date the executive officer is eligible for early retirement, which is the later of age 55 or five years of service.

The following tables set forth the present value of the SERP benefits and lump sum amounts of other programs payable pursuant to a Named Executive Officer’s voluntary termination, retirement, termination without cause and for cause, a termination following a change in control under the severance agreements described above as well as amounts payable upon death or disability. The table below assumes a termination date or change in control date of September 30, 2009, the last business day of the fiscal year. The value of equity compensation awards (performance units, phantom stock, bonus stock and stock options) was based on the closing price of our common stock of $19.43 on the New York Stock Exchange on September 30, 2009.

J. W. Stewart	Voluntary Termination/ Retirement (1)	Involuntary Not For Cause/ Involuntary For Cause Termination	Termination following Change in Control	Death	Disability
	($)	($)	($)	($)	($)
Compensation:
Severance Payment	—	—	7,290,000	—	—
Prorata Bonus	—	—	1,215,000	—	—
Deferred Compensation	2,355,434	2,355,434	2,355,434	2,355,434	2,355,434
Incentive Award Payment	—	—	25,200,000	—	—
Accelerated Equity Incentive Plan Awards (2)	12,794,632	—	15,034,774	12,794,632	12,794,632
Accelerated Stock Options (3)	4,373,395	—	4,373,395	4,373,395	4,373,395
KEYSOP Payout	4,843,175	4,843,175	4,843,175	4,843,175	4,843,175
SERP Present Value	14,304,722	14,304,722	14,244,936	14,244,936	14,304,722

Benefits and Perqs:
Life Insurance, AD&D, Medical, Dental	—	—	192,618	—	—
Accrued Vacation/Salary (4)	116,827	116,827	116,827	116,827	116,827
Outplacement Services	—	—	30,000	—	—
Tax Gross-Up	—	—	17,231,051	—	—
Total	38,788,185	21,620,158	92,127,210	38,728,399	38,788,185

(1)	Mr. Stewart is eligible for retirement under our incentive plans as well as the Supplemental Executive Retirement Plan.

(2)	Upon death, disability or retirement prior to the end of the performance period, performance units, phantom stock and bonus stock are earned only if the performance targets are met. The percentage of performance units that is earned is based on the level of performance that is met. The amount for retirement, death and disability in this table assumes that the performance criteria for phantom and bonus stock have been met and that the performance criteria for performance units have been met at the expected value or 100% level. The amount in the change in control column assumes that the performance criteria for phantom stock and bonus stock have been met and that the performance criteria for performance units granted in 2007 and 2008 are paid at the over achievement or 133 1/3% level in accordance with the 2000 Incentive Plan and 2003 Incentive Plan. The performance unit award granted in 2006 is valued at zero for all columns as discussed in more detail under the heading “Compensation Discussion and Analysis—Executive Compensation Components—Long-Term Incentives—Performance Units.”
(3)	The amount listed for Voluntary Termination/Retirement, Death and Disability is based on the fair market value of our common stock as of September 30, 2009, which was less than exercise price for all unvested stock option awards with the exception of the October 16, 2008 award. The amount listed for Termination following Change in Control is based on a stock acquisition by a public company at the fair market value of our common stock as of September 30, 2009. If the consideration were cash, the amount listed for Termination following Change in Control would be $12,538,522, which is based on the Black-Scholes value of each option award.
(4)	Amount assumes that no vacation was taken as of September 30, 2009.

Jeffrey E. Smith	Voluntary Termination/ Retirement (1)	Involuntary Not For Cause/ Involuntary For Cause Termination	Termination following Change in Control	Death	Disability
	($)	($)	($)	($)	($)
Compensation:
Severance Payment	—	—	3,024,000	—	—
Prorata Bonus	—	—	448,000	—	—
Deferred Compensation	554,308	554,308	554,308	554,308	554,308
Incentive Award Payment	—	—	10,080,000	—	—
Accelerated Equity Incentive Plan Awards (2)	—	—	5,727,352	4,866,185	4,866,185
Accelerated Stock Options (3)	—	—	1,749,360	1,749,360	1,749,360
SERP Present Value	—	—	2,478,155	2,388,025	2,454,274

Benefits and Perqs:
Life Insurance, AD&D, Medical, Dental	—	—	31,785	—	—
Accrued Vacation/Salary (4)	43,077	43,077	43,077	43,077	43,077
Outplacement Services	—	—	30,000	—	—
Tax Gross-Up	—	—	9,817,388	—	—
Total	597,385	597,385	33,983,425	9,600,955	9,667,204

(1)	Mr. Smith is not eligible for retirement under the incentive plans or the Supplemental Executive Retirement Plan.
(2)	Upon death, disability or retirement prior to the end of the performance period, performance units, phantom stock and bonus stock are earned only if the performance targets are met. The percentage of performance units that is earned is based on the level of performance that is met. The amount for retirement, death and disability in this table assumes that the performance criteria for phantom and bonus stock have been met and that the performance criteria for performance units have been met at the expected value or 100% level. The amount in the change in control column assumes that the performance criteria for phantom stock and bonus stock have been met and that the performance criteria for performance units granted in 2007 and 2008 are paid at the over achievement or 133 1/3% level in accordance with the 2000 Incentive Plan and 2003 Incentive Plan. The performance unit award granted in 2006 is valued at zero for all columns as discussed in more detail under the heading “Compensation Discussion and Analysis—Executive Compensation Components—Long-Term Incentives—Performance Units.”
(3)	The amount listed for Voluntary Termination/Retirement, Death and Disability is based on the fair market value of our common stock as of September 30, 2009, which was less than exercise price for all unvested stock option awards with the exception of the October 16, 2008 award. The amount listed for Termination following Change in Control is based on a stock acquisition by a public company at the fair market value of our common stock as of September 30, 2009. If the consideration were cash, the amount listed for Termination following Change in Control would be $4,756,474, which is based on the Black-Scholes value of each option award.
(4)	Amount assumes that no vacation was taken as of September 30, 2009.

David Dunlap	Voluntary Termination/ Retirement (1)	Involuntary Not For Cause/ Involuntary For Cause Termination	Termination following Change in Control	Death	Disability
	($)	($)	($)	($)	($)
Compensation:
Severance Payment	—	—	3,429,000	—	—
Prorata Bonus	—	—	508,000	—	—
Deferred Compensation	475,317	475,317	475,317	475,317	475,317
Incentive Award Payment	—	—	11,520,000	—	—
Accelerated Equity Incentive Plan Awards (2)	—	—	7,357,561	6,251,870	6,251,870
Accelerated Stock Options (3)	—	—	1,999,267	1,999,267	1,999,267
SERP Present Value	—	—	2,874,325	2,749,015	3,109,966

Benefits and Perqs:
Life Insurance, AD&D, Medical, Dental	—	—	59,571	—	—
Accrued Vacation/Salary (4)	48,846	48,846	48,846	48,846	48,846
Outplacement Services	—	—	30,000	—	—
Tax Gross-Up	—	—	10,597,770	—	—
Total	524,163	524,163	38,899,657	11,524,315	11,885,266

(1)	Mr. Dunlap is not eligible for retirement under the incentive plans or Supplemental Executive Retirement Plan.
(2)	Upon death, disability or retirement prior to the end of the performance period, performance units, phantom stock and bonus stock are earned only if the performance targets are met. The percentage of performance units that is earned is based on the level of performance that is met. The amount for retirement, death and disability in this table assumes that the performance criteria for phantom and bonus stock have been met and that the performance criteria for performance units have been met at the expected value or 100% level. The amount in the change in control column assumes that the performance criteria for phantom stock and bonus stock have been met and that the performance criteria for performance units granted in 2007 and 2008 are paid at the over achievement or 133 1/3% level in accordance with the 2000 Incentive Plan and 2003 Incentive Plan. The performance unit award granted in 2006 is valued at zero for all columns as discussed in more detail under the heading “Compensation Discussion and Analysis—Executive Compensation Components—Long-Term Incentives—Performance Units.”
(3)	The amount listed for Voluntary Termination/Retirement, Death and Disability is based on the fair market value of our common stock as of September 30, 2009, which was less than exercise price for all unvested stock option awards with the exception of the October 16, 2008 award. The amount listed for Termination following Change in Control is based on a stock acquisition by a public company at the fair market value of our common stock as of September 30, 2009. If the consideration were cash, the amount listed for Termination following Change in Control would be $6,246,392, which is based on the Black-Scholes value of each option award.
(4)	Amount assumes that no vacation was taken as of September 30, 2009.

Margaret B. Shannon	Voluntary Termination/ Retirement (1)	Involuntary Not For Cause/ Involuntary For Cause Termination	Termination following Change in Control	Death	Disability
	($)	($)	($)	($)	($)
Compensation:
Severance Payment	—	—	2,218,500	—	—
Prorata Bonus	—	—	304,500	—	—
Deferred Compensation	304,817	304,817	304,817	304,817	304,817
Incentive Award Payment	—	—	5,400,000	—	—
Accelerated Equity Incentive Plan Awards (2)	2,852,831	—	3,352,171	2,852,831	2,852,831
Accelerated Stock Options (3)	937,158	—	937,158	937,158	937,158
SERP Present Value	2,289,236	2,289,236	2,824,885	2,275,530	2,300,007

Benefits and Perqs:
Life Insurance, AD&D, Medical, Dental	—	—	24,867	—	—

Margaret B. Shannon	Voluntary Termination/ Retirement (1)	Involuntary Not For Cause/ Involuntary For Cause Termination	Termination following Change in Control	Death	Disability
	($)	($)	($)	($)	($)
Accrued Vacation/Salary (4)	33,462	33,462	33,462	33,462	33,462
Outplacement Services	—	—	30,000	—	—
Tax Gross-Up	—	—	4,759,380	—	—
Total	6,417,504	2,627,515	20,189,740	6,403,798	6,428,275

(1)	As of September 30, 2009, Ms. Shannon was eligible for early retirement under the incentive plans as well as the SERP. As of December 17, 2009, she was eligible for retirement under the incentive plans as well as the Supplemental Executive Retirement Plan.
(2)	Upon death, disability or retirement prior to the end of the performance period, performance units, phantom stock and bonus stock are earned only if the performance targets are met. The percentage of performance units that is earned is based on the level of performance that is met. The amount for retirement, death and disability in this table assumes that the performance criteria for phantom and bonus stock have been met and that the performance criteria for performance units have been met at the expected value or 100% level. The amount in the change in control column assumes that the performance criteria for phantom stock and bonus stock have been met and that the performance criteria for performance units granted in 2007 and 2008 are paid at the over achievement or 133 1/3% level in accordance with the 2000 Incentive Plan and 2003 Incentive Plan. The performance unit award granted in 2006 is valued at zero for all columns as discussed in more detail under the heading “Compensation Discussion and Analysis—Executive Compensation Components—Long-Term Incentives—Performance Units.”
(3)	The amount listed for Voluntary Termination/Retirement, Death and Disability is based on the fair market value of our common stock as of September 30, 2009, which was less than exercise price for all unvested stock option awards with the exception of the October 16, 2008 award. The amount listed for Termination following Change in Control is based on a stock acquisition by a public company at the fair market value of our common stock as of September 30, 2009. If the consideration were cash, the amount listed for Termination following Change in Control would be $2,830,161, which is based on the Black-Scholes value of each option award.
(4)	Amount assumes that no vacation was taken as of September 30, 2009.

Alasdair Buchanan	Voluntary Termination/ Retirement (1)	Involuntary Not For Cause/ Involuntary For Cause Termination	Termination following Change in Control	Death	Disability
	($)	($)	($)	($)	($)
Compensation:
Severance Payment	—	—	2,167,500	—	—
Prorata Bonus	—	—	297,500	—	—
Deferred Compensation	162,635	162,635	162,635	162,635	162,635
Incentive Award Payment	—	—	5,940,000	—	—
Accelerated Equity Incentive Plan Awards (2)	—	—	3,713,511	3,151,758	3,151,758

Alasdair Buchanan	Voluntary Termination/ Retirement (1)	Involuntary Not For Cause/ Involuntary For Cause Termination	Termination following Change in Control	Death	Disability
	($)	($)	($)	($)	($)
Accelerated Stock Options (3)	—	—	1,030,871	1,030,871	1,030,871
SERP Present Value	—	—	501,677	327,150	758,505

Benefits and Perqs:
Life Insurance, AD&D, Medical, Dental	—	—	26,036	—	—
Accrued Vacation/Salary (4)	40,866	40,866	40,866	40,866	40,866
Outplacement Services	—	—	30,000	—	—
Tax Gross-Up	—	—	5,666,246	—	—
Total	203,501	203,501	19,576,842	4,713,280	5,144,635

(1)	Mr. Buchanan is not eligible for retirement under the incentive plans or the Supplemental Executive Retirement Plan.
(2)	Upon death, disability or retirement prior to the end of the performance period, performance units, phantom stock and bonus stock are earned only if the performance targets are met. The percentage of performance units that is earned is based on the level of performance that is met. The amount for retirement, death and disability in this table assumes that the performance criteria for phantom and bonus stock have been met and that the performance criteria for performance units have been met at the expected value or 100% level. The amount in the change in control column assumes that the performance criteria for phantom stock and bonus stock have been met and that the performance criteria for performance units granted in 2007 and 2008 are paid at the over achievement or 133 1/3% level in accordance with the 2000 Incentive Plan and 2003 Incentive Plan. The performance unit award granted in 2006 is valued at zero for all columns as discussed in more detail under the heading “Compensation Discussion and Analysis—Executive Compensation Components—Long-Term Incentives—Performance Units.”
(3)	The amount listed for Voluntary Termination/Retirement, Death and Disability is based on the fair market value of our common stock as of September 30, 2009, which was less than exercise price for all unvested stock option awards with the exception of the October 16, 2008 award. The amount listed for Termination following Change in Control is based on a stock acquisition by a public company at the fair market value of our common stock as of September 30, 2009. If the consideration were cash, the amount listed for Termination following Change in Control would be $3,123,916, which is based on the Black-Scholes value of each option award.
(4)	Amount assumes that no vacation was taken as of September 30, 2009.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information about the Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of September 30, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (1)	Weighted Average Exercise Price of Outstanding Options (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in 1st Column) (3)
	(#)		(#)
Equity Compensation Plans Approved by Stockholders (4)	13,324,759	$22.15	19,612,706
Equity Compensation Plans Not Approved by Stockholders (5)	—	—	—
TOTAL	13,324,759	$22.15	19,612,706

(1)	Includes 2,084,235 restricted stock awards. The number of securities to be issued upon the vesting of performance units granted in 2007 and 2008 is calculated at the over-achievement or 133 1/3% level and is zero for awards granted in 2006.
(2)	Excludes shares issuable under our equity awards with no exercise price.
(3)	Includes 10,000,000 shares available for future issuance under our 2008 Employee Stock Purchase Plan as of September 30, 2009. Under the 2008 Employee Stock Purchase Plan for the 2008/2009 ESPP plan year, 949,400 shares of Common Stock were issued on October 8, 2009 at a price of $16.26 per share, which was the closing price of the shares on the NYSE on September 30, 2008, discounted by 15%.
(4)	Issued under our 1995 Incentive Plan, the 1997 Incentive Plan, the 2000 Incentive Plan and the 2003 Incentive Plan.
(5)	All of our equity plans have been submitted to and approved by our stockholders.

Security Ownership of Certain Beneficial Owners and Management

The following table lists all persons who beneficially own more than 5% of our outstanding voting securities, to the knowledge of our management, as of November 6, 2009 based on Schedule 13G filings made by the holders with the Securities and Exchange Commission (“SEC”).

Name and Address of Beneficial Owner	Beneficial Ownership of Common Stock	Percent of Class
FMR LLC 82 Devonshire Street Boston, Massachusetts 02109	23,651,936	8.09%

T. Rowe Price Associates, Inc. 100 East Pratt Street Baltimore, Maryland 21202	30,349,525	10.30%

The Growth Fund of America, Inc. 333 South Hope Street Los Angeles, California 90071	14,705,000	5.00%

(1)	FMR LLC has sole investment power over 23,651,936 shares and sole voting power over 1,121,224 shares.
(3)	T. Rowe Price Associates, Inc. has sole investment power over 30,349,525 shares and sole voting power over 5,919,726 shares.

(4)	The Growth Fund of America, Inc. has sole investment power over zero shares and sole voting power over 14,705,000 shares.

The following table sets forth the beneficial ownership of Common Stock as of November 6, 2009, by each director, each executive officer named in the Summary Compensation Table and all directors and executive officers as a group. Unless otherwise indicated, each stockholder identified in the table is believed to have sole voting and investment power with respect to the shares beneficially held.

Name or Group	Amount and Nature of Beneficial Ownership (1)		Percent of Class
L. William Heiligbrodt	131,119	(2)	*
John R. Huff	182,664		*
Don D. Jordan	121,119		*
Michael E. Patrick	121,119		*
James L. Payne	137,119		*
William H. White	133,119		*
J. W. Stewart	3,626,570	(3)	1.2%
Jeffrey E. Smith	478,798		*
David Dunlap	1,248,215		*
Margaret B. Shannon	683,187		*
Alasdair Buchanan	277,517		*
All current directors and executive officers as a group (17 persons)	7,995,977		2.7%

*	Less than 1%
(1)	Includes common stock that can be acquired through stock options and restricted stock exercisable through January 5, 2010 for the following: Mr. Heiligbrodt—77,137 and 7,999, respectively, Mr. Huff—63,999 and 7,999, respectively; Mr. Jordan—77,137 and 7,999, respectively Mr. Patrick—77,137 and 7,999, respectively; Mr. Payne—77,137 and 7,999, respectively; Mr. White—85,137 and 8,000, respectively; Mr. Stewart—1,662,451 and 78,987, respectively; Mr. Smith—344,512 and 28,834, respectively; Mr. Dunlap—803,920 and 38,948, respectively; Ms. Shannon—386,026 and 17,994, respectively; Mr. Buchanan—234,216 and 19,010, respectively.
(2)	35,317 shares are held indirectly by the Heiligbrodt Family Partnership, Ltd., which is a Texas limited partnership owned entirely by members of the Heiligbrodt family. Mr. Heiligbrodt has full voting and dispositive power over all shares held by the partnership. These shares are held in a trust account that is subject to an account control agreement pledged to a bank providing for minimum amounts.
(3)	Mr. Stewart holds 84,896 shares indirectly as the trustee of trusts established for the benefit of his children.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The Board has determined that each of the directors except for Mr. Stewart is independent as that term is defined by rules of the New York Stock Exchange and, in the case of the Audit Committee, the Securities and Exchange Commission. Mr. Stewart is not an independent director because he is an officer and employee of the Company. In determining that each of the other directors is independent, the Board considered that we and our subsidiaries in the ordinary course of business buy from and sell products to other companies, including those at which certain directors are or have been executive officers or directors. Mr. Huff serves as a director of Suncor Energy, Inc., Mr. Patrick serves as a director of Cameron International Corporation, and Mr. Payne serves as a director of Nabors Industries, Ltd. and Global Industries, Ltd. all of whom are customers of ours in amounts that are not material. Mr. Huff also serves as a director of Oceaneering International, Inc. which is a vendor of ours in amounts that are not material. Global Industries, Ltd. is also a vendor of ours in amounts that are not material. In each case, the transactions did not automatically disqualify the directors from being considered independent under the NYSE rules. The Board also determined that these transactions were not otherwise material to us or to the other company involved in the transactions and that none of our directors has a material interest in the transactions with these companies. Based upon this review, the Board of Directors has affirmatively determined that each of the directors, except for Mr. Stewart, is independent and that none of the independent directors has a material relationship with us.

Related Party Transaction Policies and Procedures

We have adopted a formal related party transaction policy. Under this policy, information about transactions involving related persons is to be assessed by the Nominating and Governance Committee. Related parties include the Company’s directors and executive officers, as well as immediate family members of directors and executive officers and beneficial owners that hold 5% or more of our common stock. The Nominating and Governance Committee looks at different factors including (i) whether the transaction is fair to the Company, (ii) whether the Committee has all of the material facts regarding the transactions or parties involved, (iii) whether the transaction is generally available to an un-affiliated third party under the same or similar circumstances and cost, and (iv) the extent of the related person’s interest in the transaction. If the determination is made that a related party has a material interest in any Company transaction, then the Nominating and Governance Committee would review, approve or ratify it, and the transaction would be disclosed if required in accordance with the SEC rules. The Related Party Transaction Policy is available, in print, without charge, to Stockholders upon request and on our website at www.bjservices.com.

ITEM 14.	Principal Accountant Fees and Services.

Fees Paid to Deloitte & Touche

Deloitte & Touche has billed the Company and its subsidiaries fees as set forth in the table below for (1) the audits of the Company’s 2008 and 2009 annual financial statements, the audit of the 2008 and 2009 report on internal control over financial reporting, reviews of quarterly financial statements, and review of other documents filed with the Securities and Exchange Commission, and (2) assurance and other services reasonably related to the audit or review of the Company’s financial statements.

	Audit Fees	Audit-Related Fees (2)	Tax Fees
	(In Thousands)
Fiscal Year 2009 (1)	$4,174	$37	$57
Fiscal Year 2008 (1)	$4,769	$238	$—

(1)	There were no fees billed in fiscal year 2008 or 2009 that would constitute “All Other Fees.”
(2)	The services comprising “Audit-Related Fees” primarily included fees relating to work in connection with the preparation and filing of Company registration statements.

The Audit Committee of the Board of Directors has adopted policies regarding the pre-approval of auditor services. Specifically, the Audit Committee pre-approves all services provided by the independent public accountants for the fiscal year. Any additional services not previously approved must be pre-approved on a case-by-case basis. The Audit Committee reviews the actual and budgeted fees for the independent public accountants at its May and November meetings. All of the services provided by Deloitte & Touche LLP during fiscal year 2008 and 2009 were approved by the Audit Committee.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a)	List of Documents filed as part of this report or incorporated herein by reference:

(3)	Exhibits:

Number	Description of Exhibit

2.1	Agreement and Plan of Merger dated as of November 17, 1994 (“Merger Agreement”), among BJ Services Company, WCNA Acquisition Corp. and The Western Company of North America (filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1995 (file no. 1-10570), and incorporated herein by reference).

2.2	First Amendment to Agreement and Plan of Merger dated March 7, 1995, among BJ Services Company, WCNA Acquisition Corp. and The Western Company of North America (filed as Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1995 (file no. 1-10570), and incorporated herein by reference).

2.3	Agreement and Plan of Merger dated as of February 20, 2002, among BJ Services Company, BJTX, Co., and OSCA, Inc. (filed as Annex A to the Definitive Information Statement of OSCA, Inc. filed on April 29, 2002 (file no. 000-30723) and incorporated herein by reference).

2.4	Agreement and Plan of Merger dated as of August 30, 2009, among BJ Services Company, Baker Hughes Incorporated, and BSA Acquisition LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 2, 2009 (file no. 1-10570) and incorporated herein by reference).

3.1	Certificate of Incorporation, as amended as of October 22, 1996 (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (file no. 1-10570) and incorporated herein by reference).

3.2	Certificate of Amendment to Certificate of Incorporation, dated January 22, 1998 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (file no. 1-10570) and incorporated herein by reference).

3.3	Certificate of Amendment to Certificate of Incorporation, dated May 10, 2001 (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (file no. 1-10570) and incorporated herein by reference).

3.4	Certificate of Amendment to Certificate of Incorporation, dated January 31, 2006 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 (file no. 1-10570) and incorporated herein by reference).

3.5	Certificate of Designation of Series A Junior Participating Preferred Stock, as amended, dated September 26, 1996 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1996 (file no. 1-10570) and incorporated herein by reference).

3.6	Amended and Restated Bylaws, as of December 6, 2007 (filed as Exhibit 3.1 to the Company’s Current Report of Form 8-K dated December 12, 2007 (file no. 1-10570) and incorporated herein by reference).

4.1	Specimen form of certificate for the Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-35187) and incorporated herein by reference).

4.2	Amended and Restated Rights Agreement, dated September 26, 1996, between the Company and First Chicago Trust Company of New York, as Rights Agent (filed as Exhibit 4.1 to the Company’s Form 8-A/A filed on November 6, 1996 (file no. 1-10570) and incorporated herein by reference).

4.3	First Amendment to Amended and Restated Rights Agreement and Appointment of Rights Agent, dated March 31, 1997, among the Company, First Chicago Trust Company of New York and The Bank of New

York, as successor Rights Agent (filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997 (file no. 1-10570) and incorporated herein by reference).

4.4	Second Amendment to Amended and Restated Rights Agreement dated as of September 26, 2002, between the Company and The Bank of New York, as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 26, 2002 (file no. 1-10570) and incorporated herein by reference).

4.5	Third Amendment to Amended and Restated Rights Agreement dated as of August 30, 2009, between the Company and The Bank of New York, as Rights Agent (filed as Exhibit 4.8 to the Company’s Form 8-A/A filed on September 2, 2009 (file no. 1-10570) and incorporated herein by reference).

4.6	Indenture, dated June 8, 2006, between BJ Services Company, as issuer, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 12, 2006 (file no. 1-10570) and incorporated herein by reference).

4.7	First Supplemental Indenture, dated June 8, 2006, between BJ Services Company, as issuer, and Wells Fargo Bank, N.A., as trustee, with respect to the 5.75% Senior Notes due 2011 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 12, 2006 (file no. 1-10570) and incorporated herein by reference).

4.8	Third Supplemental Indenture, dated May 19, 2008, between BJ Services Company, as issuer, and Wells Fargo Bank, N.A., as trustee, with respect to the 6% Senior Notes due 2018 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 23, 2008 (file no. 1-10570) and incorporated herein by reference).

10.1	Trust Indenture and Security Agreement dated as of December 15, 1999 among First Security Trust Company of Nevada, BJ Services Equipment II, L.P. and State Street Bank and Trust Company, as Indenture Trustee (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 15, 1999 (file no. 1-10570) and incorporated herein by reference).

10.2	Amended and Restated Agreement of Limited Partnership dated as of December 15, 1999 of BJ Services Equipment II, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 15, 1999 (file no. 1-10570) and incorporated herein by reference).

10.3	Amended and Restated Credit Agreement, dated as of August 30, 2007, among the Company, Citibank, N.A., as administrative agent, swing line lender and L/C issuer, Bank of America, N.A. as syndication agent and L/C issuer, The Royal Bank of Scotland PLC, JPMorgan Chase Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as co-documentation agents and certain lenders named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 30, 2007 (file no. 1-10570 and incorporated herein by reference).

†10.4	BJ Services Company 1995 Incentive Plan (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-58637) and incorporated herein by reference).

†10.5	Amendments effective January 25, 1996, and December 12, 1996, to BJ Services Company 1995 Incentive Plan (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1996 (file no. 1-10570), and incorporated herein by reference).

†10.6	Amendment effective July 22, 1999 to BJ Services Company 1995 Incentive Plan (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (file no. 1-10570), and incorporated herein by reference).

†10.7	Amendment effective January 27, 2000 to BJ Services Company 1995 Incentive Plan (filed as Appendix B to the Company’s Proxy Statement dated December 20, 1999 (file no. 1-10570) and incorporated herein by reference).

†10.8	Amendment effective May 10, 2001 to BJ Services Company 1995 Incentive Plan (filed as Appendix B to the Company’s Proxy Statement dated April 10, 2001 and (file no. 1-10570) incorporated herein by reference).

†10.9	Eighth Amendment effective October 15, 2001 to BJ Services Company 1995 Incentive Plan (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001 (file no. 1-10570) and incorporated herein by reference).

†10.10	Tenth Amendment effective December 5, 2008 to BJ Services Company 1995 Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008 (file no. 1-10570) and incorporated herein by reference).

†10.11	BJ Services Company 1997 Incentive Plan (filed as Appendix B to the Company’s Proxy Statement dated December 22, 1997 (file no. 1-10570) and incorporated herein by reference).

†10.12	Amendment effective July 22, 1999 to BJ Services Company 1997 Incentive Plan (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (file no. 1-10570) and incorporated herein by reference).

†10.13	Amendment effective January 27, 2000 to BJ Services Company 1997 Incentive Plan (filed as Appendix C to the Company’s Proxy Statement dated December 20, 1999 (file no. 1-10570) and incorporated herein by reference).

†10.14	Amendment effective May 10, 2001 to BJ Services Company 1997 Incentive Plan (filed as Appendix C to the Company’s Proxy Statement dated April 10, 2001 (file no. 1-10570) and incorporated herein by reference).

†10.15	Fifth Amendment effective October 15, 2001 to BJ Services Company 1997 Incentive Plan (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001 (file no. 1-10570) and incorporated herein by reference).

†10.16	Eighth Amendment effective November 15, 2006 to BJ Services Company 1997 Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 13, 2006 and incorporated herein by reference).

†10.17	Ninth Amendment effective October 13, 2008 to BJ Services Company 1997 Incentive Plan (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (file no. 1-10570) and incorporated herein by reference).

†10.18	Tenth Amendment effective December 5, 2008 to BJ Services Company 1997 Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008 (file no. 1-10570) and incorporated herein by reference).

†10.19	BJ Services Company 2000 Incentive Plan (filed as Appendix B to the Company’s Proxy Statement dated December 20, 2000 (file no. 1-10570) and incorporated herein by reference).

†10.20	First Amendment effective March 22, 2001 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-73348) and incorporated herein by reference).

†10.21	Second Amendment effective May 10, 2001 to BJ Services Company 2000 Incentive Plan (filed as Appendix D to the Company’s Proxy Statement dated April 10, 2001 (file no. 1-10570) and incorporated herein by reference).

†10.22	Third Amendment effective October 15, 2001 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001 (file no. 1-10570) and incorporated herein by reference).

†10.23	Fifth Amendment effective November 15, 2006 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 13, 2006 (file no. 1-10570) and incorporated herein by reference).

†10.24	Sixth Amendment effective October 13, 2008 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (file no. 1-10570) and incorporated herein by reference).

†10.25	Seventh Amendment effective December 5, 2008 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008 (file no. 1-10570) and incorporated herein by reference).

†10.26	Amended and Restated BJ Services Company 2003 Incentive Plan (filed as Appendix A to the Company’s Proxy Statement dated December 15, 2008 (file no. 1-10570) and incorporated herein by reference).

†10.27	First Amendment effective March 19, 2009 to the Amended and Restated BJ Services Company 2003 Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 (file no. 1-10570) and incorporated herein by reference).

†10.28	2008 Employee Stock Purchase Plan (filed as Appendix A to the Company’s Proxy Statement dated December 19, 2007 (file no. 1-10570) and incorporated herein by reference).

†10.29	BJ Services Company Amended and Restated Supplemental Executive Retirement Plan effective as of December 5, 2008 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008 (file no. 1-10570) and incorporated herein by reference).

†10.30	Key Employee Security Option Plan (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997 (file no. 1-10570) and incorporated herein by reference).

†10.31	Amended and Restated BJ Services Company Directors’ Benefit Plan, effective January 1, 2008 (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (file no. 1-10570) and incorporated herein by reference).

†10.32	Amended and Restated BJ Services Company Deferred Compensation Plan, effective December 5, 2008 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008 (file no. 1-10570) and incorporated herein by reference).

†10.33	Form of Amended and Restated Executive Severance Agreement between BJ Services Company and certain executive officers (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008 (file no. 1-10570) and incorporated herein by reference).

†10.34	Form of Indemnification Agreement, dated as of December 9, 2004 between the Company and its directors and executive officers. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 15, 2004 (file no. 1-10570) and incorporated herein by reference).

†10.35	Form of letter agreement setting forth terms and conditions of options to purchase shares of common stock awarded to non-employee directors (pre-2007 form) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 23, 2004 (file no. 1-10570) and incorporated herein by reference).

†10.36	Form of letter agreement setting forth terms and conditions of options to purchase shares of common stock awarded to non-employee directors (2007 form) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2006 (file no. 1-10570) and incorporated herein by reference).

†10.37	Form of letter agreement setting forth terms and conditions of options to purchase shares of common stock awarded to non-employee directors (2008 form) (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (file no. 1-10570) and incorporated herein by reference).

†10.38	Form of letter agreement setting forth terms and conditions of phantom stock awarded to non-employee directors (pre-2008 form) (filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 (file no. 1-10570) and incorporated herein by reference).

†10.39	Form of letter agreement setting forth terms and conditions of phantom stock awarded to non-employee directors (2008 form) (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (file no. 1-10570) and incorporated herein by reference).

†10.40	Form of letter agreement setting forth terms and conditions of options to purchase shares of common stock awarded to executive officers (pre-2007 form) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2006 (file no. 1-10570) and incorporated herein by reference).

†10.41	Form of amended letter agreement setting forth terms and conditions of options to purchase shares of common stock awarded to executive officers (2007 form) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2006 (file no. 1-10570) and incorporated herein by reference).

†10.42	Form of letter agreement setting forth terms and conditions options to purchase shares of common stock awarded to executive officers (2008 form) (filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (file no. 1-10570) and incorporated herein by reference).

†10.43	Form of letter agreement setting forth terms and conditions of phantom stock awarded to executive officers (pre-2008 form) (filed as Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 (file no. 1-10570) and incorporated herein by reference).

†10.44	Form of letter agreement setting forth terms and conditions of phantom stock awarded to executive officers (2008 form) (filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (file no. 1-10570) and incorporated herein by reference).

†10.45	Form of letter agreement setting forth terms and conditions of performance units awarded to executive officers (pre-2008 form) (filed as Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 (file no. 1-10570) and incorporated herein by reference).

†10.46	Form of letter agreement setting forth terms and conditions of performance units awarded to executive officers (2008 form) (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (file no. 1-10570) and incorporated herein by reference).

†10.47	Form of letter agreement setting forth terms and conditions of bonus stock awarded to executive officers for fiscal 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on November 17, 2008 (file no. 1-10570) and incorporated herein by reference).

12.1	Ratios of Earnings to Fixed Charges (filed as Exhibit 12.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 (file no. 1-10570) and incorporated herein by reference).

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 (file no. 1-10570) and incorporated herein by reference).

23.1	Consent of Deloitte & Touche LLP (filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 (file no. 1-10570) and incorporated herein by reference).

*31.1	Section 302 certification for J. W. Stewart.

*31.2	Section 302 certification for Jeffrey E. Smith.

32.1	Section 906 certification furnished for J. W. Stewart (filed as Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 (file no. 1-10570) and incorporated herein by reference).

32.2	Section 906 certification furnished for Jeffrey E. Smith (filed as Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 (file no. 1-10570) and incorporated herein by reference).

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ SERVICES COMPANY

By	/S/ J.W. STEWART
J. W. Stewart President and Chief Executive Officer

Date: December 17, 2009